Form 10-Q
period 2010-11-30
ON THE MOVE SYSTEMS CORP.
filed 2011-01-04
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________, to ____________

Commission File Number  333-168530

On the Move Systems Corp.

(Exact Name of Registrant as Specified in Charter)

Florida	27-2343603
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7674 37th Street Circle East, Sarasota, Florida 34243

(Address of Principal Executive Offices)

(941) 586-3938

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 9,000,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of December 21, 2010.

On the Move Corp.

(A Development Stage Company)

PART I — FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

Item 1.     Financial Statements

On the Move Systems Corp.

(A Development Stage Company)

Financial Statements

As of November 30, 2010 (unaudited) and

for the three months ended November 30, 2010 (unaudited)

and the Period March 25, 2010 (Date of Inception)

through November 30, 2010 (unaudited)

Contents

Financial Statements:

On the Move Systems Corp.

(A Development Stage Company)

Balance Sheets

November 30, 2010 (Unaudited)
Assets
Current assets:
Cash	$1,118
Total current assets	1,118

$1,118

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$—

Total current liabilities	—

Stockholders’ deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 9,000,000 shares issued and outstanding	900
Additional paid in capital	8,100
Deficit accumulated during development stage	(7,882)
Total stockholders’ deficit	1,118
$1,118

The accompanying notes are an integral part of the financial statements.

On the Move Systems Corp.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended November 30, 2010	Period March 25, 2010 (Date of Inception) through November 30, 2010

Revenues:
Sales	$—	$—

Expenses:
Selling, general and administrative	765	7,882

Net loss	$(765)	$(7,882)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,000,000	6,192,000

The accompanying notes are an integral part of the financial statements.

On the Move Systems Corp.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period from March 25, 2010 (Date of Inception) through November 30, 2010

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, March 25, 2010, Date of Inception	0	$0	$0	$0	$0
Issuance of common stock for cash, September 2009, $0.0001 per share	9,000,000	900	8,100	—	9,000
Net loss for the period ended November 30, 2010 (unaudited)	—	—	—	(7,882)	(7,882)
Balance, November 30, 2010 (unaudited)	9,000,000	$900	$8,100	$(7,882)	$1,118

The accompanying notes are an integral part of the financial statements

On the Move Systems Corp.

(A Development Stage Company)

Statements of Cash Flows

Period March 31, 2010 (Date of Inception) through November 30, 2010 (unaudited)

OPERATING ACTIVITIES:
Net loss	$(7,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Net cash used by operating activities	(7,882)

INVESTING ACTIVITIES:
Net cash used by investing activities	—

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,000
Net cash provided by financing activities	9,000

NET INCREASE IN CASH	1,118
CASH, BEGINNING OF PERIOD	—
CASH, END OF PERIOD	$1,118

Period March 31, 2010 (Date of Inception) through November 30, 2010 (unaudited)

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$—
Cash paid for taxes	$—

The accompanying notes are an integral part of the financial statements.

On the Move Systems Corp.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended November 30, 2010 and

the Period March 31, 2010 through November 30, 2010 (unaudited)

1. Background Information

On The Move Systems Corp. a Florida corporation, was formed to provide Mobile Electronic Services to Auto, Recreational Vehicle and Boat Dealerships, Government Agencies as well as Individual Consumers. The company intends to install its inventoried after market electronic products desired by the customer at their location. The Company was incorporated on March 25, 2010 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is February 28.

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month period ended November 30, 2010, the period March 25, 2010 (Date of Inception) through November 30, 2010, (b) the financial position at November 30, 2010 and (c) cash flows for the period March 25, 2010 (Date of Inception) through November 30, 2010, have been made.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended November 30, 2010, the Company had a net loss of $7,882. As of November 30, 2010, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Significant Accounting Policies

The significant accounting policies followed are:

FASB CODIFICATION - In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report on Form 10-K now refer to the Codification topic section rather than a specific accounting rule as was past practice.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred.

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At November 30, 2010, the Company did not have any potentially dilutive common shares.

FINANCIAL INSTRUMENTS - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

5. Related Party Transactions

During May 2010, the Company sold 9,000,000 shares of its $0.0001 common stock to an officer of the Company for $9,000.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.  The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

6. Income Taxes

There are no current or deferred income tax expense or benefit for the period ended November 30, 2010.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

March 25, 2010 (Date of Inception) through November 30, 2010

Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit	—

$—

The Company did not have any temporary differences for the period from March 25, 2010 (Date of Inception) through November 30, 2010.

PART I — FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

OVERVIEW OF THE COMPANY

We are a development-stage company, incorporated in the State of Florida on March 25, 2010, as a for-profit company, and an established fiscal year of February 28. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next eighteen (18) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than loans we undertake.

From inception through our current date, November 30, 2010, our business operations have primarily been focused on organizational matters and the preparation of our business plan. We have spent a total of approximately $7,900 on start-up costs (legal, accounting and administrative). We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our sole director and officer.

Our ability to implement our business plan is entirely dependent on our ability to secure sufficient financing, however there is no guarantee that we will be successful in this regard.  In order to implement our business plan, we anticipate that we will require not less than $425,000 in financing in addition to the $52,500 ($477,500 in total) that we are seeking to raise through our S-1 offering.  We have taken no steps to secure the $425,000 in additional financing that we will need to implement our business plan. Furthermore, even if we successfully execute our business and establish operations, there is no guarantee that there will be a significant market for our services or that we will achieve significant revenues, if any.

In their audit report dated July 22, 2010; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital within 12 months of the effective date of our registration statement, we may be required to suspend or cease the implementation of our business plan. Due to the fact that there is no minimum investment and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to develop its business strategies. As such we may have to cease operations and you could lose your entire investment.

Plan of Operations

We intend to provide mobile electronic services under the trade name “On the Move Systems” or “OTMS”.  Our planned services include the sale,  installation, and servicing of after market electronic and audio/video upgrades for auto, recreational vehicle and boat dealerships, and for government agencies and corporations that administer vehicle fleets for law enforcement, security, emergency response,  sanitation, public utility, limousine, taxi, and other services.   To this end, we intend to create relationships with such dealerships, agencies and corporations and to provide on-site electronics sales, installation and servicing for vehicles purchased by them or by their customers.

We also intend to provide services directly to individual consumers.  We intend to offer all of our services from one or more sales and installation vehicles, eliminating the need for our customers to travel to our future place of business. Although we intend to inventory a small quantity of the electronic products that we wish to offer to our customers, we anticipate that we will order a majority of these products on an as-needed basis.

We intend to market our services by advertising in print and electronic media, local networking, and by direct sales calls to dealerships, government agencies and individual consumers. We also intend to exhibit at regional auto, recreational vehicle and boat shows and other relevant trade shows. Finally, we plan to establish a website in order to market our services to potential customers.  We have taken no steps to market our services, to exhibit at regional shows, or to establish a website and there is no guarantee that we will ever be able to do so.

To date we have not commenced providing any services, have not created relationships with any potential customers, have not obtained any inventory, or achieved any other goals mentioned in this prospectus toward the achievement our business plan.  Importantly, |there is no guarantee that we will succeed in accomplishing any of these goals.  In order to accomplish these goals, we anticipate that we will require not less than $425,000 in financing in addition to the $52, 500 ($477,500 in total) that we are seeking to raise through this offering. We  have taken no steps to secure the $425,000 in additional financing that we will need to implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we have yet to generate any revenues from our business operations. For the period ended November 30, 2010, we issued 9,000,000 shares of common stock to our sole officer and director for cash proceeds of $9,000.

We anticipate needing a minimum of $477,500 to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

Through November 30, 2010, we spent approximately $7,900 on general operating expenses. We raised the cash amounts to be used in these activities from the sale of common stock; however we currently have no liabilities and a working capital of $1,118.

As of August 31, 2010 we had $1,118 of cash on hand.

To date, the Company has managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer does not draw a salary at this time.  Second, the Company has been able to keep our operating expenses to a minimum by operating in space owned by our sole officer and will be only paying the direct expenses associated with our business operations.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status.  Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

The Company currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

If the Company is unable to raise the funds partially through this offering the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. Even if we sell all shares offered through our registration statement, we expect that the Company will seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 3 of our financial statements.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets.  Some of these measures have been adopted in response to legal requirements.  Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

Although the Company has adopted a Code of Ethics and Business Conduct the Company has not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, the Company is not required to do so. The Company has not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, the Company may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Chief Financial Officer and Principle Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended November 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended November 30, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Removed and Reserved

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three month period ended November 30, 2010.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Principal Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

32.1	Written Statements of the Chief Executive Officer, This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

ON THE MOVE CORP

Dated: January 4, 2011	By:	/S/ John B. Crawford
John B. Crawford President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director