Form 10-K
period 2011-02-28
ON THE MOVE SYSTEMS CORP.
filed 2011-05-31
CIK 1498148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 333-168530

On The Move Systems Corp.
(Exact name of registrant as specified in its charter)

Florida	27-2343603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 North Rocky Point Drive East, Suite 200
Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (941) 586-3938

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title	Name of each exchange on which registered
Common stock, $0.0001 par value	NASDAQ OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, ever Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☑    No ☐

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on August 31, 2010, is -0-. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,500,000 shares of the registrant’s common stock issued and outstanding as May 25, 2011.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to On The Move Systems Corp.

Readers should consider the following information as they review this Annual Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Annual Report on Form 10-K, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

ON THE MOVE SYSTEMS CORP.

FORM 10-K

Part I

Item 1. Business.

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) is a development stage company, incorporated in the State of Florida on March 25, 2010. The Company’s fiscal year ends on February 28. The Company is located at 3001 North Rocky Point Drive East, Suite 200, Tampa, Florida 33607. Our telephone number is 941-586-3938.  From inception until March 25, 2011, we were a “shell company” as defined by Rule 405 of the Securities Act.

On March 25, 2011, Crawford Mobile Installation Corporation (“CMIC”), a wholly owned subsidiary of OMVS, entered into a Definitive Acquisition Agreement and acquired all of the assets and assumed the liabilities of Crawford Mobile Install, a Florida sole proprietorship (the “Acquisition”).

We currently provide mobile electronic services under the trade name “On the Move Systems Corporation.” Our services include the sale, installation, and servicing of after-market electronic and audio/video upgrades for markets such as auto, recreational vehicle and boat dealerships, and for government agencies and corporations that administer vehicle fleets for law enforcement, security, emergency response, sanitation, public utility, limousine, taxi, and other services.

To this end, we have created relationships with a multitude of dealerships to provide on-site electronics sales, installation and servicing for vehicles purchased by them or by their customers. We also provide services directly to individual consumers. We currently offer all of our services from our sales and installation vehicle, eliminating the need for our customers to travel to our place of business. Although we maintain a small inventory of the electronic products that we offer to our customers, we anticipate that we will continue to order a majority of these products on an as-needed basis.

We provide our clients with electronic accessories and installation services that allow them and their customers to personalize vehicles for enhanced aesthetics and electronic performance. We believe that our service allows dealerships and other wholesale vehicle purchasers to order models with fewer options from their manufacturers, thereby reducing vehicle inventory costs. The corollary to this is that the dealerships’ retail customers can be given the alternative to select personalized electronic systems for their vehicles that are better suited to their individual budgets, tastes and needs.

We provide our services on-site at vehicle dealerships and directly to individuals. Mr. John B. Crawford, our President, Chief Executive officer and director, applies his 18 years of mobile electronic accessory sales and installation experience to identify the latest in mobile audio-visual, GPS, and telecommunications technology, and to consult with our clients to select technology best suited to their specific performance requirements and budgets. Our base of operations is in the city of Sarasota, Florida and we primarily market our services in and around that city. In keeping with future demand and as our capacity allows, we will market and provide our services further afield in adjacent cities and states.

Mr. Crawford is currently our only employee.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Executive Offices

Our executive offices are located at 3001 North Rocky Point Drive East, Suite 200, Tampa, Florida 33607.  We rent office space on a month-to-month basis.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Removed and reserved.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the OTCQB quotation service operated by OTC Markets Group, Inc. in May 2011. As a result, there is no trading history for the year ended February 28, 2011 or prior years.

Common Stock

Our authorized number of common stock is one hundred million (100,000,000) shares with a par value of $0.0001. Shares of our common stock:

●	have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors;

●	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

●	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

●	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to the Bylaws of our Articles of Incorporation and the applicable statutes of the State of Florida for a more complete description of the rights and liabilities of holders of our securities.

The closing price of our common stock on May 25, 2011, as quoted by the OTC was $3.00.  There are 12,500,000 shares of Common Stock issued and outstanding as of May 25, 2011. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

Holders

As of May 31, 2011, there were approximately 25 holders of record of our common stock.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Cash dividends

As of the date of this disclosure, we have not declared or paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of $0.0001 par value preferred stock.  As of the date of this report, there are no shares of preferred stock outstanding.  The Company’s preferred stock ranks senior to all other equity securities, including common stock.  Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purpose.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of January 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new acquisitions, products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in connection with the Company’s consolidated financial statements and related notes thereto, as included in this report.

The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.

Going Concern

We incurred a net loss of approximately $35,000 for the period from Inception through February 28, 2011.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the period from Inception through February 28, 2011 was approximately $33,000.  These conditions create an uncertainty as to our ability to continue as a going concern.

We will need obtain loans or other financing in order to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will be able to obtain these loans or that they will be available to us on terms that are acceptable to the Company.  We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Results of Operations for the period from Inception through February 28, 2011

The following table sets forth selected financial information, which should be read in conjunction with the information set forth in the accompanying financial statements and related notes included elsewhere in this disclosure.

PERIOD FROM INCEPTION ON MARCH 25, 2010 TO FEBRUARY 28, 2011
Revenue	$—
Expenses	$35,065
Net Profit (Loss)	$(35,065)
Net Profit (Loss) per share	$0.00

AS OF FEBRUARY 28, 2011
Working Capital	$126,535
Total Assets	$128,760
Total Current Liabilities	$2,225

As indicated in the financial statements the predecessor entities of OMVS and CMIC did not have meaningful operations and revenues prior to the Acquisition. However, after completing the acquisition of the assets and business of CMI, the successor business reflects the continuing operations that were anticipated in our registration statement on Form S-1. Although we have commenced operations subsequent to year end, our auditor has issued a “going concern” opinion, based upon our reliance on future capitalization to fund continuing operations.

Liquidity and Capital Resources

Net cash used by operating activities was $32,840 for the period from Inception through February 28, 2011. Subsequent to year end, the Company completed the Acquisition and exited the development stage.  In the past, the assets acquired by the Company have generated positive cash flow from operations; however, there can be no assurance that the Company will achieve positive cash flow from operations in the near term.

Cash provided by financing activities was $25,252 for the period from Inception through February 28, 2011.

The Company anticipates it will require around $100,000 to sustain operations and implement its business plan over the next twelve months. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

We do not have any material commitments for capital expenditures. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financings in addition to what is required to fund our present operations.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. A complete discussion of our accounting policies is included in Notes 2 and 3 of the Notes to Financial Statements.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended February 28, 2011, the Company had a net loss of $35,065. As of February 28, 2011, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

On The Move Systems Corporation includes herein the following financial statements and Pro Forma financial information in the footnotes to our financial statements:

On The Move Systems Corp.

Financial Statements

For the Period March 25, 2010 (date of inception) through February 28, 2011

Crawford Mobile Install

Financial Statements

For the years ended February 28, 2011 and 2010

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

On The Move Systems Corp.

Sarasota Florida

I have audited the balance sheets of On The Move Systems Corp. as of February 28, 2011 and the related statement of operations, changes in stockholder’s equity, and cash flows for the period March 25, 2010 (date of inception) through February 28, 2011. These financial statements were the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of On The Move Systems Corp. as of February 28, 2011, and the results of its operations and its cash flows for the period March 25, 2010 (date of inception) through February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements as of February 28, 2011, the Company had no revenues from operation, had not emerged from the development stage, and requires traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

May 29, 2011

On The Move Systems Corp.
(A Development Stage Enterprise)
BALANCE SHEET

February 28, 2011

ASSETS
Current Assets
Cash and cash equivalents	$128,760

Total Current Assets	128,760

TOTAL ASSETS	$128,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,225

Total Current Liabilities	2,225

Long Term Liabilities
Convertible Note	100,100

Total Long Term Liabilities	100,100

TOTAL LIABILITIES	102,325

Stockholders’ Equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock: 100,000,000 authorized; $0.0001 par value 12,500,000 shares issued and outstanding	1,250
Additional paid in capital	60,250
Accumulated deficit during development stage	(35,065)

Total Stockholders’ Equity	26,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,760

The accompanying notes are an integral part of these financial statements.

On The Move Systems Corp.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

March 25, 2010 (inception) through February 28, 2011

Revenues	—

EXPENSES
Operating Expenses
Professional fees	26,505
Public expense	8,510
General and administrative	50

Total operating expenses	35,065

NET LOSS	$(35,065)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,614,167

The accompanying notes are an integral part of these financial statements.

On The Move Systems Corp.
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated Deficit Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, March 25, 2010	—	$—	$—	$—	$—

Issuance of common stock for cash:
Issuance of common stock for cash, March 25, 2010, $.001 per share	9,000,000	$900	$8,100		9,000
December 23 through 31, 2010, $.015 per share	2,000,000	$200	$29,800		30,000

January 2 through 9, 2011, $.015 per share	1,500,000	$150	$22,350		22,500

Net loss				(35,065)	(35,065)

Balance, February 28, 2011	12,500,000	$1,250	$60,250	$(35,065)	$26,435

The accompanying notes are an integral part of these financial statements.

On The Move Systems Corp.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

March 25, 2010 (inception) through February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35,065)
Adjustment to reconcile Net Income to net cash provided by operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,225

Net Cash Provided by Operating Activities	(32,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	61,500
Convertible Note	100,100

Net Cash Provided by Financing Activities	161,600

Net increase (decrease) in cash and cash equivalents	128,760
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$128,760

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.
(A Development Stage Corporation)
Notes to Financial Statements
For the Period March 25, 2010 (date of inception) through February 28, 2011

1. Background Information

On The Move Systems Corp., a Florida corporation, was formed to provide Mobile Electronic Services to Auto, Recreational Vehicle and Boat Dealerships, Government Agencies as well as Individual Consumers. The Company intends to install after market electronic products desired by the customer at their location. The Company was incorporated on March 25, 2010 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is February 28.

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”), a wholly owned subsidiary of On The Move Systems Corp. (“OTMSC”), entered into a Definitive Acquisition Agreement and acquired all of the assets and assumed the liabilities of Crawford Mobile Install (“CMI”). The assets of CMI included cash, inventory, a vehicle and installation equipment. As of the date on which the agreement was entered into, because John B. Crawford is the sole officer and director of both OTMSC and CMIC, and is the sole proprietor of CMI, a material relationship existed between the parties. The amount of consideration exchanged for the assets was $100,000. The purchase price was determined by using market multiples of EBITDA.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended February 28, 2011, the Company had a net loss of $35,065. As of February 28, 2011, the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies

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

ADVERTISING COSTS - The Company’s policy regarding advertising is to expense advertising when incurred.

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At February 28, 2011, the Company had a convertible note of $100,100 with a conversion price of $0.015, which could result in the issuance of an additional 6,673,333 shares of common stock if the entire principal is converted. Interest on the note is also convertible at the same rate and could result in the issuance of additional shares.

FINANCIAL INSTRUMENTS - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●

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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updates to existing guidance related to fair value measurements. As a result of these updates, entities will be required to provide enhanced disclosures about transfers into and out of level 1 and level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The adoption of this new standard did not have a material impact to the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Notes Payable

On February 28, 2011, the Company borrowed $100,100 through a convertible note, for the purpose of raising operating capital. Under the terms of the note, interest shall accrue at 7% per annum; and principal and accrued interest shall become due on February 27, 2013, unless extended by mutual consent of the parties. Unpaid principal and accrued interest are convertible into common stock of the company at $0.015 per share.

5. Related Party Transactions

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

On March 25, 2011, Crawford Mobile Installation, Corp. (“CMIC”) a wholly owned subsidiary of On The Move Systems Corporation (“OTMSC”) entered into an agreement to purchase all of the assets and the business of Crawford Mobile Install (“CMI”) for $100,000. CMI is a sole proprietorship owned and operated by John Crawford. John Crawford is also the sole officer-director of OTMSC and CMIC, and will continue the business operations as a publicly-traded business under the same name of On The Move Systems Corporation. In the Agreement, the parties agreed that CMIC would convey to John Crawford at closing $10,000 cash and a $90,000 Note.

6. Income Taxes

There are no current or deferred income tax expense or benefit for the period ended February 28, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

March 25, 2010 (Date of Inception) through February 28, 2011

Tax benefit at U.S. statutory rate	$12,800
Valuation allowance	(12,800)

$—

The Company did not have any temporary differences for the period from March 25, 2010 (Date of Inception) through February 28, 2011.

The Company has not recognized an income tax benefit for the period based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

7. Subsequent Events

On March 25, 2011 the Company purchased the assets and businesses of a related party, in execution of the business plan. The terms of the acquisition required a down payment of $10,000 payable at closing with a Promissory Note for $90,000, at 10% interest rate, payable in monthly installments of $2,500 with a balloon payment of $14,301.97 due February 1, 2014.

The following pro forma financial statements reflect the combination of the Company with the acquired company, as if the acquisition had occurred at the beginning of the reporting period.

On The Move Systems Corp.
(A Development Stage Enterprise)
Pro forma Balance Sheet
As of February 28, 2011
(unaudited)

	On The Move Systems Corp.	Crawford Mobile Install		Adjustments	Pro forma

ASSETS
Current Assets
Cash and cash equivalents	$128,760	$584	(1)	$(10,000)	$119,344
Accounts receivable		1,762			1,762
Inventory		1,535			1,535

Total Current Assets	128,760	3,881			122,641
Equipment, net		19,763			19,763
Goodwill			(1)	100,000	132,013
			(2)	32,013

TOTAL ASSETS	$128,760	$23,644		$122,013	$247,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accruals	$2,225	$7,516		$—	$9,741
Current portion of long-term debt	—	6,670		—	6,670

Total Current Liabilities	2,225	14,186			16,411
Note payable	100,100	29,350	(1)	90,000	219,450
Notes payable, net of current portion		12,121		—	12,121

TOTAL LIABILITIES	102,325	55,657		90,000	247,982

Stockholders’ Equity
Capital	61,500	—			61,500
Accumulated deficit	(35,065)	(32,013	) (2)	32,013	(35,065)

Total Stockholders’ Equity (Deficit)	26,435	(32,013)		—	(3,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,760	$23,644		$122,013	$247,417

(1)	Purchase price of existing business is for total of $100,000; payment of $10,000 cash and $90,000 promissory note.
(2)	Elimination of owner’s deficit to purchase price; purchase price in excess of the net assets purchased (goodwill).

On The Move Systems Corp.
(A Development Stage Enterprise)
Pro forma Statement of Operations
For The Year Ended February 28, 2011
(unaudited)

	On The Move Systems Corp.	Crawford Mobile Install	Adjustments	Pro forma

Revenues	$—	$113,903		113,903
Cost of revenue	—	65,938		65,938

	—	47,965	—	47,965

EXPENSES
Operating Expenses
Marketing and sales	—	10,269		10,269
General and administrative	50	5,842		5,892
Professional fees	26,505	3,725		30,230
Public expense	8,510	—		8,510
Depreciation and amortization		7,361		7,361

Total operating expenses	35,065	27,197	—	62,262

Net profit (loss) from operations	(35,065)	20,768	—	(14,297)

Other income (expense)		(6,219)		(4,165)

NET PROFIT (LOSS)	$(35,065)	$14,549	$—	$(20,516)

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Crawford Mobile Install
Sarasota Florida

I have audited the balance sheets of Crawford Mobile Install (“CMI”), a sole proprietorship, as of February 28, 2011 and 2010, the related statement of profit, changes in owner’s equity, and cash flows for the years then ended. These financial statements were the responsibility of the CMI’s management. My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. CMI was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of CMI’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Crawford Mobile Install as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
March 25, 2011

Crawford Mobile Install
Balance Sheet

	February 28,

	2011	2010

ASSETS
Current Assets
Cash	$584	$844
Accounts receivable	1,762	2,568
Inventory	1,535	1,315

Total Current Assets	3,881	4,727

Equipment, net of accumulated depreciation of $16,443 and $9,082	19,763	27,124

TOTAL ASSETS	$23,644	$31,851

LIABILITIES AND OWNER’S EQUITY
Current Liabilities
Accounts payable	$478	$3,649
Accrued expenses	7,038	1,371
Current portion of debt	6,670	5,874

Total Current Liabilities	14,186	10,894

Payables, related parties	29,350	8,100
Notes Payable, net of current portion	12,121	16,515

TOTAL LIABILITIES	55,657	35,509

Owner’s Equity (Deficit)
Owner’s Equity (Deficit)	(32,013)	(3,658)

Total Owner’s Equity (Deficit)	(32,013)	(3,658)

TOTAL LIABILITIES AND OWNER’S EQUITY	$23,644	$31,851

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Crawford Mobile Install
Statement of Profit

	For the Years Ended February 28,

	2011	2010

Revenues	$113,903	$117,258
Cost of revenue	65,938	39,115

	47,965	78,143

EXPENSES
Operating Expenses
Marketing and sales	10,269	18,213
General and administrative	5,842	8,060
Professional fees	3,725	456
Depreciation and amortization	7,361	7,361

Total operating expenses	27,197	34,090

Net profit from operations	20,768	44,053

Other income (expense)
Interest expense	(6,219)	(4,164)
Income taxes	—	—

NET PROFIT	$14,549	$39,889

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Crawford Mobile Install
Statement of Changes in Owner’s Equity

	For the Years Ended February 28,

	2011	2010

Balance at February 28,	$(3,658)	$11,944

Net profit	14,549	39,889

Distribution to shareholder	(42,904)	(55,491)

Balance at February 28,	$(32,013)	$(3,658)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Crawford Mobile Install
Statement of Cash Flows

	February 28,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$14,549	$39,889
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	7,361	7,361
Changes in assets and liabilities:
Accounts receivable	806	(2,568)
Inventory	(220)	1,194
Accounts payable	(3,171)	2,123
Accrued expenses	3,667	767

Net Cash Provided by Operating Activities	24,992	48,766

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	21,250	5,700
Payments of principal on notes payable	(3,598)	(2,902)
Distribution to owner	(42,904)	(55,491)

Net Cash Used in Financing Activates	(25,252)	(52,693)

Net increase (decrease) in cash and cash equivalents	(260)	(3,927)
Cash and cash equivalents, beginning of period	844	4,771

Cash and cash equivalents, end of period	$584	$844

Supplemental Cash Flow Information
Cash paid for interest	$3,284	$3,354

Cash paid for taxes	$—	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CRAWFORD MOBILE INSTALL

Notes to the Financial Statements

For the years ended February 28, 2011 and 2010

1. Nature of Operations and Significant Accounting Policies

Nature of Operations. Crawford Mobile Install (“CMI”), a Florida sole proprietorship, provides Mobile Electronic Services to Auto, Recreational Vehicle and Boat Dealerships, Government Agencies as well as Individual Consumers. The business installs after-market electronic products using seven primary dealerships, as well as other locations. CMI is located in Sarasota, Florida and its fiscal year ends on February 28.

Basis of Presentation. The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared assuming that CMI will continue as a going concern. The Financial Statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP. In the opinion of management, these financial statements include all adjustments necessary in order to make them not misleading.

Use of Estimates. The Financial Statements have been prepared in conformity with U.S. GAAP, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these good faith estimates and judgments.

Financial Instruments. CMI’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

●

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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CMI applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on CMI’s financial statements.

As of February 28, 2011 and 2010 the fair values of CMI’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents Cash and cash equivalents include all cash deposits and highly liquid financial instruments with a maturity of three months or less.

Accounts Receivable, Credit Accounts receivable consist of amounts due from installation sales and service offerings to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of CMI’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary. Receivables are determined to be past due, based on payment terms of original invoices. CMI does not typically charge interest on past due receivables.

Inventories are stated at cost, which approximates market. Inventory is purchased in advance of specific work orders. Cost is determined using the first-in, first-out method. Inventory is comprised entirely of aftermarket electronic compliances available for installation.

Long-Lived Assets Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (5-7 years). Property assets are stated at their fair value acquisition cost. Historical costs are reviewed and evaluated for their net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the unamortized balance is warranted. Based upon its most recent analysis, CMI believes that no impairment of property and equipment existed at February 28, 2011.

Long-lived assets such as property, equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, CMI estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Income taxes Prior to December 31, 2010, CMI reported its earnings as a sole proprietor thereby all taxable income is taxed at the individual’s ordinary tax rate.There has been no provision for income tax presented. Corporate tax rates vary, based on taxable income, on a graduated basis between 15% and 35%.

Revenue and Cost Recognition. The business recognizes revenue when the economic transaction for goods and services is agreed upon.

Advertising Costs. The costs of advertising are expensed as incurred. Advertising expense was $0 and $0 for the years ended February 28, 2011 and 2010, respectively. Advertising expenses are included in CMI’s operating expenses.

2. Equipment

	February 28, 2011	February 28, 2010

Equipment consists of:
Service truck	$31,841	$31,841
Tools and equipment	3,465	3,465
Computer and office equipment	900	900

	36,206	36,206
Accumulated depreciation	16,443	9,082

	$19,763	$27,124

Depreciation of equipment was $7,361 and $7,361 for the years ended February 28, 2011 and 2010, respectively.

3. Note Payable

On February 22, 2009 CMI purchased the service truck, which is security to a note payable. The note, held by a financial service lender, has a five year term with interest at 12.49% and monthly installment payments of $675.61.

	February 28, 2011	February 28, 2010

Note payable, service truck	$18,791	$22,389
Less current portion of long-term debt	6,670	5,874

Long-term portion	$12,121	$16,515

4. Related Party Debt and Transactions

A relative of the owner of CMI, the father, has advanced funds to support operating cash flows of CMI. These advances were amalgamated and evidenced in two separate notes. The first note was entered into on September 28, 2010 for $23,100, carries a 10% interest rate and matures on September 28, 2013 The second was entered into on February 11, 2011 for $6,250, carries a 10% interest rate and matures on February 11, 2014.

CMI does not own or lease property or lease office space. The office space used by CMI was arranged by the owner of CMI to use at no charge.

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”) a wholly owned subsidiary of On The Move Systems Corporation (“OTMSC”) entered into an agreement to purchase all of the assets and the business of Crawford Mobile Install (“CMI”) for $100,000. CMI is a sole proprietorship owned and operated by John Crawford. OTMSC and CMIC, as the surviving entities, will continue the business operations as a publicly-traded business under the same name of On The Move Systems Corporation. In the Agreement, the parties agreed that CMIC would convey to John Crawford at closing $10,000 cash and a $90,000 Note.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5. Commitments, Contingencies and Subsequent Events

From time to time CMI may become a party to litigation matters involving claims against CMI. Management believes that there are no current matters that would have a material effect on CMI’s financial position or results of operations.

Management has evaluated subsequent events through the date of our issuance of this report, which is our auditor’s report date. There were no material subsequent events stated.

On March 25, 2011, Crawford Mobile Installation, Corp. (“CMIC”) a wholly owned subsidiary of On The Move Systems Corporation (“OTMSC”) entered into an agreement to purchase all of the assets and the business of Crawford Mobile Install (“CMI”) for $100,000. CMI is a sole proprietorship owned and operated by John Crawford. OTMSC and CMIC, as the surviving entities, will continue the business operations as a publicly-traded business under the same name of On The Move Systems Corporation. In the Agreement, the parties agreed that CMIC would convey to John Crawford at closing $10,000 cash and a $90,000 Note.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2011.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.

As of February 28, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of February 28, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our sole Officer and Director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his successor(s) is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)

John B. Crawford	39	President, Secretary/Treasurer
7674 37th Street Circle East		Chief Executive Officer
Sarasota, FL 34243		Principal Financial Officer and Sole Director

The person named above has held his offices/positions since the inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Business Experience

JOHN B. CRAWFORD, CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR

Mr. John B. Crawford is our founder and has served as our sole Officer and Director since our inception. Mr. John B Crawford developed his management and electronic skills over an 18 year period based out of Sarasota, Florida. From January 1992 to January 2001, Mr. Crawford was Sales and Installation Manager for Circuit City Stores Inc., where he managed electronics sales and installations for the Circuit City store in Sarasota, Florida and intermittently in an auxiliary capacity at 3 additional stores located in Clearwater, St. Petersburg and Port Charlotte, Florida. At Circuit City, Mr. Crawford managed, supervised and trained mobile electronic associates tasked with installing various vehicle and household electronic products. He gained experience in accounting, budgeting, marketing, sales, purchasing, promotions, inventory control and employee incentives.

Currently, Mr. Crawford serves as the Chairman and CEO of On The Move Systems Corp., based in Sarasota, Florida, a position he has held since inception on March 25, 2010. Mr. Crawford also serves as the sole director and officer of our wholly owned subsidiary, Crawford Mobile Installations Corporation. Mr. Crawford holds an Associates Art Degree at ITT Technical Institute, MCC Community College of Sarasota, Florida.

Mr. John B Crawford does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

We have made no provisions for paying cash or non-cash compensation to our sole Officer and Director, John B. Crawford. No salaries are being paid at the present time, no salaries or other compensation were paid in cash, or otherwise, for services performed prior to February 28, 2011. Although we have not identified a specific budgetary or sales milestone after which we will begin compensating our sole Officer and Director, we anticipate that if we will provide compensation to Mr. Crawford in the near future.

Subsequent to the acquisition of the assets of Crawford Mobil Install, Mr. Crawford is being compensated at a rate of $2,500 per month.

The table below summarizes all compensation awarded to, earned by, or paid to our named sole Officer and Director for all services rendered in all capacities to us for the period from inception (March 25, 2010) through February 28, 2011.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

John B. Crawford CEO	2010	0	0	0	0	0	0	0	0

We have not paid any salaries to our sole Officer and Director as of the date of this disclosure. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our Officers and Director other than as described herein.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2011.

	OPTION AWARDS					STOCK AWARDS

Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

John B. Crawford	—	—	—	—	—	—	—	—	—

There were no grants of stock options since inception to the date of this disclosure.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Company has not adopted any stock option plans. We have no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officers and directors and may reserve up to 10% of our outstanding shares of common stock for that purpose.

OPTIONS GRANTS DURING THE LAST FISCAL YEAR / STOCK OPTION PLANS

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights (known as SARs) or freestanding SARs have been made to our Sole Director and Officer since our inception; accordingly, no stock options have been granted or exercised by our Sole Director and Officer since we were founded.

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole Officer and Director since our inception; accordingly, no stock options have been granted or exercised by our sole Officer and Director since we were founded.

LONG-TERM INCENTIVE PLANS AND AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to our sole Officer and Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our Sole Director and Officer or employees or consultants since we were founded.

COMPENSATION OF DIRECTORS

Our sole Officer and Director is not compensated by us for acting as such. He is reimbursed for reasonable out-of-pocket expenses incurred.

There are no arrangements pursuant to which our sole Officer and Director is or will be compensated in the future for any services provided as a Director.

We do not have any agreements for compensating our Directors for their services in their capacity as Directors, although such Directors are expected in the future to receive compensation for their services.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are no compensation plans or arrangements, including payments to be made by us, with respect to Mr. Crawford that would result from his resignation, retirement or any other termination. There are no arrangements for Directors, Officers or Employees that would result from a change-in-control.

DIRECTOR COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our sole Officer and Director for all services rendered in all capacities to us for the period from inception (March 25, 2010) through February 28, 2011.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John B. Crawford	0	0	0	0	0	0	0

At this time, we have not entered into any employment agreements with our sole Officer and Director. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our sole Officer and Director or future key staff members.

Certain Relationships and Related Transactions, and Director Independence

On March 25, 2010 we issued 9,000,000 shares of our common stock to our sole director and officer at $0.001 per share for aggregate proceeds of $9,000.

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”) a wholly owned subsidiary of On The Move Systems Corp. (“OTMSC”) entered into a Definitive Acquisition Agreement and acquired all of the assets and assumed the liabilities of Crawford Mobile Install (“CMI”). The assets of CMI included cash, inventory, a vehicle and installation equipment. As of the date on which the agreement was entered into, because John B. Crawford is the sole officer and director of both OTMSC and CMIC, and is the sole proprietor of CMI, a material relationship existed between the parties. The amount of consideration exchanged for the assets was $100,000; $10,000 cash at closing and a $90,000 note to John Crawford. The purchase price was determined by using market multiples of EBITDA.

DIRECTOR INDEPENDENCE

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 25, 2011, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of May 25, 2011, there were 12,500,000 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

	Shareholder	12,500,000	59.7%

John Crawford	Sole Director and CEO	-nil-	0.0%

All Officers and Directors as a group (total of 1)		-nil-	0.0%

(1)

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On March 25, 2010, we issued 9,000,000 shares of our common stock to our sole director and officer at $0.001 per share for aggregate proceeds of $9,000.

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”) a wholly owned subsidiary of On The Move Systems Corp. (“OTMSC”) entered into a Definitive Acquisition Agreement and acquired all of the assets and assumed the liabilities of Crawford Mobile Install (“CMI”). The assets of CMI included cash, inventory, a vehicle and installation equipment. As of the date on which the agreement was entered into, because John B. Crawford is the sole officer and director of both OTMSC and CMIC, and is the sole proprietor of CMI, a material relationship existed between the parties. The amount of consideration exchanged for the assets was $100,000; $10,000 cash at closing and a $90,000 note to John Crawford. The purchase price was determined by using market multiples of EBITDA.

Mr. Crawford’s father has advanced funds to support operating cash flows of CMI. These advances were amalgamated and evidenced in two separate notes. The first note was entered into on September 28, 2010 for $23,100, carries a 10% interest rate and matures on September 28, 2013. The second was entered into on February 11, 2011 for $6,250, carries a 10% interest rate and matures on February 11, 2014.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Fees and Services.

The following is a summary of the fees billed to the Company by its independent accountants, Peter Messineo, CPA, for the period from Inception through February 28, 2011:

Fee Category	2011

Audit Fees	$2,500

Audit-Related Fees(1)	—

Tax Fees(2)	—

All Other Fees(3)	—

Total Fees	$2,500

Notes to the Accountants Fees Table:

(1)

Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees" above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by Peter Messineo, CPA described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number Description

2.1	Asset Purchase Agreement, dated as of March 25, 2011, by and among Crawford Mobile Installation Corporation and Crawford Mobile Install (sole proprietorship). (2)

3.1	Articles of Incorporation of On The Move Systems Corporation (1)

3.2	Bylaws of On The Move Systems Corporation (1)

3.3	Articles of Incorporation of Crawford Mobile Installation Corporation (2)

3.4	Bylaws of Crawford Mobile Installation Corporation (2)

10.1	Convertible Note from On the Move Systems Corporation to Global Equities Limited (2)

10.2	Note from Crawford Mobile Installation to John Crawford (2)

10.3	Note from Crawford Mobile Install to Greg Crawford dated September 28, 2010 (2)

10.4	Note from Crawford Mobile Install to Greg Crawford dated February 11, 2011 (2)

23.1	Consent of Independent Registered Public Accounting Firm from Peter Messineo, CPA dated March 28, 2011 (2)

31.1 *	Section 302 Certification

32.1 *	Section 906 Certification

* Filed Herewith

(1) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(2) Incorporated by reference to the Form 8-K filed on March 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2011	On The Move Systems Corp.

By: /s/ John B. Crawford

John B. Crawford
Chairman of the Board
Chief Executive Officer
Principal Financial Officer