Form 10-Q
period 2011-05-31
ON THE MOVE SYSTEMS CORP.
filed 2011-07-15
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________, to ____________

Commission File Number  333-168530

On the Move Systems Corp.

(Exact Name of Registrant as Specified in Charter)

Florida	27-2343603
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3001 North Rocky Point East, Suite 200, Tampa, FL 33607

(Address of Principal Executive Offices)

(813) 367-7748

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 12,500,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of June 30, 2011.

On the Move Systems Corp.

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

Item 1.     Financial Statements

On the Move Systems Corp.

Financial Statements

On the Move Systems Corp.

Balance Sheets

	May 31, 2011	February 28, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$75,075	$128,760
Accounts receivable	3,045	—
Inventory	9,895	—
Total current assets	88,015	128,760

Fixed assets, net of accumulated depreciation of $18,283 and $-, respectively	38,790	—
Intangible assets, net of accumulated amortization of $667 and $-, respectively	19,333	—
Goodwill	108,724	—

TOTAL ASSETS	$254,862	$128,760

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$33,067	$2,225
Current portion of notes payable and accrued interest payable	40,318	—
Total current liabilities	73,385	2,225

Convertible note payable	100,100	100,100
Note payable	16,050	—
Note payable to related party	91,867	—
Total liabilities	281,402	102,325

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at May 31, 2011 and February 28, 2011	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 12,500,000 shares issued and outstanding at May 31, 2011 and February 28, 2011	1,250	1,250
Additional paid-in capital	60,250	60,250
Accumulated deficit	(88,040)	(35,065)
Total stockholders’ equity (deficit)	(26,540)	26,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$254,862	$128,760

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Statements of Operations

(Unaudited)

	Three Months Ended May 31, 2011	Period from March 25, 2010 (Date of Inception) through May 31, 2010

REVENUE	$20,916	$—
COST OF GOODS SOLD	11,405	—
GROSS PROFIT	9,511	—

Selling, general and administrative expense	59,127	—

LOSS FROM OPERATIONS	(49,616)	—

OTHER INCOME (EXPENSE)
Interest expense	(3,359)	—

Net loss	$(52,975)	$—

Net loss per share	$(0.00)	$—

Weighted average number of common shares outstanding	12,500,000	9,000,000

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended May 31, 2011

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 28, 2011	12,500,000	$1,250	$60,250	$(35,065)	$26,435
Net loss	—	—	—	(52,975)	(52,975)
Balance, May 31, 2011	12,500,000	$1,250	$60,250	$(88,040)	$(26,540)

The accompanying notes are an integral part of these financial statements

On the Move Systems Corp.

Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31, 2011	Period from March 25, 2010 (Date of Inception) through May 31, 2010

OPERATING ACTIVITIES:
Net loss	$(52,975)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,791	—
Changes in operating assets and liabilities
Accounts receivable	(1,003)	—
Inventory	(9,445)	—
Accounts payable and accrued liabilities	25,720	—
Accrued interest payable	3,359	—
Net cash used in operating activities	(32,553)	—

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	(7,700)	—
Purchases of fixed assets	(20,867)	—
Net cash used by investing activities	(28,567)	—

FINANCING ACTIVITIES:
Proceeds from issuance of loans	43,826	—
Repayments of notes payable	(31,391)	—
Repayments of notes payable to related parties	(5,000)	—
Net cash provided by financing activities	7,435	—

NET DECREASE IN CASH	(53,685)	—
CASH, BEGINNING OF PERIOD	128,760	—
CASH, END OF PERIOD	$75,075	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$90,000	$—

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Notes to Unaudited Financial Statements

1. Background Information

On The Move Systems Corp. a Florida corporation, was formed to provide Mobile Electronic Services to Auto, Recreational Vehicle and Boat Dealerships, Government Agencies as well as Individual Consumers. The Company installs its inventoried after market electronic products desired by the customer at their location. The Company was incorporated on March 25, 2010 (Date of Inception) with its corporate headquarters located in Tampa, Florida and its year-end is February 28.

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”), a wholly owned subsidiary of On The Move Systems Corp. (“OTMSC”) acquired all of the assets and assumed certain liabilities of Crawford Mobile Install (“CMI”).  The assets of CMI included cash, inventory, a vehicle and installation equipment.  On the date of the acquisition, a material relationship existed between the parties, because John Crawford was the sole officer and director of both OTMSC and CMIC as well as being the sole proprietor of CMI.  The purchase price for the assets and liabilities of CMI was $100,000.

Development Stage Company

From the date of inception, March 25, 2010, through the date of the acquisition of CMI on March 25, 2011, the Company was in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”.  As a result of the acquisition of CMI, the Company has begun to generate revenue from operations and has emerged from the development stage.

Interim Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with GAAP and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements for the period ended February 28, 2011 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K on May 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended February 28, 2011, as reported in the Form 10-K filed on May 31, 2011, have been omitted.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended May 31, 2011, the Company had a net loss of $52,975. The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability which would generate positive cash flow. The Company intends on financing its operations and its working capital needs largely through the issuance of debt.  There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

INVENTORY - Inventory represents purchased aftermarket electronic products and other items valued at the lower of cost or market with cost determined using the specific identification method, and with market defined as the lower of replacement cost or realizable value.

FIXED ASSETS – Fixed assets of the Company include vehicles and are stated at cost. Expenditures for fixed assets which substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging of four years for financial reporting purposes. The Company recognized depreciation expense of $1,124 during the three months ended May 31, 2011.

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the three months ended May 31, 2011.

GOODWILL - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the three months ended May 31, 2011.

REVENUE AND COST RECOGNITION - The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

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

4. Acquisition of CMI

On March 25, 2011 the Company purchased the assets and businesses of CMI, a sole proprietorship owned by the Company’s sole officer and director, in execution of its business plan. The terms of the acquisition required a down payment of $10,000 payable at closing with a Promissory Note for $90,000, at 10% interest rate, payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014.

The acquisition of CMI was accounted for using purchase accounting as OTMSC acquired substantially all of the assets, debt and business of CMI. CMI’s results of operations and cash flows are included in the accompanying consolidated financial statements from the date of acquisition.

The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The Company determined that assets acquired included an intangible asset associated with the customer list for CMI’s existing customer relationships. The customer list was valued at $20,000 and has an estimated life of five years. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash	$2,300
Accounts receivable	2,042
Inventory	450
Fixed assets	19,047
Intangible asset	20,000
Goodwill	108,724
Total assets acquired	152,563

Debt assumed (accounts and notes payable)	52,563
Net assets acquired	$100,000

Cash payment at closing	$10,000
Note payable to John Crawford	90,000

Total purchase price	$100,000

5. Related Party Transactions

During May 2010, the Company sold 9,000,000 shares of its $0.0001 common stock to John Crawford, the sole officer and director of the Company for $9,000.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On March 25, 2011, CMIC, a wholly owned subsidiary of OTMSC entered into an agreement to purchase all of the assets and the business of CMI for $100,000.  CMI was a sole proprietorship owned and operated by John Crawford.  John Crawford is also the sole officer-director of OTMSC and CMIC.  The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000.

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

7. Subsequent events

On June 1, 2011, our Board of Directors appointed Chet Gutowsky to serve as President and a member of the Board of Directors.  Mr. Gutowsky has over 30 years of experience in corporate banking and investment banking. Prior to joining the Company, Mr. Gutowsky facilitated funding for acquisitions of exploration and production properties. He directed the re-capitalization of an oil-field service company and the acquisition of an exploration and production company while working as a partner at Houston based investment-banking firms. He is the former CFO of Zeros Environmental and SkyCom International, and held the position of Treasurer at Commonwealth Financial Holding Company. He is a Chartered Financial Analyst, and holds a BA in Economics from Southwestern University in Georgetown, TX and an MBA in finance from the University of Texas in Austin.

Mr. Gutowsky will be compensated $120,000 per year for his services.  He is not covered under an employment agreement and does not own any shares of our stock.

Additionally, on June 1, 2011 Mr. John Crawford resigned as our Chairman, President and Director.  Mr. Crawford’s resignation was not the result of a disagreement with the Company.  Mr. Crawford remains president of our wholly owned subsidiary, Crawford Mobile Installation Corp.

PART I — FINANCIAL INFORMATION (continued)

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

OVERVIEW OF THE COMPANY

We were incorporated in the State of Florida on March 25, 2010, as a for-profit company, and an established fiscal year of February 28. We emerged from the development stage on March 25, 2011. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next eighteen (18) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than loans we undertake.

Our ability to continue to implement our business plan is dependent on our ability to generate positive cash flow from operations and to secure sufficient financing, however there is no guarantee that we will be successful in this regard.  In order to implement our business plan, we anticipate that we will require not less than $425,000 in financing.  We have taken no steps to secure the $425,000 in additional financing that we will need to implement our business plan. Furthermore, even if we successfully execute our business and establish operations, there is no guarantee that there will be a significant market for our services or that we will achieve significant revenues, if any.

In their audit report dated May 31, 2011; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital within the next twelve months, we may be required to suspend or cease the implementation of our business plan. If we have to cease operations you could lose your entire investment.

Acquisition of Crawford Mobile Install

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”), a wholly owned subsidiary of On The Move Systems Corp. (“OTMSC”) acquired all of the assets and assumed certain liabilities of Crawford Mobile Install (“CMI”) (the “Acquisition”).  The assets of CMI included cash, inventory, a vehicle and installation equipment.  On the date of the acquisition, a material relationship existed between the parties, because John Crawford was the sole officer and director of both OTMSC and CMIC as well as being the sole proprietor of CMI.  The purchase price for the assets and liabilities of CMI was $100,000.

Results of Operations

Three months ended May 31, 2011 compared to the period from March 25, 2010 (date of inception) through May 31, 2010

The following table sets forth selected financial information, which should be read in conjunction with the information set forth in the accompanying financial statements and related notes included elsewhere in this disclosure.

Three Months Ended May 31, 2011
Revenue	$20,916
Cost of Sales	$11,405
Gross Profit	$9,511
General and Administrative Expenses	$59,127
Net Loss	$(52,975)
Net Loss per Share	$(0.00)

As of May 31, 2011
Working Capital	$14,630
Total Assets	$254,862
Total Current Liabilities	$73,385

As indicated in the financial statements the predecessor entities of OMVS and CMIC did not have meaningful operations and revenues prior to the Acquisition. However, after completing the acquisition of the assets and business of CMI, the successor business reflects the continuing operations that were anticipated in our registration statement on Form S-1.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended May 31, 2011, we had net cash used in operations of $32,553. As of May 31, 2011, we had cash on hand of $75,075. We expect that this cash will be adequate to fund our operations for just under two months.  We will require additional funding to continue our business plan.

We anticipate needing a minimum of $425,000 to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended May 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended May 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Removed and Reserved

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three month period ended May 31, 2011.

Item 6.     Exhibits

(a) Exhibits included herewith are:

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

(1) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(2) Incorporated by reference to the Form 8-K filed on March 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

ON THE MOVE SYSTEMS CORP

Dated: July 15, 2011	By:	/s/ Chet Gutowsky
Chet Gutowsky President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director