Form 10-Q
period 2011-08-31
ON THE MOVE SYSTEMS CORP.
filed 2011-10-17
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2011

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

(813) 367-7748

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 14,000,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of September 30, 2011.

On the Move Systems Corp.

(Previously A Development Stage Company)

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

Item 1.     Financial Statements

On the Move Systems Corp.

Financial Statements

On the Move Systems Corp.

(previously a development stage company)

Balance Sheets

	August 31, 2011	February 28, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$65,117	$128,760
Accounts receivable	1,213	—
Inventory	13,643	—
Total current assets	79,973	128,760

Fixed assets, net of accumulated depreciation of $19,408 and $-, respectively	40,088	—
Intangible assets, net of accumulated amortization of $1,667 and $-, respectively	18,333	—
Goodwill	108,724	—

TOTAL ASSETS	$247,118	$128,760

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$14,630	$2,225
Accounts payable and accrued liabilities – related party	1,034	—
Current portion of notes payable and accrued interest payable	172,782	—
Total current liabilities	188,446	2,225

Convertible note payable	100,100	100,100
Note payable	14,671	—
Note payable to related party	86,867	—
Total liabilities	390,084	102,325

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at August 31, 2011 and February 28, 2011	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 14,000,000 and 12,500,000 shares issued and outstanding at August 31, 2011 and February 28, 2011, respectively	1,400	1,250
Additional paid-in capital	3,810,100	60,250
Accumulated deficit	(3,954,466)	(35,065)
Total stockholders’ equity (deficit)	(142,966)	26,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$247,118	$128,760

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

(previously a development stage company)

Statements of Operations

(Unaudited)

	Six Months Ended	Period from March 25, 2010 (Date of Inception) through	Three months ended
	August 31,	August 31,	August 31,
	2011	2010	2011	2010

REVENUE	$42,035	$—	$21,119	$—
COST OF GOODS SOLD	22,486	—	11,081	—
GROSS PROFIT	19,549	—	10,038	—

Selling, general and administrative expense	3,931,781	7,117	3,872,654	7,117

LOSS FROM OPERATIONS	(3,912,232)	(7,117)	(3,862,616)	(7,117)

OTHER INCOME (EXPENSE)
Interest expense	(7,169)	—	(3,810)	—

Net loss	$(3,919,401)	$(7,117)	$(3,866,426)	$(7,117)

Net loss per share	$(0.30)	$(0.00)	$(0.28)	$(0.00)

Weighted average number of common shares outstanding	13,078,804	9,000,000	13,657,609	9,000,000

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

(previously a development stage company)

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended August 31, 2011

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 28, 2011	12,500,000	$1,250	$60,250	$(35,065)	$26,435

Stock issued for services	1,500,000	150	3,749,850	—	3,750,000
Net loss	—	—	—	(3,919,401)	(3,919,401)
Balance, August 31, 2011	14,000,000	$1,400	$3,810,100	$(3,954,466)	$(142,966)

The accompanying notes are an integral part of these financial statements

On the Move Systems Corp.

(previously a development stage company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31, 2011	Period from March 25, 2010 (Date of Inception) through August 31, 2010

OPERATING ACTIVITIES:
Net loss	$(3,919,401)	$(7,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,916	—
Stock-based compensation	3,750,000	—
Changes in operating assets and liabilities:
Accounts receivable	829	—
Inventory	(13,193)	—
Accounts payable and accrued liabilities	8,317	—
Accrued interest payable	7,169	—
Net cash used in operating activities	(162,363)	(7,117)

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	(7,700)	—
Purchases of fixed assets	(23,290)	—
Net cash used by investing activities	(30,990)	—

FINANCING ACTIVITIES:
Proceeds from issuance of loans	172,480	—
Proceeds from issuance of common stock	—	9,000
Repayments of notes payable	(32,770)	—
Repayments of notes payable to related parties	(10,000)	—
Net cash provided by financing activities	129,710	9,000

NET INCREASE (DECREASE) IN CASH	(63,643)	1,883
CASH, BEGINNING OF PERIOD	128,760	—
CASH, END OF PERIOD	$65,117	$1,883

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$90,000	$—

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Notes to Unaudited Financial Statements

1. Background Information

On The Move Systems Corp., a Florida corporation (the “Company”), was formed to provide mobile electronic services to automobile, recreational vehicle and boat dealerships, government agencies as well as individual consumers. The Company installs its inventoried after market electronic products desired by the customer at their location. The Company was incorporated on March 25, 2010 (Date of Inception) with its corporate headquarters located in Tampa, Florida. Its fiscal year-end is February 28.

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”), a wholly owned subsidiary of the Company acquired all of the assets and assumed certain liabilities of Crawford Mobile Install (“CMI”).  The assets of CMI included cash, inventory, a vehicle and installation equipment.  On the date of the acquisition, a material relationship existed between the parties, because John Crawford was the sole officer and director of both the Company and CMIC as well as being the sole proprietor of CMI.  The purchase price for the assets and liabilities of CMI was $100,000.

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended August 31, 2011, the Company had a net loss of $3,919,401. The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability which would generate positive cash flow. The Company intends on financing its operations and its working capital needs largely through the issuance of debt.  There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - All cash, other than cash held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

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

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging of four years for financial reporting purposes. The Company recognized depreciation expense of $2,249 during the six months ended August 31, 2011.

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the six months ended August 31, 2011.

GOODWILL - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the six months ended August 31, 2011.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the six months and three months ended August 31, 2011 and 2010. As a result, at August 31, 2011, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

4. Acquisition of CMI

On March 25, 2011, the Company purchased the assets and businesses of CMI, a sole proprietorship owned by the Company’s sole officer and director, in execution of its business plan. The terms of the acquisition required a down payment of $10,000 payable at closing with a Promissory Note for $90,000, at 10% interest rate, payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014.

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

On March 25, 2011, CMIC, a wholly owned subsidiary of the Company, entered into an agreement to purchase all of the assets and the business of CMI for $100,000.  CMI was a sole proprietorship owned and operated by John Crawford.  John Crawford is also the sole officer-director of the Company and CMIC.  The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000.  The note bears interest at 10% per year and is payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014.

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

During the six months ended August 31, 2011, the Company received advances in the amount of $172,480 for working capital.  These advances are non-interest bearing and payable on demand.

7. Stockholders’ Equity

On June 21, 2011, the Company issued 1,500,000 shares of common stock as compensation for consulting services.  The shares were valued at $3,750,000 based on the market value of the stock on the date of issuance.

8. Subsequent Events

On September 12, 2011 our Board of Directors appointed Patrick Brown to serve as Chief Executive Officer and President. Mr. Brown was also appointed as a director. Over the past two decades, Mr. Brown has cultivated a wealth of knowledge and expertise as an executive and financial consultant for international clean-energy innovators in the U.S. and abroad. In addition to his work assessing the prospects and feasibility of clean-energy projects, Mr. Brown is highly experienced in securing financing for new technologies from government and venture capital sources. Prior to joining On The Move Systems Corp., Mr. Brown was the President of West Coast Financial Services, Ltd. which provided boutique financial consulting services for private and pre-listed public companies. From 2009 – 2011, he worked for MNP, LLP, a Canadian accounting firm, where he maintained a client base in entertainment, renewable energy and emerging markets. From 2005 to 2009, he worked for RSM Richter, LLP where he branded the firm’s emerging markets and renewable energy practice specialty. He is a Canadian Chartered Accountant, and holds a diploma from the British Columbia Institute of Technology in Financial Management with an option in Taxation.

Mr. Brown will be compensated $120,000 per year for his services.  There is no written employment agreement between the Company and Mr. Brown.

Additionally, on September 12, 2011 Mr. Chet Gutowsky resigned as our CEO, President and Director in order to pursue other interests.  Mr. Gutowsky’s resignation was not the result of a disagreement with the Company. As part of Mr. Gutowsky’s resignation, the Company agreed to pay him $5,000 per month severance for the months of October, November, and December, in exchange for the release of all claims against the Company.

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

OVERVIEW OF THE COMPANY

We were incorporated in the State of Florida on March 25, 2010. Our fiscal year end is February 28. We emerged from the development stage on March 25, 2011. Our auditor has issued a going concern opinion regarding our financial statements. This means there is substantial doubt that we can continue as an ongoing business for the next eighteen (18) months unless we obtain additional capital to pay our bills. Accordingly, we must raise capital in order to remain in business.

Our ability to continue to implement our business plan is dependent on our ability to generate positive cash flow from operations and to secure sufficient financing; however, there is no guarantee that we will be successful in this regard.  In order to implement our business plan, we anticipate that we will require at least $425,000 in financing in order to sustain the Company for the next eighteen months.  We have taken no steps to secure the $425,000 in additional financing that we will need to implement our business plan. Furthermore, even if we successfully execute our business and establish operations, there is no guarantee that there will be a significant market for our services or that we will achieve significant revenues, if any.

In their audit report dated May 31, 2011, our auditors expressed their opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital within the next twelve months, we may be required to suspend or cease the implementation of our business plan. If we have to cease operations, then you could lose your entire investment.

Acquisition of Crawford Mobile Install

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”), a wholly owned subsidiary of the Company acquired all of the assets and assumed certain liabilities of Crawford Mobile Install (“CMI”) (the “Acquisition”).  The assets of CMI included cash, inventory, a vehicle and installation equipment.  On the date of the Acquisition, a material relationship existed between the parties, because John Crawford was the sole officer and director of both the Company and CMIC as well as being the sole proprietor of CMI.  The purchase price for the assets and liabilities of CMI was $100,000.

The Company is exploring opportunities in the technology market as it relates to mobile and wireless technology and applications.

Results of Operations

Six months ended August 31, 2011 compared to the period from March 25, 2010 (date of inception) through August 31, 2010

The following table sets forth selected financial information, which should be read in conjunction with the information set forth in the accompanying financial statements and related notes included elsewhere in this disclosure.

	Six months ended August 31, 2011	Period from March 25, 2010 (date of inception) through August 31, 2010

Revenue	$42,035	$—
Cost of Sales	$22,486	$—
Gross Profit	$19,549	$—
General and Administrative Expenses	$3,931,781	$7,117
Net Loss	$(3,919,401)	$(7,117)
Net Loss per Share	$(0.30)	$(0.00)

The Company began operations on March 25, 2011 when it acquired the assets of CMI.  Prior to that date, the Company was in the development stage and did not generate any revenue.

Included in general and administrative expense for the six months ended August 31, 2011 is a noncash expense in the amount of $3,750,000 for stock-based compensation.

Three months ended August 31, 2011 compared to the three months ended August 31, 2010

	Three months ended August 31,
	2011	2010

Revenue	$21,119	$—
Cost of Sales	$11,081	$—
Gross Profit	$10,038	$—
General and Administrative Expenses	$3,872,654	$7,117
Net Loss	$(3,866,426)	$(7,117)
Net Loss per Share	$(0.28)	$(0.00)

The Company began operations on March 25, 2011 when it acquired the assets of CMI.  Prior to that date, the Company was in the development stage and did not generate any revenue.

Included in general and administrative expense for the three months ended August 31, 2011 is a noncash expense in the amount of $3,750,000 for stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2011

Cash and cash equivalents	$65,117
Working Capital (Deficit)	$(108,473)
Total Assets	$247,118
Total Current Liabilities	$188,446

For the six months ended August 31, 2011, we had net cash used in operations of $162,363. As of August 31, 2011, we had cash on hand of $65,117 and negative working capital. We expect that this cash will be adequate to fund our operations for just over one month.  We will require additional funding to continue our business plan.

We anticipate needing a minimum of $425,000 to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status.  Management believes that if the Company cannot maintain its reporting status with the SEC, then the Company would have to cease its business operations. As such, any investment previously made would be lost in its entirety.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside accountant to perform the duties of the Chief Financial Officer and Principal Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, it is unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended August 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended August 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Removed and Reserved

Item 5.     Other Information

None.

Item 6.     Exhibits

(a) Exhibits included herewith are:

2.1	Asset Purchase Agreement, dated as of March 25, 2011, by and among Crawford Mobile Installation Corporation and Crawford Mobile Install (sole proprietorship) (2)

3.1	Articles of Incorporation of On The Move Systems Corporation (1)

3.2	Bylaws of On The Move Systems Corporation (1)

3.3	Articles of Incorporation of Crawford Mobile Installation Corporation (2)

3.4	Bylaws of Crawford Mobile Installation Corporation (2)

10.1	Convertible Note from On the Move Systems Corporation to Global Equities Limited (2)

10.2	Note from Crawford Mobile Installation to John Crawford (2)

10.3	Note from Crawford Mobile Install to Greg Crawford dated September 28, 2010 (2)

10.4	Note from Crawford Mobile Install to Greg Crawford dated February 11, 2011 (2)

31.1 *	Section 302 Certification

32.1 *	Section 906 Certification

101 *, **	XBRL Interactive Data

* Filed or furnished herewith

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

(1) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(2) Incorporated by reference to the Form 8-K filed on March 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

ON THE MOVE SYSTEMS CORP

Dated: October 17, 2011	By:	/s/ Patrick Brown
Patrick Brown President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director