Form 10-Q
period 2011-11-30
ON THE MOVE SYSTEMS CORP.
filed 2012-01-17
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2011

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

There were 18,500,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of December 31, 2011.

On the Move Systems Corp.

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

Item 1.     Financial Statements

On the Move Systems Corp.

Financial Statements

On the Move Systems Corp.

Balance Sheets

	November 30, 2011	February 28, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$25,370	$128,760
Accounts receivable	4,397	—
Inventory	14,258	—
Total current assets	44,025	128,760

Fixed assets, net of accumulated depreciation of $20,532 and $-, respectively	38,964	—
Intangible assets, net of accumulated amortization of $2,667 and $-, respectively	17,333	—
Goodwill	108,724	—

TOTAL ASSETS	$209,046	$128,760

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$21,584	$2,225
Accounts payable and accrued liabilities – related party	1,841	—
Current portion of notes payable and accrued interest payable	209,139	—
Total current liabilities	232,564	2,225

Convertible note payable	32,600	100,100
Note payable	11,867	—
Note payable to related party	83,696	—
Total liabilities	360,727	102,325

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at November 30, 2011 and February 28, 2011	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 18,500,000 and 12,500,000 shares issued and outstanding at November 30, 2011 and February 28, 2011, respectively	1,850	1,250
Additional paid-in capital	3,877,150	60,250
Deficit accumulated during the development stage	(4,030,681)	(35,065)
Total stockholders’ equity (deficit)	(151,681)	26,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$209,046	$128,760

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Statements of Operations

(Unaudited)

	Nine Months Ended November 30,	Period from March 25, 2010 (Date of Inception) through November 30,	Three months ended November 30,
	2011	2010	2011	2010

REVENUE	$58,078	$—	$16,043	$—
COST OF GOODS SOLD	29,577	—	7,091	—
GROSS PROFIT	28,501	—	8,952	—

Selling, general and administrative expense	4,013,275	7,882	81,494	765

LOSS FROM OPERATIONS	(3,984,774)	(7,882)	(72,542)	(765)

OTHER INCOME (EXPENSE)
Interest expense	(10,842)	—	(3,673)	—

Net loss	$(3,995,616)	$(7,882)	$(76,215)	$(765)

Net loss per share – basic and fully diluted	$(0.29)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and fully diluted	13,825,455	9,000,000	15,335,165	9,000,000

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended November 30, 2011

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 28, 2011	12,500,000	$1,250	$60,250	$(35,065)	$26,435

Stock issued for services	1,500,000	150	3,749,850	—	3,750,000
Stock issued for conversion of debt	4,500,000	450	67,050	—	67,500
Net loss	—	—	—	(3,995,616)	(3,995,616)
Balance, November 30, 2011	18,500,000	$1,850	$3,877,150	$(4,030,681)	$(151,681)

The accompanying notes are an integral part of these financial statements

On the Move Systems Corp.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30, 2011	Period from March 25, 2010 (Date of Inception) through November 30, 2010

OPERATING ACTIVITIES:
Net loss	$(3,995,616)	$(7,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,040	—
Stock-based compensation	3,750,000	—
Changes in operating assets and liabilities
Accounts receivable	(2,355)	—
Inventory	(13,808)	—
Accounts payable and accrued liabilities	16,078	—
Accrued interest payable	10,842	—
Net cash used in operating activities	(228,819)	(7,882)

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	(7,700)	—
Purchases of fixed assets	(23,290)	—
Net cash used by investing activities	(30,990)	—

FINANCING ACTIVITIES:
Proceeds from issuance of loans	209,493	—
Proceeds from issuance of common stock	—	9,000
Repayments of notes payable	(35,574)	—
Repayments of notes payable to related parties	(17,500)	—
Net cash provided by financing activities	156,419	9,000

NET INCREASE (DECREASE) IN CASH	(103,390)	1,118
CASH, BEGINNING OF PERIOD	128,760	—
CASH, END OF PERIOD	$25,370	$1,118

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$90,000	$—

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

Interim Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the period ended February 28, 2011 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K on May 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended February 28, 2011, as reported in the Form 10-K filed on May 31, 2011, have been omitted.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended November 30, 2011, the Company had a net loss of $3,995,616. The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability which would generate positive cash flow. The Company intends on financing its operations and its working capital needs largely through the issuance of debt.  There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging of four years for financial reporting purposes. The Company recognized depreciation expense of $3,373 during the nine months ended November 30, 2011.

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the nine months ended November 30, 2011.

GOODWILL - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the nine months ended November 30, 2011.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the nine months and three months ended November 30, 2011 and 2010. As a result, at November 30, 2011, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

On November 3, 2011, the holder of the note elected to convert principal in the amount of $67,500 into 4,500,000 shares of common stock.

During the nine months ended November 30, 2011, the Company received advances in the amount of $198,297 for working capital.  These advances are non-interest bearing and payable on demand.

7. Stockholders’ Equity

On June 21, 2011, the Company issued 1,500,000 shares of common stock as compensation for consulting services.  The shares were valued at $3,750,000 based on the market value of the stock on the date of issuance.

On November 3, 2011, the Company issued 4,500,000 shares of common stock for conversion of the convertible note payable in the amount of $67,500.

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

Results of Operations

Nine months ended November 30, 2011 compared to the period from March 25, 2010 (date of inception) through November 30, 2010

The following table sets forth selected financial information, which should be read in conjunction with the information set forth in the accompanying financial statements and related notes included elsewhere in this disclosure.

	Nine months ended November 30, 2011	Period from March 25, 2010 (date of inception) through November 30, 2010

Revenue	$58,078	$—
Cost of Sales	$29,577	$—
Gross Profit	$28,501	$—
General and Administrative Expenses	$4,013,275	$7,882
Net Loss	$(3,984,774)	$(7,882)
Net Loss per Share	$(0.29)	$(0.00)

The Company began operations on March 25, 2011 when it acquired the assets of CMI.  Prior to that date, the Company was in the development stage and did not generate any revenue.

Included in general and administrative expense for the nine months ended November 30, 2011 is a noncash expense in the amount of $3,750,000 for stock-based compensation.

Three months ended November 30, 2011 compared to the three months ended November 30, 2010

	Three months ended November 30,
	2011	2010

Revenue	$16,043	$—
Cost of Sales	$7,091	$—
Gross Profit	$8,952	$—
General and Administrative Expenses	$81,494	$765
Net Loss	$(76,215)	$(765)
Net Loss per Share	$(0.00)	$(0.00)

The Company began operations on March 25, 2011 when it acquired the assets of CMI.  Prior to that date, the Company was in the development stage and did not generate any revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2011

Cash and cash equivalents	$25,370
Working Capital (Deficit)	$(188,539)
Total Assets	$209,046
Total Current Liabilities	$232,564

For the nine months ended November 30, 2011, we had net cash used in operations of $228,819. As of November 30, 2011, we had cash on hand of $25,370 and negative working capital. We expect that this cash will be adequate to fund our operations for just over one month.  We will require additional funding to continue our business plan.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended November 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended November 30, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

ON THE MOVE SYSTEMS CORP

Dated: January 17, 2012	By:	/s/ Patrick Brown
Patrick Brown President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director