Form 10-K
period 2012-02-29
ON THE MOVE SYSTEMS CORP.
filed 2012-06-13
CIK 1498148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 333-168530

On The Move Systems Corp.
(Exact name of registrant as specified in its charter)

Florida	27-2343603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 North Rocky Point Drive East, Suite 200
Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (941) 586-3938

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title	Name of each exchange on which registered
Common stock, $0.0001 par value	NASDAQ OTC

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

Yes   ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on August 31, 2011, is $8,500,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 18,500,000 shares of the registrant’s common stock issued and outstanding as of May 31, 2012.

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

ii

ON THE MOVE SYSTEMS CORP.

FORM 10-K

iii

Part I

Item 1. Business.

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in the State of Florida on March 25, 2010. The Company’s business focus is in the mobile electronics markets but it is currently investigating business opportunities within the personal and business safety and protection products. The Company’s fiscal year ends on February 28. The Company is located at 3001 North Rocky Point Drive East, Suite 200, Tampa, Florida 33607. Our telephone number is 941-586-3938.

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

We provide our services on-site at vehicle dealerships and directly to individuals. Mr. John B. Crawford, President of CMIC, and our former Chief Executive officer, applies his 18 years of mobile electronic accessory sales and installation experience to identify the latest in mobile audio-visual, GPS, and telecommunications technology, and to consult with our clients to select technology best suited to their specific performance requirements and budgets. Our base of operations is in the city of Sarasota, Florida and we primarily market our services in and around that city. In keeping with future demand and as our capacity allows, we will market and provide our services further afield in adjacent cities and states.

The Company is currently investigating the opportunities in the personal and business safety and protection markets and accordingly, on March 22, 2012, we signed a letter of intent to investigate new strategic opportunities with Kelley Emergency Alert Systems, LLC (“KEAS”). KEAS owns the license to a cutting-edge alert system designed to improve driver response time to approaching emergency vehicles. Integrated with registration tags mounted on vehicle windshields, the alert visually and audibly signals drivers to take caution when emergency vehicles such as fire trucks and ambulances are nearby.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of February 29, 2012, we have two employees. We do not have any employment agreements with any employees.

We do not presently have pension, health insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

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

Item 4. Removed and reserved.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “OMVS” in June 2011. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended February 29, 2012
Quarter ended August 31, 2011	$2.75	$1.60
Quarter ended November 30, 2011	$2.25	$0.08
Quarter ended February 29, 2012	$0.22	$0.04

Fiscal Year Ending February 28, 2013
Quarter ended May 31, 2012	$0.14	$0.01

Holders

As of the date of this filing, there were three holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on May 31, 2012, as quoted by OTC Markets Group, Inc., was $0.009.

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

There were 18,500,000 shares of common stock issued and outstanding as of May 31, 2012. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

During the year ended February 29, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of February 29, 2012.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new acquisitions, products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in connection with the Company’s consolidated financial statements and related notes thereto, as included in this report.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.

Going Concern

We incurred a net loss of $4,088,407 for the year ended February 29, 2012. Net cash used by operations for the year ended February 29, 2012 was approximately $305,044. We do not anticipate having positive net income in the immediate future.   These conditions create an uncertainty as to our ability to continue as a going concern.

We will need to obtain loans or other financing in order to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will be able to obtain these loans or that they will be available to us on terms that are acceptable to the Company.  We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Results of Operations for the year ended February 29, 2012 compared to the period from inception (March 25, 2010) through February 28, 2011

Revenue, Cost of Goods Sold and Gross Profit

During the year ended February 29, 2012, we recognized revenue of $72,256 and cost of goods sold of $32,404, resulting in gross profit of $39,852. We did not recognize any revenue or cost of goods sold during the year ended February 28, 2011. From the date of inception, March 25, 2010, through the date of the acquisition of CMI on March 25, 2011, we were in the development stage. As a result of the acquisition of CMI, we began to generate revenue from operations and emerged from the development stage.

General and administrative expenses

We recognized general and administrative expenses in the amount of $4,113,886 and $35,065 for the year ended February 29, 2012 and for the period from inception (March 25, 2010) through February 28, 2011, respectively. During the year ended February 29, 2012, we issued stock for services resulting in general and administrative expense of $3,750,000. The remaining increase in general and administrative expenses was the result of the increased operations of the Company as a result of the acquisition of CMI.

Interest expense

We incurred interest expense of $14,373 for the year ended February 29, 2012 primarily related to a note payable related to the acquisition of CMI.

Net loss

Net loss for the year ended February 29, 2012 increased to $4,088,407 from $35,065 for the period from inception (March 25, 2010) through February 28, 2011. The increase in the net loss was primarily the result of the increase in general and administrative expenses discussed above.

Liquidity and Capital Resources

Net cash used by operating activities was $305,044 for the year ended February 29, 2012.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For year ended February 29, 2019, the Company had a net loss of $4,088,407 and had negative cash flow from operating activities of $305,044. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

On The Move Systems Corp.

I have audited the balance sheets of On The Move Systems Corp. (the “Company”) as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the periods then ended and from inception (March 25, 2010) until February 29, 2012. These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of On The Move Systems Corp. as of February 29, 2012, and the results of its operations and its cash flows for the year then ended and for the period of March 25, 2010 (date of inception) through February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated positive net income or positive cash flow from operating activities and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

June 12, 2012

On The Move Systems Corp.
BALANCE SHEET

	February 29, 2012	February 28, 2011
ASSETS
Current Assets
Cash and cash equivalents	$18,690	$128,760
Accounts receivable	5,702	—
Inventory	17,135	—
Total current assets	41,527	128,760

Fixed assets	37,839	—
Intangible assets	16,333	—
Goodwill	108,724	—
TOTAL ASSETS	$204,423	$128,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$28,071	$2,225
Accounts payable and accrued expenses – related party	10,446	—
Current portion of notes payable and accrued interest payable	288,115	—
Total Current Liabilities	326,632	2,225

Convertible note payable	32,600	100,100
Notes payable	10,467	—
Notes payable to related party	79,196	—

TOTAL LIABILITIES	448,895	102,325

Stockholders’ Equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock: 100,000,000 authorized; $0.0001 par value 18,500,000 shares and 12,500,000 shares issued and outstanding at February 29, 2012 and February 28, 2011, respectively	1,850	1,250
Additional paid in capital	3,877,150	60,250
Accumulated deficit	(4,123,472)	(35,065)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(244,472)	26,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$204,423	$128,760

The accompanying notes are an integral part of these financial statements.

On The Move Systems Corp.
STATEMENT OF OPERATIONS

	Year Ended February 29, 2012	Period from March 25, 2010 (Date of Inception) through February 28, 2011

REVENUE	$72,256	$—
COST OF GOODS SOLD	32,404	—
GROSS PROFIT	39,852	—

Selling, general and administrative expense	4,113,886	35,065

LOSS FROM OPERATIONS	(4,074,034)	(35,065)

OTHER INCOME (EXPENSE)
Interest expense	(14,373)	—

Net loss	$(4,088,407)	$(35,065)

Net loss per share – basic and fully diluted	$(0.27)	$(0.00)

Weighted average number of common shares outstanding basic and fully diluted	14,987,705	9,614,167

The accompanying notes are an integral part of these financial statements.

On The Move Systems Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception, March 25, 2010	—	$—	$—	—	$—

Issuance of common stock for cash:
March 25, 2010, $0.001 per share	9,000,000	900	8,100	—	9,000
December 23 through 31, 2010, $0.015 per share	2,000,000	200	29,800	—	30,000
January 2 through 9, 2011, $0.015 per share	1,500,000	150	22,350	—	22,500

Net loss	—	—	—	(35,065)	(35,065)
Balance, February 28, 2011	12,500,000	$1,250	$60,250	$(35,065)	$26,435

Stock issued for services	1,500,000	150	3,749,850	—	3,750,000
Stock issued for conversion of debt	4,500,000	450	67,050	—	67,500
Net loss	—	—	—	(4,088,407)	(4,088,407)
Balance, February 29, 2012	18,500,000	$1,850	$3,877,150	$(4,123,472)	$(244,472)

The accompanying notes are an integral part of these financial statements.

On The Move Systems Corp.
STATEMENT OF CASH FLOWS

	Year Ended February 29, 2012	Period from March 25, 2010 (Date of Inception) through February 28, 2011

OPERATING ACTIVITIES:
Net loss	$(4,088,407)	$(35,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,165	—
Stock-based compensation	3,750,000	—
Changes in operating assets and liabilities
Accounts receivable	(3,660)	—
Inventory	(16,685)	—
Accounts payable and accrued liabilities	31,170	2,225
Accrued interest payable	14,373	—
Net cash used in operating activities	(305,044)	(32,840)

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	(7,700)	—
Purchases of fixed assets	(23,290)	—
Net cash used by investing activities	(30,990)	—

FINANCING ACTIVITIES:
Proceeds from issuance of loans	284,938	100,100
Proceeds from issuance of common stock	—	61,500
Repayments of notes payable	(36,974)	—
Repayments of notes payable to related parties	(22,000)	—
Net cash provided by financing activities	225,964	161,600

NET INCREASE (DECREASE) IN CASH	(110,070)	128,760
CASH, BEGINNING OF PERIOD	128,760	—
CASH, END OF PERIOD	$18,690	$128,760

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$90,000	$—

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.
Notes to Financial Statements
For the year ended February 29, 2012

1. Background Information

On The Move Systems Corp., a Florida corporation (“we”, “us”, “our”, “OMVS”, or the “Company”), was formed to provide mobile electronic services to automobile, recreational vehicle and boat dealerships, government agencies as well as individual consumers. The Company installs its inventoried after market electronic products desired by the customer at their location. The Company was incorporated on March 25, 2010 (Date of Inception) with its corporate headquarters located in Tampa, Florida. Its fiscal year-end is February 28.

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

On March 22, 2012, we signed a letter of intent to investigate new strategic opportunities with Kelley Emergency Alert Systems, LLC (“KEAS”). KEAS owns the license to a cutting-edge alert system designed to improve driver response time to approaching emergency vehicles. Integrated with registration tags mounted on vehicle windshields, the alert visually and audibly signals drivers to take caution when emergency vehicles such as fire trucks and ambulances are nearby.

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 29, 2012, the Company had a net loss of $4,088,407. The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability which would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends on financing its operations and its working capital needs largely through the issuance of debt.  There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging of four years for financial reporting purposes. The Company recognized depreciation expense of $8,165 during the year ended February 29, 2012.

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the year ended February 29, 2012.

GOODWILL - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill as of February 29, 2012.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the year ended February 29, 2012 and February 28, 2011. As a result, the Company did not have any potentially dilutive common shares for those periods.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

6. Income Taxes

There are no current or deferred income tax expense or benefit for the year ended February 29, 2012 and for the period from inception (March 25, 2010) through February 28, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

	Year Ended February 29, 2012	March 25, 2010 (Date of Inception) through February 28, 2011
Tax benefit at U.S. statutory rate	$1,144,800	$12,800
Non deductible stock based compensation	(1,050,000)	—
Valuation allowance	(94,800)	(12,800)
Tax benefit	$—	$—

The Company did not have any temporary differences during the year ended February 29, 2012 or for the period from March 25, 2010 (Date of Inception) through February 28, 2011.

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

During the year ended February 29, 2012, the Company received advances in the amount of $284,938 for working capital.  These advances are non-interest bearing and payable on demand.

8. Stockholders’ Equity

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 29, 2012.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.

As of February 29, 2012, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of February 29, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended February 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our president, secretary/treasurer, and director is set forth below:

Name and Address	Age	Position(s)

Patrick Brown	45	President, Secretary/Treasurer
3001 North Rocky Point Drive East, Suite 200		Chief Executive Officer
Tampa, Florida 33607		Principal Financial Officer and Sole Director

John Crawford was the sole Officer and Director at the inception of the Company.

On June 1, 2011 our Board of Directors appointed Chet Gutowsky to serve as President and a member of the Board of Directors.  Mr. Gutowsky was compensated $120,000 per year for his services.  He was not covered under an employment agreement and does not own any shares of our stock.

Additionally, on June 1, 2011 Mr. John Crawford resigned as our Chairman, President and Director. Mr. Crawford’s resignation was not the result of a disagreement with the Company. Mr. Crawford remains president of our wholly owned subsidiary, Crawford Mobile Installation Corp.

On September 12, 2011 our Board of Directors appointed Patrick Brown to serve as Chief Executive Officer and President. Mr. Brown was also appointed as a director. Mr. Brown is being compensated $5,000 per month for his services.  There is no written employment agreement between the Company and Mr. Brown.

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

Business Experience

PATRICK BROWN, CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR

Over the past two decades, Mr. Brown has cultivated a wealth of knowledge and expertise as an executive and financial consultant for international clean-energy innovators in the U.S. and abroad. In addition to his work assessing the prospects and feasibility of clean-energy projects, Mr. Brown is highly experienced in securing financing for new technologies from government and venture capital sources. Prior to joining On The Move Systems Corp. Mr. Brown was the President of West Coast Financial Services, Ltd. which provided boutique financial consulting services for private and pre-listed public companies. From 2009 – 2011, he worked for MNP, LLP, a Canadian accounting firm, where he maintained a client base in entertainment, renewable energy and emerging markets. From 2005 to 2009, he worked for RSM Richter, LLP where he branded the firm’s emerging markets and renewable energy practice specialty. He is trained as a Canadian Chartered Accountant, and holds a diploma from the British Columbia Institute of Technology in Financial Management with an option in Taxation. Mr Brown also serves as Chief Executive Office and sole director of Rainbow Coral Corp.

Mr. Brown does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listed in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

Mr. Brown is being paid $5,000 per month. We have no employment agreement with Mr. Brown. He receives no other compensation other than the salary described above.

Subsequent to the acquisition of the assets of Crawford Mobil Install, Mr. Crawford is being compensated at a rate of $2,500 per month.

The table below summarizes all compensation awarded to, earned by, or paid to our named Officers and Directors for all services rendered in all capacities to us during the year ended February 29, 2012 and for the period from inception (March 25, 2010) through February 28, 2011.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Patrick Brown, CEO	2012	$ 30,000	$ —	$ —	$ —	$ —	$ —	$ —	$ 30,000
	2011	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —

Chet Gutowsky, former CEO	2012	$ 20,000	$ —	$ —	$ —	$ —	$ —	$ —	$ 20,000
	2011	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —

John B. Crawford, former CEO	2012	$ 30,000	$ —	$ —	$ —	$ —	$ —	$ —	$ 30,000
	2011	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our Officers and Director other than as described herein.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 29, 2012.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Patrick Brown	—	—	—	—	—	—	—	—	—
Chet Gutowsky	—	—	—	—	—	—	—	—	—
John B. Crawford	—	—	—	—	—	—	—	—	—

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

COMPENSATION OF DIRECTORS

Our sole Officer and Director is compensated at the rate of $5,000 per month. He is reimbursed for reasonable out-of-pocket expenses incurred.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are no compensation plans or arrangements, including payments to be made by us, with respect to Mr. Brown that would result from his resignation, retirement or any other termination. There are no arrangements for Directors, Officers or Employees that would result from a change-in-control.

DIRECTOR COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our sole Officer and Director for all services rendered in all capacities to us for the year ended February 29, 2012.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Patrick Brown	0	0	0	0	0	0	0
Chet Gutowsky	0	0	0	0	0	0	0
John B. Crawford	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 31, 2012, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of May 31, 2012, there were 18,500,000 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

	Shareholder	9,000,000	48.6%

Patrick Brown	Sole Director and CEO	-nil-	0.0%

All Officers and Directors as a group (total of 1)		-nil-	0.0%

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

Item 14. Fees and Services.

The following is a summary of the fees billed to the Company by its independent accountants, Peter Messineo, CPA, for the year ended February 29, 2012:

Fee Category	2012

Audit Fees	$2,500

Audit-Related Fees (1)	—

Tax Fees (2)	—

All Other Fees (3)	—

Total Fees	$2,500

Notes to the Accountants Fees Table:

(1)

Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number Description

2.1	Asset Purchase Agreement, dated as of March 25, 2011, by and among Crawford Mobile Installation Corporation and Crawford Mobile Install (sole proprietorship). (2)

3.1	Articles of Incorporation of On The Move Systems Corporation (1)

3.2	Bylaws of On The Move Systems Corporation (1)

3.3	Articles of Incorporation of Crawford Mobile Installation Corporation (2)

3.4	Bylaws of Crawford Mobile Installation Corporation (2)

10.1	Convertible Note from On the Move Systems Corporation to Global Equities Limited (2)

10.2	Note from Crawford Mobile Installation to John Crawford (2)

10.3	Note from Crawford Mobile Install to Greg Crawford dated September 28, 2010 (2)

10.4	Note from Crawford Mobile Install to Greg Crawford dated February 11, 2011 (2)

23.1	Consent of Independent Registered Public Accounting Firm from Peter Messineo, CPA dated March 28, 2011 (2)

31.1 *	Section 302 Certification

32.1 *	Section 906 Certification

101	XBRL Interactive Data

* Filed Herewith

(1) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(2) Incorporated by reference to the Form 8-K filed on March 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2012	On The Move Systems Corp.

By: /s/ Patrick Brown
Patrick Brown
Chairman of the Board
Chief Executive Officer
Principal Financial Officer