Form 10-Q
period 2012-05-31
ON THE MOVE SYSTEMS CORP.
filed 2012-07-16
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2012

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

There were 18,500,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of June 30, 2012.

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

Item 1.     Financial Statements

On the Move Systems Corp.

Financial Statements

On the Move Systems Corp.

Balance Sheets

	May 31, 2012	February 29, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$28,439	$18,690
Accounts receivable	13,682	5,702
Inventory	19,749	17,135
Total current assets	61,870	41,527

Fixed assets, net of accumulated depreciation of $22,961 and $21,657, respectively	36,535	37,839
Intangible assets, net of accumulated amortization of $4,667 and $3,667, respectively	15,333	16,333
Goodwill	108,724	108,724

TOTAL ASSETS	$222,462	$204,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$34,450	$28,071
Accounts payable and accrued liabilities – related party	31,645	10,446
Current portion of notes payable and accrued interest payable	384,990	288,115
Total current liabilities	451,085	326,632

Convertible note payable	32,600	32,600
Note payable	8,267	10,467
Note payable to related party	79,196	79,196
Total liabilities	571,148	448,895

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at May 31, 2012 and February 29, 2012	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 18,500,000 shares issued and outstanding at May 31, 2012 and February 29, 2012	1,850	1,850
Additional paid-in capital	3,877,150	3,877,150
Accumulated deficit	(4,227,686)	(4,123,472)
Total stockholders’ equity (deficit)	(348,686)	(244,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$222,462	$204,423

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Statements of Operations

(Unaudited)

	Three Months Ended May 31,
	2012	2011

REVENUE	$25,603	$20,916
COST OF GOODS SOLD	8,919	11,405
GROSS PROFIT	16,684	9,511

Selling, general and administrative expense	118,174	59,127

LOSS FROM OPERATIONS	(101,490)	(49,616)

OTHER INCOME (EXPENSE)
Interest expense	(2,724)	(3,359)

Net loss	$(104,214)	$(52,975)

Net loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	18,500,000	12,500,000

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended May 31, 2012

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 29, 2012	18,500,000	$1,850	$3,877,150	$(4,123,472)	$(244,472)
Net loss	—	—	—	(104,214)	(104,214)
Balance, May 31, 2012	18,500,000	$1,850	$3,877,150	$(4,227,686)	$(348,686)

The accompanying notes are an integral part of these financial statements

On the Move Systems Corp.

Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31,
	2012	2011

OPERATING ACTIVITIES:
Net loss	$(104,214)	$(52,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,304	1,791
Changes in operating assets and liabilities
Accounts receivable	(7,980)	(1,003)
Inventory	(2,614)	(9,445)
Accounts payable and accrued liabilities	27,578	25,720
Accrued interest payable	2,724	3,359
Net cash used in operating activities	(82,202)	(32,553)

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	—	(7,700)
Purchases of fixed assets	—	(20,867)
Net cash used by investing activities	—	(28,567)

FINANCING ACTIVITIES:
Proceeds from issuance of loans	94,151	43,826
Repayments of notes payable	—	(31,391)
Repayments of notes payable to related parties	(2,200)	(5,000)
Net cash provided by financing activities	91,951	7,435

NET INCREASE (DECREASE) IN CASH	9,749	(53,685)
CASH, BEGINNING OF PERIOD	18,690	128,760
CASH, END OF PERIOD	$28,439	$75,075

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$—	$90,000

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

Interim Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the period ended February 29, 2012 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K on May 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended February 29, 2012, as reported in the Form 10-K filed on May 31, 2012, have been omitted.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended May 31, 2012, the Company had a net loss of $104,214. The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability which would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends on financing its operations and its working capital needs largely through the issuance of debt.  There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging of four years for financial reporting purposes. The Company recognized depreciation expense of $2,304 during the three months ended May 31, 2012.

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the three months ended May 31, 2012.

GOODWILL - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill as of May 31, 2012.

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

4. Notes Payable

During the three months ended May 31, 2012, the Company received advances in the amount of $94,151 for working capital.  These advances are non-interest bearing and payable on demand.

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

Our auditor issued a going concerned opinion on our audited financial statements for the year ended February 29, 2012. This means there is substantial doubt that we can continue as an on-going business for the next eighteen (18) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than loans we undertake.

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

Results of Operations

Three months ended May 31, 2012 compared to the three months ended May 31, 2011

Revenue

During the three months ended May 31, 2012, we recognized revenue of $25,603 compared to $20,916 during the three months ended May 31, 2011. Revenue for the three months ended May 31, 2011 included activity only for the period from March 25, 2011 (date of acquisition of Crawford Mobile Install) through May 31, 2011.

Cost of Goods Sold

During the three months ended May 31, 2012, we recognized cost of goods sold of $8,919 which represents a decrease from the comparable period of 2011 in the amount of $11,405. The decrease was the result of increased efforts to control cost and provide services as economically as possible.

Gross Profit

Gross profit increased from $9,511 for the three months ended May 31, 2011 to $16,684 for the three months ended May 31, 2012. The increase was the result of increased revenue and decrease cost of goods sold as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $118,174 and $59,127 for the three months ended May 31, 2012 and 2011, respectively. The increase in general and administrative expenses is the result of an increased level of operations related to the Company’s exploration of business opportunities in the personal and business safety and protection markets.

Interest expense

We incurred interest expense of $2,724 and $3,359 for the three months ended May 31, 2012 and 2011, respectively, primarily related to a note payable related to the acquisition of Crawford Mobile Install.

Net loss

Net loss for the three months ended May 31, 2012 increased to $104,214 from $52,975 for the three months ended May 31, 2011. The increase in the net loss was primarily the result of the increase in general and administrative expenses discussed above partially offset by the increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended May 31, 2012, we had net cash used in operating activities of $82,202. As of May 31, 2012, we had cash on hand of $28,439. We expect that this cash will be adequate to fund our operations for just under one month.  We will require additional funding to continue our business plan.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets.  Some of these measures have been adopted in response to legal requirements.  Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

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

Item 4.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended May 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended May 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three month period ended May 31, 2012.

Item 6.     Exhibits

(a) Exhibits included herewith are:

2.1	Asset Purchase Agreement, dated as of March 25, 2011, by and among Crawford Mobile Installation Corporation and Crawford Mobile Install (sole proprietorship). (2)

3.1	Articles of Incorporation of On The Move Systems Corporation (1)

3.2	Bylaws of On The Move Systems Corporation (1)

3.3	Articles of Incorporation of Crawford Mobile Installation Corporation (2)

3.4	Bylaws of Crawford Mobile Installation Corporation (2)

10.1	Convertible Note from On the Move Systems Corporation to Global Equities Limited (2)

10.2	Note from Crawford Mobile Installation to John Crawford (2)

10.3	Note from Crawford Mobile Install to Greg Crawford dated September 28, 2010 (2)

10.4	Note from Crawford Mobile Install to Greg Crawford dated February 11, 2011 (2)

23.1	Consent of Independent Registered Public Accounting Firm from Peter Messineo, CPA dated March 28, 2011 (2)

31.1 *	Section 302 Certification

32.1 *	Section 906 Certification

101 *,**	XBRL Interactive Data

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

ON THE MOVE SYSTEMS CORP

Dated: July 16, 2012	By:	/s/ Patrick Brown
Patrick Brown President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director