Form 10-Q
period 2012-08-31
ON THE MOVE SYSTEMS CORP.
filed 2012-10-22
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2012

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

There were 18,500,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of October 19, 2012.

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

Item 1.     Financial Statements

On the Move Systems Corp.

Financial Statements

On the Move Systems Corp.

Consolidated Balance Sheets

	August 31, 2012	February 29, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$19,771	$18,690
Accounts receivable	6,858	5,702
Inventory	28,615	17,135
Total current assets	55,244	41,527

Fixed assets, net of accumulated depreciation of $24,264 and $21,657, respectively	35,232	37,839
Intangible assets, net of accumulated amortization of $5,667 and $3,667, respectively	14,333	16,333
Goodwill	108,724	108,724

TOTAL ASSETS	$213,533	$204,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$37,300	$28,071
Accounts payable and accrued liabilities – related party	20,858	10,446
Current portion of notes payable and accrued interest payable	449,961	288,115
Total current liabilities	508,119	326,632

Convertible note payable	32,600	32,600
Note payable	6,167	10,467
Note payable to related party	77,402	79,196
Total liabilities	624,288	448,895

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at August 31, 2012 and February 29, 2012	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 18,500,000 shares issued and outstanding at August 31, 2012 and February 29, 2012	1,850	1,850
Additional paid-in capital	3,877,150	3,877,150
Accumulated deficit	(4,289,755)	(4,123,472)
Total stockholders’ equity (deficit)	(410,755)	(244,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$213,533	$204,423

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Consolidated Statements of Operations

(Unaudited)

	Six months ended August 31,		Three months ended August 31,
	2012	2011	2012	2011

REVENUE	$63,047	$42,035	$37,444	$21,119
COST OF GOODS SOLD	21,098	22,486	12,179	11,081
GROSS PROFIT	41,949	19,549	25,265	10,038

Selling, general and administrative expense	204,938	3,931,781	86,764	3,872,654

LOSS FROM OPERATIONS	(162,989)	(3,912,232)	(61,499)	(3,862,616)

OTHER INCOME (EXPENSE)
Interest expense	(3,294)	(7,169)	(570)	(3,810)

Net loss	$(166,283)	$(3,919,401)	$(62,069)	$(3,866,426)

Net loss per share	$(0.01)	$(0.30)	$(0.00)	$(0.28)

Weighted average number of common shares outstanding	18,500,000	13,078,804	18,500,000	13,657,609

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended August 31, 2012

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 29, 2012	18,500,000	$1,850	$3,877,150	$(4,123,472)	$(244,472)
Net loss	—	—	—	(166,283)	(166,283)
Balance, August 31, 2012	18,500,000	$1,850	$3,877,150	$(4,289,755)	$(410,755)

The accompanying notes are an integral part of these financial statements

On the Move Systems Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31,
	2012	2011

OPERATING ACTIVITIES:
Net loss	$(166,283)	$(3,919,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,607	3,916
Stock-based compensation	—	3,750,000
Changes in operating assets and liabilities:
Accounts receivable	(1,156)	829
Inventory	(11,480)	(13,193)
Accounts payable and accrued liabilities	19,641	8,317
Accrued interest payable	3,294	7,169
Net cash used in operating activities	(151,377)	(162,363)

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	—	(7,700)
Purchases of fixed assets	—	(23,290)
Net cash used by investing activities	—	(30,990)

FINANCING ACTIVITIES:
Proceeds from issuance of loans	158,552	172,480
Repayments of notes payable	(4,300)	(32,770)
Repayments of notes payable to related parties	(1,794)	(10,000)
Net cash provided by financing activities	152,458	129,710

NET INCREASE (DECREASE) IN CASH	1,081	(63,643)
CASH, BEGINNING OF PERIOD	18,690	128,760
CASH, END OF PERIOD	$19,771	$65,117

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$—	$90,000

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Notes to Unaudited Consolidated Financial Statements

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended August 31, 2012, the Company had a net loss of $166,283. The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability which would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends on financing its operations and its working capital needs largely through the issuance of debt.  There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging of four years for financial reporting purposes. The Company recognized depreciation expense of $4,607 during the six months ended August 31, 2012.

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the six months ended August 31, 2012.

GOODWILL - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill as of August 31, 2012.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three and six month periods ended August 31, 2012 and 2011. As a result, the Company did not have any potentially dilutive common shares for those periods.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Notes Payable

During the six months ended August 31, 2012, the Company received advances in the amount of $158,552 for working capital.  These advances are non-interest bearing and payable on demand.

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

Results of Operations

Six months ended August 31, 2012 compared to the six months ended August 31, 2011

Revenue

During the six months ended August 31, 2012, we recognized revenue of $63,047 compared to $42,035 during the six months ended August 31, 2011. Revenue for the six months ended August 31, 2011 included activity only for the period from March 25, 2011 (date of acquisition of Crawford Mobile Install) through August 31, 2011.

Cost of Goods Sold

During the six months ended August 31, 2012, we recognized cost of goods sold of $21,098 which represents a slight decrease from the comparable period of 2011 in the amount of $22,486. The decrease was the result of increased efforts to control cost and provide services as economically as possible.

Gross Profit

Gross profit increased from $19,549 for the six months ended August 31, 2011 to $41,949 for the six months ended August 31, 2012. The increase was the result of increased revenue and decrease cost of goods sold as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $204,938 and $3,931,781 for the six months ended August 31, 2012 and 2011, respectively. The decrease in general and administrative expenses is the result of stock based compensation in the amount of $3,750,000 incurred during the six months ended August 31, 2012 partially offset by an increased level of operations related to the Company’s exploration of business opportunities in the personal and business safety and protection markets.

Interest expense

We incurred interest expense of $3,294 and $7,169 for the six months ended August 31, 2012 and 2011, respectively, primarily related to a note payable related to the acquisition of Crawford Mobile Install.

Net loss

Net loss for the six months ended August 31, 2012 decreased to $166,283 from $3,919,401 for the six months ended August 31, 2011. The decrease in the net loss was primarily the result of the decrease in general and administrative expenses discussed above partially offset by the increase in gross profit.

Three months ended August 31, 2012 compared to the three months ended August 31, 2011

Revenue

During the three months ended August 31, 2012, we recognized revenue of $37,444 compared to $21,119 during the three months ended August 31, 2011.

Cost of Goods Sold

During the three months ended August 31, 2012, we recognized cost of goods sold of $12,179 which represents a slight increase from the comparable period of 2011 in the amount of $11,081. The increase was the result of increased sales offset by efforts to control cost and provide services as economically as possible.

Gross Profit

Gross profit increased from $10,038 for the three months ended August 31, 2011 to $25,265 for the three months ended May 31, 2012. The increase was the result of increased revenue partially offset by a slight increase in cost of goods sold as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $86,764 and $3,872,654 for the three months ended May 31, 2012 and 2011, respectively. General and administrative expenses for the three months ended May 31, 2011 included stock-based compensation in the amount of $3,750,000. There was no such expense during the three months ended May 31, 2012.

Interest expense

We incurred interest expense of $570 and $3,810 for the three months ended August 31, 2012 and 2011, respectively, primarily related to a note payable related to the acquisition of Crawford Mobile Install.

Net loss

Net loss for the three months ended August 31, 2012 decreased to $62,069 from $3,866,426 for the three months ended August 31, 2011. The increase in the net loss was primarily the result of the increase in general and administrative expenses discussed above partially offset by the increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended August 31, 2012, we had net cash used in operating activities of $151,377. As of August 31, 2012, we had cash on hand of $19,771. We expect that this cash will be adequate to fund our operations for less than one month.  We will require additional funding to continue our business plan.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended August 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended August 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three month period ended May 31, 2012.

Item 6.     Exhibits

(a) Exhibits included herewith are:

2.1	Asset Purchase Agreement, dated as of March 25, 2011, by and among Crawford Mobile Installation Corporation and Crawford Mobile Install (sole proprietorship). (2)

3.1	Articles of Incorporation of On The Move Systems Corporation (1)

3.2	Bylaws of On The Move Systems Corporation (1)

3.3	Articles of Incorporation of Crawford Mobile Installation Corporation (2)

3.4	Bylaws of Crawford Mobile Installation Corporation (2)

10.1	Convertible Note from On the Move Systems Corporation to Global Equities Limited (2)

10.2	Note from Crawford Mobile Installation to John Crawford (2)

10.3	Note from Crawford Mobile Install to Greg Crawford dated September 28, 2010 (2)

10.4	Note from Crawford Mobile Install to Greg Crawford dated February 11, 2011 (2)

23.1	Consent of Independent Registered Public Accounting Firm from Peter Messineo, CPA dated March 28, 2011 (2)

31.1 *	Section 302 Certification

32.1 *	Section 906 Certification

101 **	XBRL Interactive Data

* Filed or furnished herewith

** To be submitted by amendment.

(1) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(2) Incorporated by reference to the Form 8-K filed on March 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

ON THE MOVE SYSTEMS CORP

Dated: October 22, 2012	By:	/s/ Patrick Brown
Patrick Brown President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director