Form 10-Q/A
period 2012-08-31
ON THE MOVE SYSTEMS CORP.
filed 2012-11-09
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended August 31, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for our Form 10-Q for the period ended August 31, 2012, filed with the Securities and Exchange Commission on October 22, 2012.

PART II — OTHER INFORMATION

Item 6.     Exhibits

(a) Exhibits included herewith are:

101 *	XBRL Interactive Data

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

ON THE MOVE SYSTEMS CORP

Dated: November 9, 2012	By:	/s/ Patrick Brown
Patrick Brown President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director