Form 10-Q
period 2012-11-30
ON THE MOVE SYSTEMS CORP.
filed 2013-01-16
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2012

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

There were 18,500,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of January 10, 2013.

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

Item 1.     Financial Statements

On the Move Systems Corp.

Financial Statements

On the Move Systems Corp.

Consolidated Balance Sheets

	November 30, 2012	February 29, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$21,389	$18,690
Accounts receivable	7,787	5,702
Inventory	28,557	17,135
Total current assets	57,733	41,527

Fixed assets, net of accumulated depreciation of $25,567 and $21,657, respectively	33,928	37,839
Intangible assets, net of accumulated amortization of $5,667 and $3,667, respectively	14,333	16,333
Goodwill	108,724	108,724

TOTAL ASSETS	$214,718	$204,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$42,174	$28,071
Accounts payable – related party	15,063	10,446
Current portion of notes payable and accrued interest payable	503,416	288,115
Total current liabilities	560,653	326,632

Convertible note payable	32,600	32,600
Note payable	4,064	10,467
Note payable to related party	79,196	79,196
Total liabilities	676,513	448,895

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at November 30, 2012 and February 29, 2012	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 18,500,000 shares issued and outstanding at November 30, 2012 and February 29, 2012	1,850	1,850
Additional paid-in capital	3,877,150	3,877,150
Accumulated deficit	(4,340,795)	(4,123,472)
Total stockholders’ deficit	(461,795)	(244,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214,718	$204,423

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Consolidated Statements of Operations

(Unaudited)

	Nine months ended November 30,		Three months ended November 30,
	2012	2011	2012	2011

REVENUE	$83,025	$58,078	$19,978	$16,043
COST OF GOODS SOLD	29,391	29,577	8,293	7,091
GROSS PROFIT	53,634	28,501	11,685	8,952

Selling, general and administrative expense	267,092	4,013,275	62,154	81,494

LOSS FROM OPERATIONS	(213,458)	(3,984,774)	(50,469)	(72,542)

OTHER INCOME (EXPENSE)
Interest expense	(3,865)	(10,842)	(571)	(3,673)

Net loss	$(217,323)	$(3,995,616)	$(51,040)	$(76,215)

Net loss per share	$(0.01)	$(0.29)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	18,500,000	13,825,455	18,500,000	15,335,165

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30,
	2012	2011

OPERATING ACTIVITIES:
Net loss	$(217,323)	$(3,995,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,911	6,040
Stock-based compensation	—	3,750,000
Changes in operating assets and liabilities:
Accounts receivable	(2,085)	2,355
Inventory	(11,422)	(13,808)
Accounts payable	18,720	16,078
Accrued interest payable	3,865	10,842
Net cash used in operating activities	(202,334)	(228,819)

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	—	(7,700)
Purchases of fixed assets	—	(23,290)
Net cash used by investing activities	—	(30,990)

FINANCING ACTIVITIES:
Proceeds from issuance of loans	211,436	209,493
Repayments of notes payable	(6,403)	(35,574)
Repayments of notes payable to related parties	—	(17,500)
Net cash provided by financing activities	205,033	156,419

NET INCREASE (DECREASE) IN CASH	2,699	(103,390)
CASH, BEGINNING OF PERIOD	18,690	128,760
CASH, END OF PERIOD	$21,389	$25,370

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$—	$90,000

The accompanying notes are an integral part of these financial statements.

On the Move Systems Corp.

Notes to Unaudited Consolidated Financial Statements

1. Background Information

On The Move Systems Corp., a Florida corporation (“we”, “us”, “our”, “OMVS”, or the “Company”), was formed to provide mobile electronic services to automobile, recreational vehicle and boat dealerships, government agencies as well as individual consumers. The Company installs its inventoried after market electronic products desired by the customer at their location. The Company was incorporated on March 25, 2010 with its corporate headquarters located in Tampa, Florida. Its fiscal year-end is February 28.

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

Interim Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the period ended February 29, 2012 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K on November 30, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended February 29, 2012, as reported in the Form 10-K filed on November 30, 2012, have been omitted.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended November 30, 2012, the Company had a net loss of $217,323. The Company has not generated positive cash flow from operations and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability which would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends on financing its operations and its working capital needs largely through the issuance of debt.  There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts receivable are recorded at the invoiced amount and do not bear interest. We review a customer’s credit history before extending credit. We maintain allowances for doubtful accounts against certain billed receivables based upon the latest information available regarding whether receivables are ultimately collectible. Assessing the collectability of customer receivables requires judgment. We determine our allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer creditworthiness, current economic conditions, and accounts receivable aging trends. Valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated reserve are written off. No allowance for doubtful accounts was required as of November 30, 2012 and February 29, 2012.

FIXED ASSETS - Fixed assets of the Company include vehicles and are stated at cost. Expenditures for fixed assets which substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives ranging from three to seven years. The Company recognized depreciation expense of $5,911 and $6,040 during the nine months ended November 30, 2012 and 2011, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the nine months ended November 30, 2012 and 2011.

GOODWILL - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill as of November 30, 2012.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three and nine month periods ended November 30, 2012 and 2011. As a result, the Company did not have any potentially dilutive common shares for those periods.

FINANCIAL INSTRUMENTS - The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

FASB ASC 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2012 and February 29, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of November 30, 2012 and February 29, 2012, the fair values of the Company’s financial instruments approximate their historical carrying amounts.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed the FASB issued Accounting Standards Update, accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

4. Notes Payable

During the nine months ended November 30, 2012, the Company received advances in the amount of $211,436 for working capital.  These advances are non-interest bearing and payable on demand.

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

The Company is currently investigating the opportunities in the personal and business safety and protection markets.

Our auditor issued a going concern opinion on our audited financial statements for the year ended February 29, 2012. This means there is substantial doubt that we can continue as an on-going business for the next eighteen (18) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than loans we undertake.

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

Results of Operations

Nine months ended November 30, 2012 compared to the nine months ended November 30, 2011

Revenue

During the nine months ended November 30, 2012, we recognized revenue of $83,025 compared to $58,078 during the nine months ended November 30, 2011. Revenue for the nine months ended November 30, 2011 included activity only for the period from March 25, 2011 (date of acquisition of Crawford Mobile Install) through November 30, 2011.

Cost of Goods Sold

During the nine months ended November 30, 2012, we recognized cost of goods sold of $29,391 which represents a slight decrease from the comparable period of 2011 in the amount of $29,577. The decrease was the result of increased efforts to control cost by looking for volume and other discounts in acquiring inventory.

Gross Profit

Gross profit increased from $28,501 for the nine months ended November 30, 2011 to $53,634 for the nine months ended November 30, 2012. The increase was the result of increased revenue and decrease cost of goods sold as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $267,092 and $4,013,275 for the nine months ended November 30, 2012 and 2011, respectively. The decrease in general and administrative expenses is the result of stock based compensation in the amount of $3,750,000 incurred during the nine months ended November 30, 2011 partially offset by an increased level of operations related to the Company’s exploration of business opportunities in the personal and business safety and protection markets.

Interest expense

We incurred interest expense of $3,865 and $10,842 for the nine months ended November 30, 2012 and 2011, respectively, primarily due to a note payable related to the acquisition of Crawford Mobile Install.

Net loss

Net loss for the nine months ended November 30, 2012 decreased to $217,323 from $3,995,616 for the nine months ended November 30, 2011. The decrease in the net loss was primarily the result of the decrease in general and administrative expenses discussed above partially offset by the increase in gross profit.

Three months ended November 30, 2012 compared to the three months ended November 30, 2011

Revenue

During the three months ended November 30, 2012, we recognized revenue of $19,978 compared to $16,043 during the three months ended November 30, 2011.

Cost of Goods Sold

During the three months ended November 30, 2012, we recognized cost of goods sold of $8,293 which represents a slight increase from the comparable period of 2011 in the amount of $7,091. The increase was the result of increased sales offset by efforts to control cost by looking for volume and other discounts in acquiring inventory.

Gross Profit

Gross profit increased to $11,685 for the three months ended November 30, 2012 from $8,952 for the three months ended November 30, 2011. The increase was the result of increased revenue partially offset by a slight increase in cost of goods sold as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $62,154 and $81,494 for the three months ended November 30, 2012 and 2011, respectively. The decrease is the result of our effort to control costs by spending less on rent and press releases.

Interest expense

We incurred interest expense of $571 and $3,673 for the three months ended November 30, 2012 and 2011, respectively, primarily due to a note payable related to the acquisition of Crawford Mobile Install.

Net loss

Net loss for the three months ended November 30, 2012 decreased to $51,040 from $76,215 for the three months ended November 30, 2011. The decrease in the net loss was primarily the result of the decrease in general and administrative expenses discussed above partially offset by the increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended November 30, 2012, we had net cash used in operating activities of $202,334. As of November 30, 2012, we had cash on hand of $21,389. We expect that this cash will be adequate to fund our operations for approximately one month.  We will require additional funding to continue our business plan.

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

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended November 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended November 30, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the nine month period ended November 30, 2012.

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

ON THE MOVE SYSTEMS CORP

Dated: January 16, 2013	By:	/s/ Patrick Brown
Patrick Brown President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director