Form 10-Q/A
period 2012-11-30
ON THE MOVE SYSTEMS CORP.
filed 2013-03-11
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended November 30, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for our Form 10-Q for the period ended November 30, 2012, filed with the Securities and Exchange Commission on January 16, 2013.

Additionally, we corrected a typographical error on the Consolidated Statements of Cash Flows on page 4. The “Accounts receivable” in the “2011” column was incorrectly stated as “2,355”. It is now correctly stated as “(2,355)”.

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

On the Move Systems Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30,
	2012	2011

OPERATING ACTIVITIES:
Net loss	$(217,323)	$(3,995,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,911	6,040
Stock-based compensation	—	3,750,000
Changes in operating assets and liabilities:
Accounts receivable	(2,085)	(2,355)
Inventory	(11,422)	(13,808)
Accounts payable	18,720	16,078
Accrued interest payable	3,865	10,842
Net cash used in operating activities	(202,334)	(228,819)

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	—	(7,700)
Purchases of fixed assets	—	(23,290)
Net cash used by investing activities	—	(30,990)

FINANCING ACTIVITIES:
Proceeds from issuance of loans	211,436	209,493
Repayments of notes payable	(6,403)	(35,574)
Repayments of notes payable to related parties	—	(17,500)
Net cash provided by financing activities	205,033	156,419

NET INCREASE (DECREASE) IN CASH	2,699	(103,390)
CASH, BEGINNING OF PERIOD	18,690	128,760
CASH, END OF PERIOD	$21,389	$25,370

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$—	$90,000

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

ON THE MOVE SYSTEMS CORP

Dated: March 11, 2013	By:	/s/ Patrick Brown
Patrick Brown President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director