Form 10-K
period 2013-02-28
ON THE MOVE SYSTEMS CORP.
filed 2013-06-13
CIK 1498148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Registrant’s telephone number, including area code: (813) 367-3511

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

Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on August 31, 2012, is $90,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 18,500,000 shares of the registrant’s common stock issued and outstanding as of May 29, 2013.

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

Our auditor issued a going concern opinion on our audited financial statements for the year ended February 28, 2013. This means there is substantial doubt that we can continue as an on-going business for the next eighteen (18) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than loans we undertake.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of February 28, 2013, we have two employees. We do not have any employment agreements with any employees.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

	High	Low
Fiscal Year Ended February 29, 2012
Quarter ended August 31, 2011	$2.75	$1.60
Quarter ended November 30, 2011	$2.25	$0.08
Quarter ended February 29, 2012	$0.22	$0.04

Fiscal Year Ended February 28, 2013
Quarter ended May 31, 2012	$0.14	$0.01
Quarter ended August 31, 2012	$0.02	$0.00
Quarter ended November 30, 2012	$0.02	$0.00
Quarter ended February 28, 2013	$0.01	$0.00

Holders

As of the date of this filing, there were four holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on May 28, 2013 as quoted by OTC Markets Group, Inc., was $0.10.

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

There were 18,500,000 shares of common stock issued and outstanding as of May 28, 2013. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

During the year ended February 28, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of February 28, 2013.

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

Going Concern

We incurred a net loss of $373,176 for the year ended February 28, 2013. Net cash used by operations for the year ended February 28, 2013 was $247,449. We do not anticipate having positive net income in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the fiscal year ended February 28, 2013 compared to the fiscal year ended February 29, 2012

Revenue, Cost of Goods Sold and Gross Profit

During the fiscal year ended February 28, 2013, we recognized revenue of $114,024 and cost of goods sold of $69,809 resulting in gross profit of $44,215 or 39%. During the fiscal year ended February 29, 2012, we recognized revenue of $72,256 and cost of goods sold of $32,404, resulting in gross profit of $39,852 or 55%.  Revenue has increased 58% as a result of efforts to market our services to more dealers. Although revenue increased, the gross profit percentage decreased from fiscal 2012 to fiscal 2013. The costs of the components that we purchase to install in customer vehicles have increased, and we have not yet been able to pass those increased costs to the customer.

General and administrative expenses

We recognized general and administrative expenses in the amount of $352,793 and $4,113,886 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. During the fiscal year ended February 29, 2012, we issued stock for services resulting in general and administrative expense of $3,750,000. If the expense related to common stock for services were excluded from general and administrative expense, general and administrative expense for the year ended February 29, 2012 would have been $363,886 which is comparable in amount to general and administrative expense for the year ended February 28, 2013.

Impairment of goodwill

During the year ended February 28, 2013, management determined that goodwill associated with the acquisition of CMI had been impaired. As a result, we recognized an impairment loss of $54,000 during the year ended February 28, 2013.

Interest expense

We incurred interest expense of $10,598 and $14,373 for the fiscal year ended February 28, 2013 and February 29, 2012, respectively, primarily related to a note payable related to the acquisition of CMI and convertible notes payable.

Net loss

Net loss for the fiscal year ended February 28, 2013 decreased to $373,176 from $4,088,407 for the fiscal year ended February 29, 2012. The decrease in the net loss was primarily the result of the decrease in general and administrative expenses discussed above.

Liquidity and Capital Resources

Net cash used by operating activities was $247,449 for the fiscal year ended February 28, 2013.

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Recent Accounting Pronouncements

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

A complete discussion of our accounting policies is included in Notes 2 and 3 of the Notes to the Consolidated Financial Statements.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the fiscal year ended February 28, 2013, the Company had a net loss of $373,176 and had negative cash flow from operating activities of $247,449. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets, including fixed assets and identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

GOODWILL - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill as of February 28, 2013.

As of February 28, 2013, the Company tested goodwill for impairment using the two-step impairment test required by ASC Topic 350. Since the carrying amount of the reporting unit was less than zero, the Company performed the second step of the impairment test. As a result, the Company determined that it was more likely than not that a goodwill impairment existed and recognized an impairment loss of $54,000.

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

Item 8. Financial Statements and Supplementary Data.

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd - Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

On The Move Systems, Corp.

3001 North Rocky Point Drive East – Suite 200

Tampa, FL  33607

We have audited the accompanying consolidated balance sheets of On The Move Systems, Corp. as of February 28, 2013 and February 29, 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On The Move Systems, Corp. as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations, a working capital deficit, negative cash flows from operations and a stockholders’ deficit. The Company currently relies on shareholder funding of operating activities and I requiring traditional financing or equity funding to continue its operating activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Messineo & Co. CPAs, LLC

Clearwater, Florida

June 13, 2013

On The Move Systems Corp.

CONSOLIDATED BALANCE SHEETS

	February 28, 2013	February 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$18,718	$18,690
Accounts receivable	3,794	5,702
Inventory	22,010	17,135
Total current assets	44,522	41,527

Fixed assets, net of accumulated depreciation of $26,871 and $21,657	32,625	37,839
Intangible asset - customer list, net of accumulated amortization of $7,667 and $3,667	12,333	16,333
Goodwill	54,724	108,724
TOTAL ASSETS	$144,204	$204,423

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$107,200	$28,071
Accounts payable and accrued expenses – related party	—	10,446
Current portion of notes payable and accrued interest payable	273,462	288,115
Total Current Liabilities	380,662	326,632

Convertible note payable	313,792	32,600
Notes payable	2,003	10,467
Notes payable to related party	65,395	79,196

TOTAL LIABILITIES	761,852	448,895

Stockholders’ Deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock: 100,000,000 authorized; $0.0001 par value 18,500,000 shares issued and outstanding	1,850	1,850
Additional paid-in capital	3,877,150	3,877,150
Accumulated deficit	(4,496,6448)	(4,123,472)
TOTAL STOCKHOLDERS’ DEFICIT	(617,648)	(244,472

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$144,204	$204,423

The accompanying notes are an integral part of these consolidated financial statements.

On The Move Systems Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 28, 2013	February 29, 2012

REVENUE	$114,024	$72,256
COST OF GOODS SOLD	69,809	32,404
GROSS PROFIT	44,215	39,852

Selling, general and administrative expense	352,793	4,113,886

LOSS FROM OPERATIONS	(308,578)	(4,074,034)

OTHER EXPENSE:
Impairment of goodwill	(54,000)	—
Interest expense	(10,598)	(14,373)

Net loss	$(373,176)	$(4,088,407)

Net loss per share – basic and fully diluted	$(0.02)	$(0.27)

Weighted average number of common shares outstanding- basic and fully diluted	18,500,000	14,987,705

The accompanying notes are an integral part of these consolidated financial statements.

On The Move Systems Corp.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 28, 2011	12,500,000	$1,250	$60,250	$(35,065)	$26,435

Stock issued for:
- Services	1,500,000	150	3,749,850	—	3,750,000
- Conversion of debt	4,500,000	450	67,050	—	67,500

Net loss	—	—	—	(4,088,407)	(4,088,407)
Balance, February 29, 2012	18,500,000	1,850	3,877,150	(4,123,472)	(244,472)

Net loss	—	—	—	(373,176)	(373,176)
Balance, February 28, 2013	18,500,000	$1,850	$3,877,150	$(4,496,648)	$(617,648)

The accompanying notes are an integral part of these consolidated financial statements.

On The Move Systems Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 28, 2013	February 29, 2012

OPERATING ACTIVITIES:
Net loss	$(373,176)	$(4,088,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,214	8,165
Impairment of goodwill	54,000	—
Stock-based compensation	—	3,750,000
Changes in operating assets and liabilities
Accounts receivable	1,908	(3,660)
Inventory	(4,875)	(16,685)
Accounts payable and accrued liabilities	68,683	31,170
Accrued interest payable	10,598	14,373
Net cash used in operating activities	(233,676)	(305,044)

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	—	(7,700)
Purchases of fixed assets	—	(23,290)
Net cash used by investing activities	—	(30,990)

FINANCING ACTIVITIES:
Proceeds from advances	255,941	284,938
Proceeds from issuance of common stock	—	—
Repayments of notes payable	(8,464)	(36,974)
Repayments of notes payable to related parties	(13,801)	(22,000)
Net cash provided by financing activities	233,676	225,964

NET CHANGE IN CASH	28	(110,070)
CASH, BEGINNING OF PERIOD	18,690	128,760
CASH, END OF PERIOD	$18,718	$18,690

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$—	$90,000

The accompanying notes are an integral part of these consolidated financial statements.

On the Move Systems Corp.

Notes to Consolidated Financial Statements

For the year ended February 28, 2013

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

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 28, 2013, the Company had a net loss of $373,176. The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability which would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends on financing its operations and its working capital needs largely through the issuance of debt. There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Basis of Presentation and Accounting Policies

BASIS OF PRESENTATION - The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. See Note 2 regarding the assumption that the Company is a going concern.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts On the Move Systems Corp. and our wholly-owned subsidiary, Crawford Mobile Installation Corp.  All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiary is February 28.

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FIXED ASSETS – Fixed assets of the Company include vehicles and are stated at cost. In accordance with ASC Topic 360, expenditures for fixed assets which substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives of four years for financial reporting purposes.

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the year ended February 28, 2013.

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

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the year ended February 28, 2013 and February 29, 2012. As a result, the Company did not have any potentially dilutive common shares for those periods.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

4. Inventory

The Company follows FASB ASC 330, “Inventory”.  Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The cost of inventories is determined using the weighted average cost method. Inventory is reduced for the estimated losses due to obsolescence. This reduction is determined for groups of products based on purchases in the recent past and/or expected future demand.  Our inventory is made up of electronic components which we have acquired from wholesalers, retailers and manufacturers to install in customer vehicles.

5. Acquisition of CMI and Goodwill

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

The acquisition of CMI was accounted for using purchase accounting as OMVS acquired substantially all of the assets, debt and business of CMI. CMI’s results of operations and cash flows are included in the accompanying consolidated financial statements from the date of acquisition.

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

As a result of the acquisition, the Company recorded goodwill in the amount of $108,724. The Company performs an annual goodwill impairment test as of February 28 each year in accordance with ASC subtopic 350-20, Goodwill, and updates the test between annual tests if events or circumstances occur that indicate an impairment might exist.

Reporting units are determined based on the organizational structure at the date of the impairment test. A separate goodwill impairment test is performed for each reporting unit on the goodwill that has been allocated to it.

Reporting units are the component business units from the Company’s operating segment where discrete financial information exists for them. Management regularly reviews operating results. Also, for each reporting unit, their economic characteristics are dissimilar from each other. Currently, the Company has only one reporting unit under goodwill impairment testing.

The annual test of the potential impairment of goodwill requires a two-step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

Since the carrying amount of the reporting unit was less than zero, the Company performed only the second step of the impairment test. Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two. As a result, the Company determined that it was more likely than not that a goodwill impairment existed and recognized an impairment loss of $54,000.

6. Fixed Assets

Fixed assets of the Company include vehicles and are stated at cost. Expenditures for fixed assets which substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging of four years for financial reporting purposes. The Company recognized depreciation expense of $5,214 and $4,498 during the years ended February 28, 2013 and February 29, 2012.

7. Related Party Transactions

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On March 25, 2011, CMIC, a wholly owned subsidiary of the Company, entered into an agreement to purchase all of the assets and the business of CMI for $100,000. CMI was a sole proprietorship owned and operated by John Crawford. John Crawford is also the sole officer-director of the Company and CMIC. The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000. The note bears interest at 10% per year and is payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014. The balance of the note payable was $65,395 and $79,196 as of February 28, 2013 and February 29, 2012, respectively.

As of February 28, 2012, there were accrued liabilities in the amount of $10,446 owed to related parties. These amounts related primarily to accrued compensation which was paid during the year ended February 28, 2013.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

8. Income Taxes

There are no current or deferred income tax expense or benefit for the fiscal years ended February 28, 2013 and February 29, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

	Year Ended February 28, 2013	Year Ended February 29, 2012
Tax benefit at U.S. statutory rate	$102,612	$1,144,800
Non deductible stock based compensation	—	(1,050,000)
Valuation allowance	(102,612)	(94,800)
Tax benefit	$—	$—

The Company did not have any temporary differences during the fiscal years ended February 28, 2013 or February 29, 2012.

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

9. Notes Payable

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

On November 3, 2011, the holder of the note elected to convert principal in the amount of $67,500 into 4,500,000 shares of common stock. As of February 28, 2012, the balance of the convertible note payable was $32,600.

On January 31, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $281,192 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on February 28, 2015.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be greater than the market value of underlying common stock at the inception of the note.  Therefore, the Company did not recognize a beneficial conversion feature.

During the year ended February 28, 2013, the Company received advances in the amount of $255,941 for working capital. These advances are non-interest bearing and payable on demand.

10. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

History of auditor changes:

Our financial statements were previously audited by the firm of Peter Messineo, CPA (“PM”). In December 2012 PM merged into the firm known as DKM Certified Public Accountants (“DKM”). DKM has not performed an audited of our financial statement during the period in which they were named as our independent registered public accountants. In April 16, 2013 the agreement of DKM and PM was terminated. The successor firm named in (2) is a continuation of the original (PM) registered audit firm.

(1)  Previous Independent Auditors:

a.    On June 7, 2013, the Company dismissed the registered independent public accountant, DKM Certified Public Accountants, of Clearwater Florida (“DKM”).

b.    DKM had not issued an audit report during the period of service that DKM was named as the registered independent accountant. The financial statements for the year ended February 28, 2012 and for the period March 25, 2010 (date of inception) through February 28, 2012 were audited by PM, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

c.    Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the year ended February 28, 2013 and through the current date, there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in their report on the financial statements. Through the interim period June 7, 2013 (the date of dismissal), there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in their report on the financial statements.

d.    We have authorized DKM to respond fully to the inquiries of the successor accountant

e.    During the years ended February 28, 2012 and the interim period through June 7, 2013, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

f.    The Company provided a copy of the foregoing disclosures to DKM prior to the date of the filing of this Report and requested that DKM furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report.  A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

(2)  New Independent Accountants:

a.    On June 7, 2013, the Company engaged Messineo & Co, CPAs, LLC (“M&Co”) of Clearwater, Florida, as its new registered independent public accountant. During the year ended February 28, 2013 and 2012 and prior to June 7, 2013 (the date of the new engagement), we did not consult with M&Co regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by M&Co, in either case where written or oral advice provided by M&Co would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

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

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2013.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of February 28, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Our management is dominated by a single individual without other adequate compensating controls. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of February 28, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

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

The name, address, age and position of our president, secretary/treasurer, and director is set forth below:

Name and Address	Age	Position(s)

Patrick Brown	46	President, Secretary/Treasurer
3001 North Rocky Point Drive East, Suite 200		Chief Executive Officer
Tampa, Florida 33607		Principal Financial Officer and Sole Director

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

The table below summarizes all compensation awarded to, earned by, or paid to our named Officers and Directors for all services rendered in all capacities to us during the fiscal years ended February 28, 2013 and February 29, 2012, and for the period from inception (March 25, 2010) through February 29, 2011.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Patrick Brown, CEO	2013	$ 120,000	$ —	$ —	$ —	$ —	$ —	$ —	$ 120,000
	2012	$ 55,000	$ —	$ —	$ —	$ —	$ —	$ —	$ 55,000
	2011	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —

Chet Gutowsky, former CEO	2012	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —
	2011	$ 20,000	$ —	$ —	$ —	$ —	$ —	$ —	$ 20,000

John B. Crawford, former CEO	2012	$ 30,000	$ —	$ —	$ —	$ —	$ —	$ —	$ 30,000
	2011	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our Officers and Director other than as described herein.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2013.

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

DIRECTOR COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our sole Officer and Director for all services rendered in all capacities to us for the year ended February 28, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 29, 2013, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of May 31, 2012, there were 18,500,000 shares of the Company’s common stock issued and outstanding.

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

Item 14. Fees and Services.

The following is a summary of the fees billed to the Company by its independent accountants, Peter Messineo, CPA and DKM Certified Public Accountants, for the years ended February 28, 2013 and February 29, 2012:

Fee Category	2013	2012

Audit Fees (paid to Peter Messineo, CPA)	$5,900	$2,500

Audit Fees (paid to DKM Certified Public Accountants)	1,500	—

Audit-Related Fees (1)	—	—

Tax Fees (2)	—	—

All Other Fees (3)	—	—

Total Fees	$7,400	$2,500

Notes to the Accountants Fees Table:

(1)

Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

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

* Filed Herewith

** To be submitted by amendment

(1) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(2) Incorporated by reference to the Form 8-K filed on March 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2013	On The Move Systems Corp.

By: /s/ Patrick Brown
Patrick Brown
Chairman of the Board
Chief Executive Officer
Principal Financial Officer