Form 10-Q
period 2013-05-31
ON THE MOVE SYSTEMS CORP.
filed 2013-07-22
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2013

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

(813) 367-7748

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 18,500,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of July 15, 2013.

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

Item 1.     Financial Statements

On the Move Systems Corp.

Financial Statements

On the Move Systems Corp.

Condensed Consolidated Balance Sheets

	May 31, 2013	February 28, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$37,875	$18,718
Accounts receivable	6,940	3,794
Inventory	22,264	22,010
Total current assets	67,079	44,522

Fixed assets, net of accumulated depreciation of $28,175 and $26,871, respectively	31,321	32,625
Intangible assets, net of accumulated amortization of $8,667 and $7,667, respectively	11,333	12,333
Goodwill	54,724	54,724

TOTAL ASSETS	$164,457	$144,204

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$141,131	$107,200
Current portion of convertible note payable	32,600	—
Advances payable and accrued interest payable	102,910	273,462
Total current liabilities	276,641	380,662

Convertible notes payable, net of discount of $261,595 and $-, respectively	281,192	313,792
Notes payable	—	2,003
Notes payable to related party	53,416	65,395
Total liabilities	611,249	761,852

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at May 31, 2013 and February 29, 2012	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 18,500,000 shares issued and outstanding at May 31, 2013 and February 28, 2013	1,850	1,850
Additional paid-in capital	4,138,745	3,877,150
Accumulated deficit	(4,587,387)	(4,496,648)
Total stockholders’ deficit	(446,792)	(617,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$164,457	$144,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

On the Move Systems Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended May 31,
	2013	2012

REVENUE	$21,855	$25,603
COST OF GOODS SOLD	14,763	8,919
GROSS PROFIT	7,092	16,684

Selling, general and administrative expense	90,743	118,174

LOSS FROM OPERATIONS	(83,651)	(101,490)

OTHER INCOME (EXPENSE)
Interest expense	(7,088)	(2,724)

Net loss	$(90,739)	$(104,214)

Net loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

On the Move Systems Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(90,739)	$(104,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,304	2,304
Changes in operating assets and liabilities:
Accounts receivable	(3,146)	(7,980)
Inventory	(254)	(2,614)
Accounts payable	33,931	27,578
Accrued interest payable	7,088	2,724
Net cash used in operating activities	(50,816)	(82,202)

FINANCING ACTIVITIES:
Proceeds from issuance of loans	83,955	94,151
Repayments of notes payable	(2,003)	—
Repayments of notes payable to related parties	(11,979)	(2,200)
Net cash provided by financing activities	69,973	91,951

NET INCREASE (DECREASE) IN CASH	19,157	9,749
CASH, BEGINNING OF PERIOD	18,718	18,690
CASH, END OF PERIOD	$37,875	$28,439

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

On the Move Systems Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Background Information

On The Move Systems Corp., a Florida corporation (“we”, “us”, “our”, “OMVS”, or the “Company”), was formed to provide mobile electronic services to automobile, recreational vehicle and boat dealerships, government agencies as well as individual consumers. The Company installs its’ inventoried after-market electronic products desired by the customer at their location. The Company was incorporated on March 25, 2010 with its corporate headquarters located in Tampa, Florida.

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”), a wholly owned subsidiary of the Company acquired all of the assets and assumed certain liabilities of Crawford Mobile Install (“CMI”). The assets of CMI included cash, inventory, one vehicle and installation equipment. On the date of the acquisition, a material relationship existed between the parties, because John Crawford was the sole officer and director of both the Company and CMIC as well as being the sole proprietor of CMI. The purchase price for the assets and liabilities of CMI was $100,000.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended May 31, 2013, the Company had a net loss of $90,739. The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability which would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends on financing its operations and its working capital needs largely through the issuance of debt. There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Basis of Presentation and Accounting Policies

BASIS OF PRESENTATION – The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. See Note 2 regarding the assumption that the Company is a going concern.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts On the Move Systems Corp. and our wholly-owned subsidiary, Crawford Mobile Installation Corp.  All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiary is February 28.

INTERIM FINANCIAL STATEMENTS – These financial statements are prepared on the accrual basis of accounting in conformity with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the period ended February 28, 2013 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K on June 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended February 28, 2013, as reported in the Form 10-K filed on June 13, 2013, have been omitted.

USE OF ESTIMATES – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS – For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $37,875 and $18,719 at May 31, 2013 and February 28, 2013, respectively.

CASH FLOWS REPORTING – The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

COMMITMENTS AND CONTINGENCIES – The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2013 and February 28, 2013.

INVENTORY – The Company follows FASB ASC 330, “Inventory”.  Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The cost of inventories is determined using the specific identification method. Inventory is reduced for the estimated losses due to obsolescence. This reduction is determined for groups of products based on purchases in the recent past and/or expected future demand.

Inventory represents purchased aftermarket electronic products and other items.

FIXED ASSETS – The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets.  Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (4 years). All equipment with an acquisition value greater than $500 and a useful life of over one year is capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the three months ended May 31, 2013.

GOODWILL – Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the ASC 350, “Intangibles — Goodwill and Other”.

REVENUE AND COST RECOGNITION – In accordance with ASC 606, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is generated from the sales and installation of aftermarket electronic components and other items. Revenue is recognized net of sales returns and allowances.

ADVERTISING COSTS – The Company’s policy regarding advertising is to expense advertising when incurred.

RESEARCH AND DEVELOPMENT EXPENSES – Expenditures for research, development, and engineering of products are expensed as incurred.

INCOME TAXES – The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of May 31, 2013 or February 28, 2013.

EARNINGS (LOSS) PER SHARE – The Company computes basic and diluted earnings per share amounts in accordance with ASC 260, Earnings per Share Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three months ended May 31, 2013 and 2012. As a result, the Company did not have any potentially dilutive common shares for those periods.

FINANCIAL INSTRUMENTS – The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

4. Related Party Transactions

Notes Payable

On March 25, 2011, CMIC, a wholly owned subsidiary of the Company, entered into an agreement to purchase all of the assets and the business of CMI for $100,000. CMI was a sole proprietorship owned and operated by John Crawford. John Crawford is also the sole officer-director of the Company and CMIC. The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000. The note bears interest at 10% per year and is payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014. The balance of the note payable was $53,416 and $65,395 as of May 31, 2013 and February 28, 2013, respectively.

Other

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

5. Convertible Notes Payable

Convertible notes payable consist of the following as of May 31, 2013 and February 28, 2013:

	May 31, 2013 (unaudited)	February 28, 2013
Convertible note payable, dated February 28, 2011, bearing interest at 7% per annum, matured on February 27, 2013 and convertible into shares of common stock at $0.015 per share	$32,600	$32,600
Convertible note payable, dated January 31, 2011, bearing interest at 10% per annum, matures on February 28, 2015 and convertible into shares of common stock at $0.01 per share	281,192	281,192
Convertible note payable, dated May 31, 2013, bearing interest at 10% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.01	261,595	—
Total convertible notes payable	575,387	313,792
Less: current portion of convertible notes payable and accrued interest	(32,600)	—
Less: discount on noncurrent convertible notes payable	(261,595)	—
Convertible notes payable, net of discount	$281,192	$313,792

On February 28, 2011, the Company borrowed $100,100 through a convertible note, for the purpose of raising operating capital. Under the terms of the note, interest shall accrue at 7% per annum; and principal and accrued interest shall become due on February 27, 2013, unless extended by mutual consent of the parties. Unpaid principal and accrued interest are convertible into common stock of the company at $0.015 per share. On November 3, 2011, the holder of the note elected to convert principal in the amount of $67,500 into 4,500,000 shares of common stock. As of May 31, 2013, the remaining balance of the convertible note payable was $32,600.

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

On May 31, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $261,595 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on May 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

The Company evaluated the terms of the convertible notes in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $261,595. The beneficial conversion feature is being amortized to interest expense over the life of the note.

During the three months ended May 31, 2013, the Company received advances in the amount of $83,955 for working capital. These advances are non-interest bearing and payable on demand.

6. Income Tax

There are no current or deferred income tax expense or benefit for the three months ended May 31, 2013 and 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

	Three months ended May 31,
	2013	2012
Tax benefit at U.S. statutory rate	$25,403	$29,180
Valuation allowance	(25,403)	(29,180)
Tax benefit	$—	$—

The Company did not have any temporary differences during the three months ended May 31, 2013 and 2012.

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

Results of Operations

Three months ended May 31, 2013 compared to the three months ended May 31, 2012

Revenue

During the three months ended May 31, 2013, we recognized revenue of $21,855 compared to $25,603 during the three months ended May 31, 2012. The decrease in revenue was primarily the result of charging a lower price for installed electronic equipment in order to compete.

Cost of Goods Sold

During the three months ended May 31, 2013, we recognized cost of goods sold of $14,763 which represents an increase from the comparable period of 2012 in the amount of $8,919. We recognized an increase in spite of a decrease in revenue. The increase was the result of increased sales volumes and higher prices of installed electronic components.

Gross Profit

Gross profit decreased to $7,092 for the three months ended May 31, 2013 from $16,684 for the three months ended May 31, 2012. The increase was the result of decreased revenue and increased cost of goods sold as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $90,743 and $118,174 for the three months ended May 31, 2013 and 2012, respectively. The decrease is the result of our effort to control costs by spending less on rent and business development expenses.

Interest expense

We incurred interest expense of $7,088 and $2,724 for the three months ended May 31, 2013 and 2012, respectively. The increase in interest expense was the result of refinancing non-interest bearing advances into an interest bearing convertible note payable

Net loss

Net loss for the three months ended May 31, 2013 decreased to $90,739 from $104,214 for the three months ended May 31, 2012. The decrease in the net loss was primarily the result of the decrease in general and administrative expenses discussed above partially offset by the increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended May 31, 2013, we had net cash used in operating activities of $50,816. As of May 31, 2013, we had cash on hand of $37,875. We expect that this cash will be adequate to fund our operations for less than month.  We will require additional funding to continue our business plan.

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

Critical Accounting Policies

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

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

GOODWILL – Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. Material weaknesses noted are: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

Currently, management contracts with a professional services firm to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the above material weaknesses.

For a full discussion of our internal control over financial reporting, please refer to Item 9, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the period ended February 28, 2013 on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended May 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended May 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the nine month period ended May 31, 2013.

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

ON THE MOVE SYSTEMS CORP

Dated: July 22, 2013	By:	/s/ Patrick Brown
Patrick Brown President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director