Form 10-K/A
period 2013-02-28
ON THE MOVE SYSTEMS CORP.
filed 2013-07-26
CIK 1498148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K /A

Amendment No. 1

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

Yes ☑ No ☐

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended February 28, 2013 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended February 28, 2013, filed with the Securities and Exchange Commission on June 13, 2013.

Additionally, we corrected two typographical errors: 1) on the Balance Sheets on page 9, the “Additional paid-in capital” in the 2013 column was incorrectly stated as “(4,496,6448)”. It is now correctly stated as “(4,496,648)”. And 2) on the Consolidated Statements of Cash Flows on page 12, the “Net cash used in operating activities” in the 2013 column was incorrectly stated as “(233,676)”. It is now correctly stated as “(233,648)”.

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

Messineo & Co. CPAs, LLC

Clearwater, Florida

June 13, 2013

On The Move Systems Corp.

CONSOLIDATED BALANCE SHEETS

	February 28, 2013	February 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$18,718	$18,690
Accounts receivable	3,794	5,702
Inventory	22,010	17,135
Total current assets	44,522	41,527

Fixed assets, net of accumulated depreciation of $26,871 and $21,657	32,625	37,839
Intangible asset - customer list, net of accumulated amortization of $7,667 and $3,667	12,333	16,333
Goodwill	54,724	108,724
TOTAL ASSETS	$144,204	$204,423

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$107,200	$28,071
Accounts payable and accrued expenses – related party	—	10,446
Current portion of notes payable and accrued interest payable	273,462	288,115
Total Current Liabilities	380,662	326,632

Convertible note payable	313,792	32,600
Notes payable	2,003	10,467
Notes payable to related party	65,395	79,196

TOTAL LIABILITIES	761,852	448,895

Stockholders’ Deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock: 100,000,000 authorized; $0.0001 par value 18,500,000 shares issued and outstanding	1,850	1,850
Additional paid-in capital	3,877,150	3,877,150
Accumulated deficit	(4,496,648)	(4,123,472)
TOTAL STOCKHOLDERS’ DEFICIT	(617,648)	(244,472

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$144,204	$204,423

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

On The Move Systems Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 28, 2013	February 29, 2012

OPERATING ACTIVITIES:
Net loss	$(373,176)	$(4,088,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,214	8,165
Impairment of goodwill	54,000	—
Stock-based compensation	—	3,750,000
Changes in operating assets and liabilities
Accounts receivable	1,908	(3,660)
Inventory	(4,875)	(16,685)
Accounts payable and accrued liabilities	68,683	31,170
Accrued interest payable	10,598	14,373
Net cash used in operating activities	(233,648)	(305,044)

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	—	(7,700)
Purchases of fixed assets	—	(23,290)
Net cash used by investing activities	—	(30,990)

FINANCING ACTIVITIES:
Proceeds from advances	255,941	284,938
Proceeds from issuance of common stock	—	—
Repayments of notes payable	(8,464)	(36,974)
Repayments of notes payable to related parties	(13,801)	(22,000)
Net cash provided by financing activities	233,676	225,964

NET CHANGE IN CASH	28	(110,070)
CASH, BEGINNING OF PERIOD	18,690	128,760
CASH, END OF PERIOD	$18,718	$18,690

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$—	$90,000

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

* Filed Herewith

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to our Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(2) Incorporated by reference to the Form 8-K filed on March 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 26, 2013	On The Move Systems Corp.

By: /s/ Patrick Brown
Patrick Brown
Chairman of the Board
Chief Executive Officer
Principal Financial Officer