Form 10-Q/A
period 2013-05-31
ON THE MOVE SYSTEMS CORP.
filed 2013-07-26
CIK 1498148

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended May 31, 2013 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for our Form 10-Q for the period ended May 31, 2013, filed with the Securities and Exchange Commission on July 22, 2013.

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

* Previously filed

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

ON THE MOVE SYSTEMS CORP

Dated: July 26, 2013	By:	/s/ Patrick Brown
Patrick Brown President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director