Form 10-Q
period 2013-08-31
ON THE MOVE SYSTEMS CORP.
filed 2013-10-21
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2013

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

There were 20,300,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of October 21, 2013.

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

Item 1.     Financial Statements

On the Move Systems Corp.

Financial Statements

Contents

Consolidated Balance Sheets (unaudited)	4
Consolidated Statements of Operations (unaudited)	5
Consolidated Statements of Cash Flows (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7

On the Move Systems Corp.

Consolidated Balance Sheets

(Unaudited)

	August 31, 2013	February 28, 2013
ASSETS
Current assets:
Cash	$81,506	$18,718
Accounts receivable, net	1,097	3,794
Inventory	23,448	22,010
Total current assets	106,051	44,522

Fixed assets, net of accumulated depreciation of $34,308 and $26,871, respectively	25,188	32,625
Intangible assets, net of accumulated amortization of $9,667 and $7,667, respectively	10,333	12,333
Goodwill	54,724	54,724

TOTAL ASSETS	$196,296	$144,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$197,203	$107,200
Accounts payable and accrued expenses – related party	27,150	26,681
Notes payable to related party	32,127	38,714
Current portion of convertible note payable	32,600	32,600
Advances payable and accrued interest payable	274,372	273,462
Total current liabilities	563,452	478,657

Convertible notes payable, net of discount of $254,231 and $–, respectively	284,577	281,192
Notes payable	—	2,003
Total liabilities	848,029	761,852

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at August 31, 2013 and February 28, 2013	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,300,000 and 18,500,000 shares issued and outstanding at August 31, 2013 and February 28, 2013, respectively	2,030	1,850
Additional paid-in capital	4,156,565	3,877,150
Accumulated deficit	(4,810,328)	(4,496,648)
Total stockholders’ deficit	(651,733)	(617,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$196,296	$144,204

The accompanying notes are an integral part of these consolidated unaudited financial statements.

On the Move Systems Corp.

Consolidated Statements of Operations

(Unaudited)

	Six months ended August 31,		Three months ended August 31,
	2013	2012	2013	2012

REVENUE	$45,010	$63,047	$23,155	$37,444
COST OF GOODS SOLD	28,886	21,098	14,123	12,179
GROSS PROFIT	16,124	41,949	9,032	25,265

OPERATING EXPENSES
Selling, general and administrative expense	301,704	204,938	210,961	86,764

LOSS FROM OPERATIONS	(285,580)	(162,989)	(201,929)	(61,499)

OTHER INCOME (EXPENSE)
Interest expense	(28,100)	(3,294)	(21,012)	(570)

Net loss	$(313,680)	$(166,283)	$(222,941)	$(62,069)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	18,793,478	18,500,000	19,093,407	18,500,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

On the Move Systems Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(313,680)	$(166,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,801	4,607
Changes in operating assets and liabilities:
Accounts receivable	2,697	(1,156)
Inventory	(1,438)	(11,480)
Accounts payable and accrued expenses	90,472	19,641
Accrued interest payable	20,736	3,294
Net cash used in operating activities	(184,412)	(151,377)

FINANCING ACTIVITIES:
Proceeds from advances	255,790	158,552
Repayments of notes payable	(2,003)	(4,300)
Repayments of notes payable to related party	(6,587)	(1,794)
Net cash provided by financing activities	247,200	152,458

NET INCREASE IN CASH	62,788	1,081
CASH, BEGINNING OF PERIOD	18,718	18,690
CASH, END OF PERIOD	$81,506	$19,771

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Non-cash financing activities:
Common stock issued for conversion of notes payable	$18,000	$—
Conversion of advances to convertible debt	$261,595	$—
Debt discount due to beneficial conversion feature	$261,595	$—

The accompanying notes are an integral part of these consolidated unaudited  financial statements.

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

The Company has since expanded into the area of private jet service. As a result, the Company has developed its ISTx platform in order to offer private jet service for the charter, inter-modal freight and animal/exotic transport segments.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended August 31, 2013, the Company had a net loss of $313,680. The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability which would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends on financing its operations and its working capital needs largely through the issuance of debt. There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Basis of Presentation and Significant Accounting Policies

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the period ended February 28, 2013 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K on June 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended February 28, 2013, as reported in the Form 10-K filed on June 13, 2013, have been omitted.

BASIS OF PRESENTATION – The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The financial statements have been prepared using the accrual basis of accounting in accordance with GAAP. See Note 2 regarding the assumption that the Company is a going concern.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts On the Move Systems Corp. and our wholly-owned subsidiary, Crawford Mobile Installation Corp.  All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiary is February 28.

USE OF ESTIMATES – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates related to the allowance for doubtful accounts and the fair value of intangible assets and goodwill.

CASH AND CASH EQUIVALENTS – For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $81,506 and $18,718 at August 31, 2013 and February 28, 2013, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the six months ended August 31, 2013.

GOODWILL – Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Goodwill is not amortized, but it is evaluated for impairment at least annually, or more frequently if events or circumstances indicate impairment may exist.

REVENUE AND COST RECOGNITION – In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is generated from the sales and installation of aftermarket electronic components and other items. Revenue is recognized net of sales returns and allowances.

ADVERTISING COSTS – The Company’s policy regarding advertising is to expense advertising when incurred.

INCOME TAXES – The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of August 31, or February 28, 2013.

EARNINGS (LOSS) PER COMMON SHARE – The Company computes basic and diluted earnings per common share amounts in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the six month and three month periods ended August 31, 2013 and 2012. As a result, the Company did not have any potentially dilutive common shares for those periods.  For the six months ended August 31, 2013, potentially issuable shares, including notes payable convertible to 54,098,143 shares of the Company’s common stock have been excluded from the calculation. For the six months ended August 31, 2012, potentially issuable shares, including notes payable convertible to 217,333 shares of the Company’s common stock have been excluded from the calculation.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

COMMITMENTS AND CONTINGENCIES – The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of August 31, 2013 and February 28, 2013.

RECLASSIFICATIONS – Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS – We have reviewed the FASB issued Accounting Standards Update, accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

4. Related Party Transactions

Notes Payable

On March 25, 2011, CMIC, a wholly owned subsidiary of the Company, entered into an agreement to purchase all of the assets and the business of CMI for $100,000. CMI was a sole proprietorship owned and operated by John Crawford. John Crawford is also the sole officer-director of the Company and CMIC. The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000. The note bears interest at 10% per year and is payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014. The balance of the note payable was $32,127 and $38,714 as of August 31, 2013 and February 28, 2013, respectively.

Accounts payable and accrued expenses

As of August 31, 2013 and February 28, 2013, the Company had accrued expenses in the amount of $27,150 and $26,681, respectively, which represented amounts owed to John Crawford for unpaid salary and other non-interest bearing advances to the Company.

Other

The Company’s sole officer and director is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

5. Convertible Notes Payable

Convertible notes payable consist of the following as of August 31, 2013 and February 28, 2013:

	August 31, 2013	February 28, 2013
Convertible note payable, dated February 28, 2011, bearing interest at 7% per annum, matured on February 27, 2013 and convertible into shares of common stock at $0.015 per share; it is in default and bears default interest at 18% per annum	$32,600	$32,600
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on February 28, 2015 and convertible into shares of common stock at $0.01 per share	277,213	281,192
Convertible note payable, dated May 31, 2013, bearing interest at 10% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.01	261,595	—
Total convertible notes payable	571,408	313,792
Less: current portion of convertible notes payable	(32,600)	(32,600)
Less: discount on noncurrent convertible notes payable	(254,231)	—
Long-term convertible notes payable, net of discount	$284,577	$281,192

On February 28, 2011, the Company borrowed $100,100 through a convertible note, for the purpose of raising operating capital. Under the terms of the note, interest shall accrue at 7% per annum; and principal and accrued interest shall become due on February 27, 2013, unless extended by mutual consent of the parties. Unpaid principal and accrued interest are convertible into common stock of the Company at $0.015 per share. On November 3, 2011, the holder of the note elected to convert principal in the amount of $67,500 into 4,500,000 shares of common stock. As of August 31, 2013 and February 28, 2013, the remaining balance of the convertible note payable was $32,600. The note is in default and bears default interest at 18% per annum.

On January 31, 2013, the Company signed a convertible promissory note which refinanced non-interest bearing advances in the amount of $281,192 into a convertible note payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on February 28, 2015.  The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

On August 1, 2013, the holder of the convertible promissory note dated January 31, 2013, elected to convert principal and interest in the amount of $18,000 into 1,800,000 shares of common stock.  As of August 31, 2013 and February 28, 2013, the remaining balance of the convertible note payable was $277,213 and $281,192, respectively.

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

The Company evaluated the terms of the convertible notes in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $261,595. The beneficial conversion feature is being amortized to interest expense over the life of the note using the effective interest method.

During the six months ended August 31, 2013, the Company received advances in the amount of $255,790 for working capital. These advances are non-interest bearing and payable on demand.

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

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”), a wholly owned subsidiary of the Company, acquired all of the assets and assumed certain liabilities of Crawford Mobile Install (“CMI”). The assets of CMI included cash, inventory, a vehicle and installation equipment. On the date of the acquisition, a material relationship existed between the parties, because John Crawford was the sole officer and director of the Company and CMIC as well as being the sole proprietor of CMI. The purchase price for the assets and liabilities of CMI was $100,000. From the date of inception, March 25, 2010, through the date of the acquisition of CMI on March 25, 2011, the Company was in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. As a result of the acquisition of CMI, the Company has begun to generate revenue from operations and has emerged from the development stage.

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

The Company has since expanded into the area of private jet service. As a result, the Company has developed its ISTx platform in order to offer private jet service for the charter, inter-modal freight and animal/exotic transport segments.

In addition, the Company is currently investigating the opportunities in the personal and business safety and protection markets.

Our auditor issued a going concern opinion on our audited financial statements for the year ended February 28, 2013. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than loans we undertake.

Our ability to continue to implement our business plan is dependent on our ability to generate positive cash flow from operations and to secure sufficient financing; however there is no guarantee that we will be successful in this regard. In order to implement our business plan, we anticipate that we will require at least $425,000 in financing. We have taken no steps to secure the $425,000 in additional financing that we will need to implement our business plan. Furthermore, even if we successfully execute our business, there is no guarantee that there will be a significant market for our services or that we will achieve significant revenues, if any.

Results of Operations

Six months ended August 31, 2013 compared to the six months ended August 31, 2012

Revenue

During the six months ended August 31, 2013, we recognized revenue of $45,010 compared to $63,047 during the six months ended August 31, 2012. There is typically a seasonal decrease in revenue during the second fiscal quarter of the year. There was no such decrease during the second quarter of the previous year. As a result, income was higher for the six months ended August 31, 2012 than the same period of 2013.

Cost of Goods Sold

During the six months ended August 31, 2013, we recognized cost of goods sold of $28,886 compared to $21,098 for the six months ended August 31, 2012. Cost of goods sold increased although revenue decreased. There was a significant increase in the costs of installed components.

Gross Profit

Gross profit decreased to $16,124 for the six months ended August 31, 2013 from $41,949 for the six months ended August 31, 2012. The decrease was the result of decreased revenue and increased cost of goods sold as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $301,704 and $204,938 for the six months ended August 31, 2013 and 2012, respectively. The increase is the result of increased spending for investor relations.

Interest expense

We incurred interest expense of $28,100 and $3,294 for the six months ended August 31, 2013 and 2012, respectively. The increase in interest expense was the result of refinancing non-interest bearing advances into interest bearing convertible notes and the amortization of the debt discount.

Net Loss

Net loss for the six months ended August 31, 2013 increased to $313,680 from $166,283 for the six months ended August 31, 2012. The increase in the net loss was primarily the result of the decrease in gross profit and the increase in general and administrative expense and interest expense.

Three months ended August 31, 2013 compared to the three months ended August 31, 2012

Revenue

During the three months ended August 31, 2013, we recognized revenue of $23,155 compared to $37,444 during the three months ended August 31, 2012. There is typically a seasonal decrease in revenue during the second fiscal quarter of the year. There was no such decrease during the second quarter of the previous year.

Cost of Goods Sold

During the three months ended August 31, 2013, we recognized cost of goods sold of $14,123 compared to $12,179 for the three months ended August 31, 2012. Cost of goods sold increased although revenue decreased. There was a significant increase in the costs of installed components.

Gross Profit

Gross profit decreased to $9,032 for the three months ended August 31, 2013 from $25,265 for the three months ended August 31, 2012. The increase was the result of decreased revenue and increased cost of goods sold as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $210,961 and $86,764 for the three months ended August 31, 2013 and 2012, respectively. The increase is the result of increased spending for investor relations.

Interest expense

We incurred interest expense of $21,012 and $570 for the three months ended August 31, 2013 and 2012, respectively. The increase in interest expense was the result of refinancing non-interest bearing advances into interest bearing convertible notes and the amortization of the debt discount.

Net loss

Net loss for the three months ended August 31, 2013 increased to $222,941 from $62,069 for the three months ended August 31, 2012. The increase in the net loss was primarily the result of the decrease in gross profit and the increase in general and administrative expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended August 31, 2013, we had net cash used in operating activities of $184,412. As of August 31, 2013, we had cash on hand of $81,506 and negative working capital of $457,401. We expect that this cash will be adequate to fund our operations for less than three months.  We will require additional funding to continue our business plan.

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

GOODWILL – Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Goodwill is not amortized, but it is evaluated for impairment at least annually, or more frequently if events or circumstances indicate impairment may exist.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended August 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 1A.     Risk Factors.

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2013, the Company issued 1,800,000 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $18,000.

During the three month period ended August 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There was a default of convertible note payable during the six months ended August 31, 2013.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three month period ended August 31, 2013.

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

(1) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(2) Incorporated by reference to the Form 8-K filed on March 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

ON THE MOVE SYSTEMS CORP

Dated: October 21, 2013	By:	/s/ Robert Wilson
Robert Wilson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director