Form 10-Q
period 2013-11-30
ON THE MOVE SYSTEMS CORP.
filed 2014-01-21
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2013

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

There were 22,100,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of January 20, 2014.

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

Item 1.     Financial Statements

On the Move Systems Corp.

Financial Statements

Contents

Consolidated Balance Sheets (unaudited)	4
Consolidated Statements of Operations (unaudited)	5
Consolidated Statements of Cash Flows (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7

On the Move Systems Corp.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2013	February 28, 2013
ASSETS
Current assets:
Cash	$24,333	$18,718
Accounts receivable	9,933	3,794
Inventory	10,899	22,010
Total current assets	45,165	44,522

Fixed assets, net of accumulated depreciation of $35,612 and $26,871, respectively	23,884	32,625
Intangible assets, net of accumulated amortization of $10,667 and $7,667 respectively	9,333	12,333
Goodwill	54,724	54,724

TOTAL ASSETS	$133,106	$144,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$214,536	$107,200
Accounts payable and accrued expenses – related party	25,073	26,681
Current portion of convertible note payable	32,600	32,600
Advances payable and accrued interest payable	24,070	273,462
Note payable to related party	25,375	38,714
Total current liabilities	321,654	478,657

Convertible notes payable, net of discount of $640,815 and $0, respectively	284,814	281,192
Notes payable	—	2,003
Total liabilities	606,468	761,852

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at November 30, 2013 and February 28, 2013	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,100,000 and 18,500,000 shares issued and outstanding at November 30, 2013 and February 28, 2013, respectively	2,210	1,850
Additional paid-in capital	4,571,343	3,877,150
Accumulated deficit	(5,046,915)	(4,496,648)
Total stockholders’ deficit	(473,362)	(617,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$133,106	$144,204

The accompanying notes are an integral part of these consolidated unaudited financial statements.

On the Move Systems Corp.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2013	2012	2013	2012

REVENUES	$65,926	$83,025	$20,916	$19,978
COST OF GOODS SOLD	41,758	29,391	12,872	8,293
GROSS PROFIT	24,168	53,634	8,044	11,685

OPERATING EXPENSES
Selling, general and administrative expense	522,611	267,092	220,907	62,154

LOSS FROM OPERATIONS	(498,443)	(213,458)	(212,863)	(50,469)

OTHER EXPENSE
Interest expense	(51,824)	(3,865)	(23,724)	(571)

Net loss	$(550,267)	$(217,323)	$(236,587)	$(51,040)

Net loss per common share – basic and diluted	$(0.03)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	19,530,909	18,500,000	21,002,198	18,500,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

On the Move Systems Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(550,267)	$(217,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,741	5,911
Amortization of discount on convertible notes payable	17,738	—
Changes in operating assets and liabilities:
Accounts receivable	(6,139)	(2,085)
Inventory	11,111	(11,422)
Accounts payable and accrued expenses	105,728	18,720
Accrued interest payable	34,087	3,865
Net cash used in operating activities	(376,001)	(202,334)

FINANCING ACTIVITIES:
Proceeds from advances	396,958	211,436
Repayments of notes payable	(2,003)	(6,403)
Repayments of notes payable to related party	(13,339)	—
Net cash provided by financing activities	381,616	205,033

NET INCREASE IN CASH	5,615	2,699
CASH, BEGINNING OF PERIOD	18,718	18,690
CASH, END OF PERIOD	$24,333	$21,389

Supplemental Information:
Cash paid during the period for:
Interest	$—	$—
Income Taxes	$—	$—
Non-cash financing activities:
Common stock issued for conversion of notes payable	$36,000	$—
Conversion of advances to convertible debt	$658,553	$—
Debt discount due to beneficial conversion feature	$658,553	$—

The accompanying notes are an integral part of these consolidated unaudited financial statements.

On the Move Systems Corp.

Notes to Consolidated Financial Statements (Unaudited)

1. Background Information

On The Move Systems Corp., a Florida corporation (“we”, “us”, “our”, “OMVS”, or the “Company”), was formed to provide mobile electronic services to automobile, recreational vehicle and boat dealerships, government agencies as well as individual consumers. The Company installs its inventoried after-market electronic products desired by the customer at their location. The Company was incorporated on March 25, 2010 with its corporate headquarters located in Tampa, Florida.

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

The Company has since expanded into the area of private jet service. As a result, the Company is developing its ISTx platform in order to offer private jet service for charter, inter-modal freight and animal/exotic transport segments.

On October 9, 2013, the Company formed a joint venture to provide travelers with luxury ground transportation solutions with JetSet Executive Transport, Inc., DBA JetSet Car Service (“JetSet”). JetSet is a Texas-based luxury chauffeured car service. Under the terms of the joint venture, JetSet will soon offer top-flight transportation services through OMVS’ online portal now under development. OMVS has committed to fund up to $100,000 of the cash flow or asset requirements of the joint venture at the discretion of OMVS. In addition, OMVS will provide JetSet with online marketing and customer outreach.  The Company will be allocated 40 percent of the earnings (losses) from this joint venture. This joint venture has not generated any revenues as of November 30, 2013.

On October 17, 2013, the Company signed a business development agreement with the Naples Connection, making the Florida-based provider of travel and transportation services the Company’s first partner to share in charter, travel and cargo revenues. The Naples Connection delivers online deals on flights, cruises, hotels and travel. Under the terms of the agreement, OMVS will refer new customers to the Naples Connection through its online portal in exchange for a share of the travel agent commissions.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended November 30, 2013, the Company had a net loss of $550,267. The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability which would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends to finance its operations and its working capital needs largely through the issuance of debt. There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS – Cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $24,333 and $18,718 at November 30, 2013 and February 28, 2013, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the nine months ended November 30, 2013.

GOODWILL – Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Goodwill is not amortized, but it is evaluated for impairment at least annually, or more frequently if events or circumstances indicate impairment may exist.

REVENUES AND COST RECOGNITION – In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is generated from the sales and installation of aftermarket electronic components and other items. Revenue is recognized net of sales returns and allowances.

INCOME TAXES – The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of November 30, or February 28, 2013.

EARNINGS (LOSS) PER COMMON SHARE – The Company computes basic and diluted earnings per common share amounts in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the nine month and three month periods ended November 30, 2013 and 2012. As a result, the Company did not have any potentially dilutive common shares for those periods. For the nine months ended November 30, 2013 and 2012, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At November 30, 2013, the Company has 95,059,046 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

COMMITMENTS AND CONTINGENCIES – The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of November 30, 2013 and February 28, 2013.

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

4. Related Party Transactions

Note Payable to related party

On March 25, 2011, CMIC, a wholly owned subsidiary of the Company, entered into an agreement to purchase all of the assets and the business of CMI for $100,000. CMI was a sole proprietorship owned and operated by John Crawford. John Crawford is also the sole officer-director of the Company and CMIC. The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000. The note bears interest at 10% per year and is payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014. The balance of the note payable was $25,375 and $38,714 as of November 30, 2013 and February 28, 2013, respectively.

Accounts payable and accrued expenses to related party

As of November 30, 2013 and February 28, 2013, the Company had accrued expenses in the amount of $25,073 and $26,681, respectively, which represented amounts owed to John Crawford for unpaid salary and other non-interest bearing advances to the Company.

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

5. Advances

During the nine months ended November 30, 2013, the Company received proceeds for working capital in the amount of $396,958. These advances are non-interest bearing and payable upon demand. The lender of these advances is the same lender of the convertible promissory notes discussed in Notes 6. The funds were advanced to the Company through an intermediary agent which also provides certain legal, accounting and support services to the Company.

6. Convertible Notes Payable

Convertible notes payable consist of the following as of November 30, 2013 and February 28, 2013:

	November 30, 2013	February 28, 2013
Convertible note payable, dated February 28, 2011, bearing interest at 7% per annum, matured on February 27, 2013 and convertible into shares of common stock at $0.015 per share; it is in default and bears default interest at 18% per annum	$32,600	$32,600
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on February 28, 2015 and convertible into shares of common stock at $0.01 per share	267,076	281,192
Convertible note payable, dated May 31, 2013, bearing interest at 10% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.01 per share	261,595	—
Convertible note payable, dated November 30, 2013, bearing interest at 10% per annum, matures on November 30, 2015 and convertible into shares of common stock at $0.01 per share	396,958	—
Total convertible notes payable	958,229	313,792
Less: current portion of convertible notes payable	(32,600)	(32,600)
Less: discount on noncurrent convertible notes payable	(640,815)	—
Long-term convertible notes payable, net of discount	$284,814	$281,192

On February 28, 2011, the Company borrowed $100,100 through a convertible note for the purpose of obtaining operating capital. Under the terms of the note, interest shall accrue at 7% per annum; and principal and accrued interest shall become due on February 27, 2013, unless extended by mutual consent of the parties. Unpaid principal and accrued interest are convertible into common stock of the Company at $0.015 per share. On November 3, 2011, the holder of the note elected to convert principal in the amount of $67,500 into 4,500,000 shares of common stock. As of November 30, 2013 and February 28, 2013, the remaining balance of the convertible note payable was $32,600. The note is in default and bears default interest at 18% per annum.

On January 31, 2013, the Company signed a convertible promissory note with Vista View Ventures Inc. which refinanced non-interest bearing advances in the amount of $281,192 into a convertible note payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on February 28, 2015.  The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

On May 31, 2013, the Company signed a convertible promissory note with Vista View Ventures Inc. which refinanced non-interest bearing advances in the amount of $261,595 into a convertible note payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on May 31, 2015. The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

On August 1, 2013, the holder of the convertible promissory note dated January 31, 2013, elected to convert principal and interest in the amount of $18,000 into 1,800,000 shares of common stock.

On October 9, 2013, the holder of the convertible promissory note dated January 31, 2013, elected to convert principal and interest in the amount of $9,000 into 900,000 shares of common stock.

On November 13, 2013, the holder of the convertible promissory note dated January 31, 2013, elected to convert principal and interest in the amount of $9,000 into 900,000 shares of common stock.

On November 30, 2013, the Company signed a convertible promissory note with Vista View Ventures Inc. which refinanced non-interest bearing advances in the amount of $396,958 into a convertible note payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on November 30, 2015. The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

The Company evaluated the terms of the convertible notes in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $261,595 and $396,958 at May 31, 2013 and November 30, 2013, respectively. The beneficial conversion feature is being amortized to interest expense over the life of the notes using the effective interest method.

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

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”), a wholly owned subsidiary of the Company, acquired all of the assets and assumed certain liabilities of Crawford Mobile Install (“CMI”). The assets of CMI included cash, inventory, a vehicle and installation equipment. On the date of the acquisition, a material relationship existed between the parties, because John Crawford was the sole officer and director of the Company and CMIC as well as being the sole proprietor of CMI. The purchase price for the assets and liabilities of CMI was $100,000. From the date of inception, March 25, 2010, through the date of the acquisition of CMI on March 25, 2011, the Company was in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. As a result of the acquisition of CMI, the Company has begun to generate revenue from operations and emerged from the development stage.

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

On October 9, 2013, the Company formed a joint venture to provide travelers with luxury ground transportation solutions with JetSet Executive Transport, Inc., DBA JetSet Car Service (“JetSet”). JetSet is a Texas-based luxury chauffeured car service with aggressive expansion goals. Under the terms of the joint venture, JetSet will soon offer top-flight transportation services through OMVS’ ambitious online portal now under development. OMVS has committed to fund up to $100,000 of the cash flow or asset requirements of the joint venture at the discretion of OMVS. In addition, OMVS will provide JetSet with aggressive online marketing and customer outreach.

On October 17, 2013, the Company signed a business development agreement with the Naples Connection, making the Florida-based provider of travel and transportation services the company’s first partner to share in charter, travel and cargo revenues. The Naples Connection delivers online deals on flights, cruises, hotels and travel, making the company a valuable partner for OMVS. Under the terms of the agreement, OMVS will refer new customers to the Naples Connection through its online portal in exchange for a share of the travel agent commissions.

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

Our ability to continue to implement our business plan is dependent on our ability to generate positive cash flow from operations and to secure sufficient financing; however there is no guarantee that we will be successful in this regard. In order to implement our business plan, we anticipate that we will require at least $425,000 in financing over the next eighteen months. We have taken no steps to secure the $425,000 in additional financing that we will need to implement our business plan. Furthermore, even if we successfully execute our business, there is no guarantee that there will be a significant market for our services or that we will achieve significant revenues, if any.

Results of Operations

Nine months ended November 30, 2013 compared to the nine months ended November 30, 2012

Revenues

During the nine months ended November 30, 2013, we recognized revenue of $65,926 compared to $83,025 during the nine months ended November 30, 2012. The decrease in revenue was the result of unusually high revenue during the second quarter of the period ended November 30, 2012 and a change in the mix of revenues.

Cost of Goods Sold

During the nine months ended November 30, 2013, we recognized cost of goods sold of $41,758 compared to $29,391 for the nine months ended November 30, 2012. Cost of goods sold increased although revenue decreased. There was change in the mix of sales which resulted in higher cost of goods sold.

Gross Profit

Gross profit decreased to $24,168 for the nine months ended November 30, 2013 from $53,634 for the nine months ended November 30, 2012. The decrease was the result of decreased revenue and increased cost of goods sold as discussed above.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $522,611 and $267,092 for the nine months ended November 30, 2013 and 2012, respectively. The increase is the result of increased spending for investor relations.

Interest Expense

We incurred interest expense of $51,824 and $3,865 for the nine months ended November 30, 2013 and 2012, respectively. The increase in interest expense was the result of refinancing non-interest bearing advances into interest bearing convertible notes and the amortization of the debt discount.

Net Loss

Net loss for the nine months ended November 30, 2013 increased to $550,267 from $217,323 for the nine months ended November 30, 2012. The increase in the net loss was primarily the result of the decrease in gross profit and the increase in general and administrative expense and interest expense.

Three months ended November 30, 2013 compared to the three months ended November 30, 2012

Revenues

During the three months ended November 30, 2013, we recognized revenue of $20,916 compared to $19,978 during the three months ended November 30, 2012. Revenues were relatively unchanged year over year.

Cost of Goods Sold

During the three months ended November 30, 2013, we recognized cost of goods sold of $12,872 compared to $8,293 for the three months ended November 30, 2012. The increase in cost of goods sold was greater than the small increase in sales. There was a significant increase in the costs of installed components.

Gross Profit

Gross profit decreased to $8,044 for the three months ended November 30, 2013 from $11,685 for the three months ended November 30, 2012. The increase was the result of decreased revenue and increased cost of goods sold as discussed above.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $220,907 and $62,154 for the three months ended November 30, 2013 and 2012, respectively. The increase is the result of increased spending for investor relations.

Interest Expense

We incurred interest expense of $23,724 and $571 for the three months ended November 30, 2013 and 2012, respectively. The increase in interest expense was the result of refinancing non-interest bearing advances into interest bearing convertible notes and the amortization of the debt discount.

Net Loss

Net loss for the three months ended November 30, 2013 increased to $236,587 from $51,040 for the three months ended November 30, 2012. The increase in the net loss was primarily the result of the decrease in gross profit and the increase in general and administrative expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended November 30, 2013, we had net cash used in operating activities of $376,001. As of November 30, 2013, we had cash on hand of $24,333 and negative working capital of $276,489. We expect that this cash will be adequate to fund our operations for less than three months.  We will require additional funding to continue our business plan.

We anticipate needing a minimum of $425,000 to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue additional notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

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

REVENUES AND COST RECOGNITION – In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is generated from the sales and installation of aftermarket electronic components and other items. Revenue is recognized net of sales returns and allowances.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended November 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 9, 2013, the Company issued 900,000 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $9,000.

On November 13, 2013, the Company issued 9,000 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $9,000.

During the nine month period ended November 30, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three month period ended November 30, 2013.

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

ON THE MOVE SYSTEMS CORP

Dated: January 21, 2014	By:	/s/ Robert Wilson
Robert Wilson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director