Form 10-K/A
period 2013-02-28
ON THE MOVE SYSTEMS CORP.
filed 2014-06-19
CIK 1498148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K /A
Amendment No. 2

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

EXPLANATORY NOTE

On the Move Systems Corp. (the “Company” or “we”) is filing this Amendment No. 2 (the “Second Amendment”) to our Annual Report on Form 10-K for the year ended February 28, 2013, filed on June 13, 2013, (the “Original Filing”), as amended by Amendment 1 to the Form 10-K filed on July 26, 2013 (the “First Amendment”) to restate and amend our previously issued audited consolidated financial statements and related disclosures for the years ended February 28, 2013 and February 29, 2012 previously included in the Original Filing.

Background to the Restatement

On June 11, 2014, the Company determined that due to an error in accounting for our acquisition of Crawford Mobile Install (“CMI”), the Company’s consolidated financial statements as of and for the years ended February 28, 2013 and February 29, 2012 should no longer be relied upon. The purpose of this restatement is to correct the accounting for our acquisition of Crawford Mobile Install (“CMI”). In the Original Filing, the acquisition of CMI was accounted for as an acquisition of a business. However, since John Crawford was our CEO at the time of the acquisition and also owned all of CMI, the acquisition should have been accounted for as a business acquired from an entity under common control according to ASC 805-50-30. We had originally recognized intangible assets and goodwill as a result of the acquisition of CMI. According to ASC 805-50-30, neither should have been recognized. As a result of the restatement, goodwill in the amount of $108,724 and intangible assets in the amount of $20,000 have be removed from assets. In addition, we recognized a loss on the acquisition of CMI in the amount of $128,724.

Effects of Restatement

As originally filed the Original Filing indicated that there were material weaknesses in our internal control over financial reporting and concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2013. Management has considered the effect of the restatement on our prior conclusions as to the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Management has concluded there is no change in the conclusion that our disclosure controls and procedures and internal control over financial reporting for such periods were not effective as of February 28, 2013.

This Second Amendment amends and restates Items 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and 8 (Financial Statements and Supplementary Data) of Part II of the Original Filing, as necessary based on the restatement of our consolidated financial statements. Additionally, this Second Amendment replaces the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T, that were initially filed on the First Amendment. As required pursuant to the Securities and Exchange Act of 1934, as amended, the Second Amendment also includes updated certifications from the Company’s Chief Executive Officer as Exhibits 31.1 and 32.1.

Except as described above, this Second Amendment does not amend, update or change any other items or disclosures in the Original Filing and the First Amendment and does not purport to reflect any information or events subsequent to the filing thereof. Accordingly, this Second Amendment should be read in conjunction with the Original Filing and First Amendment.

- ii -

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

- iii -

ON THE MOVE SYSTEMS CORP.

FORM 10-K

- iv -

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

Going Concern

We incurred a net loss of $ 315,176 for the year ended February 28, 2013. Net cash used by operations for the year ended February 28, 2013 was $ 233,648 . We do not anticipate having positive net income in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

General and administrative expenses

We recognized general and administrative expenses in the amount of $ 348,793 and $ 4,110,219 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. During the fiscal year ended February 29, 2012, we issued stock for services resulting in general and administrative expense of $3,750,000. If the expense related to common stock for services were excluded from general and administrative expense, general and administrative expense for the year ended February 29, 2012 would have been $ 360,219 which is comparable in amount to general and administrative expense for the year ended February 28, 2013.

Interest expense

We incurred interest expense of $10,598 and $14,373 for the fiscal year ended February 28, 2013 and February 29, 2012, respectively, primarily related to a note payable related to the acquisition of CMI and convertible notes payable.

Net loss

Net loss for the fiscal year ended February 28, 2013 decreased to $ 315,176 from $ 4,213,464 for the fiscal year ended February 29, 2012. The decrease in the net loss was primarily the result of the decrease in general and administrative expenses discussed above.

Liquidity and Capital Resources

Net cash used by operating activities was $ 233,648 for the fiscal year ended February 28, 2013.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the fiscal year ended February 28, 2013, the Company had a net loss of $ 315,176 and had negative cash flow from operating activities of $ 233,648 . In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd - Ste. 302 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

On The Move Systems, Corp.

Tampa, Florida

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

As discussed in Note 1 to the financial statements, the February 28, 2013 and February 29, 2012 financial statements have been restated to correct a misstatement.

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

Messineo & Co. CPAs, LLC

Clearwater, Florida

June 13, 2013, except for Note 1, which is dated June 17, 2014

On The Move Systems Corp.

CONSOLIDATED BALANCE SHEETS

	February 28, 2013	February 29, 2012
ASSETS	(as restated)	(as restated)
Current Assets:
Cash and cash equivalents	$18,718	$18,690
Accounts receivable	3,794	5,702
Inventory	22,010	17,135
Total current assets	44,522	41,527

Fixed assets, net of accumulated depreciation of $26,871 and $21,657	32,625	37,839
TOTAL ASSETS	$77,147	$79,366

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$107,200	$28,071
Accounts payable and accrued expenses – related party	—	10,446
Current portion of notes payable and accrued interest payable	273,462	288,115
Total Current Liabilities	380,662	326,632

Convertible note payable	313,792	32,600
Notes payable	2,003	10,467
Notes payable to related party	65,395	79,196

TOTAL LIABILITIES	761,852	448,895

Stockholders’ Deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock: 100,000,000 authorized; $0.0001 par value 18,500,000 shares issued and outstanding	1,850	1,850
Additional paid-in capital	3,877,150	3,877,150
Accumulated deficit	(4,563,705)	(4,248,529)
TOTAL STOCKHOLDERS’ DEFICIT	(684,705)	(369,529)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,147	$79,366

The accompanying notes are an integral part of these consolidated financial statements.

On The Move Systems Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 28, 2013	February 29, 2012
	(as restated)	(as restated)
REVENUE	$114,024		$72,256
COST OF GOODS SOLD	69,809		32,404
GROSS PROFIT	44,215		39,852

Selling, general and administrative expense	348,793		4,110,219

LOSS FROM OPERATIONS	(304,578)		(4,070,367)

OTHER EXPENSE:
Loss on acquisition of Crawford Mobile Install	—		(128,724)
Interest expense	(10,598)		(14,373)

Net loss	$ (315,176)	$	(4,213,464)

Net loss per share – basic and fully diluted	$(0.02)	$	(0.28)

Weighted average number of common shares outstanding- basic and fully diluted	18,500,000		14,987,705

The accompanying notes are an integral part of these consolidated financial statements.

On The Move Systems Corp.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 28, 2011	12,500,000	$1,250	$60,250	$(35,065)		$26,435

Stock issued for:
- Services	1,500,000	150	3,749,850	—		3,750,000
- Conversion of debt	4,500,000	450	67,050	—		67,500

Net loss (as restated)	—	—	—	(4,213,464)		(4,213,464)
Balance, February 29, 2012 (as restated)	18,500,000	1,850	3,877,150	(4,248,529)		(369,529)

Net loss (as restated)	—	—	—	(315,176)		(315,176)
Balance, February 28, 2013 (as restated)	18,500,000	$1,850	$3,877,150	$ (4,563,705)	$	(684,705)

The accompanying notes are an integral part of these consolidated financial statements.

On The Move Systems Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 28, 2013	February 29, 2012
	(as restated)	(as restated)
OPERATING ACTIVITIES:
Net loss	$ (315,176)	$ (4,213,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,214	4,498
Stock-based compensation	—	3,750,000
Loss on acquisition of Crawford Mobile Install	—	128,724
Changes in operating assets and liabilities
Accounts receivable	1,908	(3,660)
Inventory	(4,875)	(16,685)
Accounts payable and accrued liabilities	68,683	31,170
Accrued interest payable	10,598	14,373
Net cash used in operating activities	(233,648)	(305,044)

INVESTING ACTIVITIES:
Acquisition of Crawford Mobile, net of cash acquired	—	(7,700)
Purchases of fixed assets	—	(23,290)
Net cash used by investing activities	—	(30,990)

FINANCING ACTIVITIES:
Proceeds from advances	255,941	284,938
Proceeds from issuance of common stock	—	—
Repayments of notes payable	(8,464)	(36,974)
Repayments of notes payable to related parties	(13,801)	(22,000)
Net cash provided by financing activities	233,676	225,964

NET CHANGE IN CASH	28	(110,070)
CASH, BEGINNING OF PERIOD	18,690	128,760
CASH, END OF PERIOD	$18,718	$18,690

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Transactions:
Acquisition of Crawford Mobile Installation for note payable	$—	$90,000

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

Restatement

On June 11, 2014, the Company determined that due to an error in accounting for our acquisition of Crawford Mobile Install (“CMI”), the Company’s consolidated financial statements as of and for the years ended February 28, 2013 and February 29, 2012 should no longer be relied upon. The purpose of this restatement is to correct the accounting for our acquisition of Crawford Mobile Install (“CMI”). In the Original Filing, the acquisition of CMI was accounted for as an acquisition of a business. However, since John Crawford was our CEO at the time of the acquisition and also owned all of CMI, the acquisition should have been accounted for as a business acquired from an entity under common control according to ASC 805-50-30. We had originally recognized intangible assets and goodwill as a result of the acquisition of CMI. According to ASC 805-50-30, neither should have been recognized. As a result of the restatement, goodwill in the amount of $108,724 and intangible assets in the amount of $20,000 have be removed from assets. In addition, we recognized a loss on the acquisition of CMI in the amount of $128,724.

The Company as a result restated the consolidated financial statements as of and for the years ended February 28, 2013 and February 29, 2012.

On The Move Systems Corp.

RESTATED CONSOLIDATED BALANCE SHEETS

	February 28, 2013
	As originally reported	Adjustments		As Restated

ASSETS
Total current assets	$44,522			$44,522

Fixed assets, net of accumulated depreciation of $26,871	32,625			32,625
Intangible assets, net of accumulated amortization of $7,667	12,333	(12,333)	(1)	—
Goodwill	54,724	(54,724)	(1)	—
TOTAL ASSETS	$144,204			$77,147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	761,852			761,852

Stockholders’ Deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—			—
Common stock: 100,000,000 authorized; $0.0001 par value 18,500,000 shares issued and outstanding	1,850			1,850
Additional paid-in capital	3,877,150			3,877,150
Accumulated deficit	(4,496,648)	(67,057)	(2)	(4,563,705)
TOTAL STOCKHOLDERS’ DEFICIT	(617,648)			(684,705)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$144,204			$77,147

	February 29, 2012
	As originally reported	Adjustments		As Restated

ASSETS
Total current assets	$41,527			$41,527

Fixed assets, net of accumulated depreciation of $21,657	37,839			37,839
Intangible assets, net of accumulated amortization of $3,667	16,333	(16,333)	(1)	—
Goodwill	108,724	(108,724)	(1)	—
TOTAL ASSETS	$204,423			$79,366

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	448,895			448,895

Stockholders’ Deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—		—
Common stock: 100,000,000 authorized; $0.0001 par value 18,500,000 shares issued and outstanding	1,850	—		1,850
Additional paid-in capital	3,877,150	—		3,877,150
Accumulated deficit	(4,123,472)	(125,057)	(3)	(4,248,529)
TOTAL STOCKHOLDERS’ DEFICIT	(244,472)			(369,529)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$204,423			$79,366

On The Move Systems Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2013
	As originally reported	Adjustments		As Restated

GROSS PROFIT	$44,215			44,215

Selling, general and administrative expense	352,793	(4,000	) (4)	348,793

LOSS FROM OPERATIONS	(308,578)			(304,578)

OTHER EXPENSE:
Impairment of goodwill	(54,000)	54,000	(5)	—
Interest expense	(10,598)			(10,598)

Net loss	$(373,176)			$(315,176)

Net loss per share – basic and fully diluted	$(0.02)			$(0.02)

Weighted average number of common shares outstanding- basic and fully diluted	18,500,000			18,500,000

	Year Ended February 29, 2012
	As originally reported	Adjustments		As Restated

GROSS PROFIT	$39,852			$39,852

Selling, general and administrative expense	4,113,886	(3,667	) (4)	4,110,219

LOSS FROM OPERATIONS	(4,074,034)			(4,070,367)

OTHER EXPENSE:
Loss on acquisition of Crawford Mobile Install	—	(128,724	) (4)	(128,724)
Interest expense	(14,373)			(14,373)

Net loss	$(4,088,407)			$(4,213,464)

Net loss per share – basic and fully diluted	$(0.27)			$(0.28)

Weighted average number of common shares outstanding- basic and fully diluted	14,987,705			14,987,705

Adjustments to consolidated financial statements:

(1)	Remove intangible assets and goodwill from the consolidated balance sheets.
(2)

Loss on acquisition of CMI for the year ended February 29, 2012 in the amount of $128,724 offset by the reversal of the impairment of goodwill in the amount of $54,000 and amortization of intangibles of $7,667.

(3)	Loss on acquisition of CMI in the amount of $128,724 offset by the reversal of the amortization of intangibles of $3,667.
(4)	Reverse amortization of intangible assets.
(5)	Reverse impairment of goodwill
(6)	Recognize loss on acquisition of CMI.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 28, 2013, the Company had a net loss of $ 315,176 . The Company has not generated positive cash flow from operations since inception and does not expect to generate positive cash flow from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability which would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends on financing its operations and its working capital needs largely through the issuance of debt. There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The acquisition of CMI was accounted for as an acquisition of a business acquired from an entity under common control according to ASC 805-50-30 . CMI’s results of operations and cash flows are included in the accompanying consolidated financial statements from the date of acquisition.

CMI’s assets and liabilities were recorded at their book value prior to their acquisition by the Company. The following table summarizes the book values of the assets acquired and liabilities assumed at the date of acquisition:

	Amount
Cash		$2,300
Accounts receivable		2,042
Inventory		450
Fixed assets		19,047
Total assets acquired		23,839

Debt assumed (accounts and notes payable)		52,563
Net liabilities acquired	$	(28,724)

Cash payment at closing		$10,000
Note payable to John Crawford		90,000

Total purchase price		$100,000

As a result of the acquisition, the Company recognized a loss on the acquisition of CMI in the amount of $ 128,724 .

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 28, 2013.

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

Date: June 19, 2014	On The Move Systems Corp.

By: /s/ Robert Wilson
Robert Wilson
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer
Treasurer and Director