Form 10-K/A
period 2013-02-28
ON THE MOVE SYSTEMS CORP.
filed 2014-06-25
CIK 1498148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 3

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

- ii -

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to our Annual Report on Form 10-K for the year ended February 28, 2013, is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our restatement of audited consolidated financial statements on Form 10-K Amendment No. 2 for the year ended February 28, 2013, filed with the Securities and Exchange Commission on June 19, 2014.

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

* Previously filed

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K, as amended, shall be deemed “furnished” and not “filed”.

(1) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(2) Incorporated by reference to the Form 8-K filed on March 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24 , 2014	On The Move Systems Corp.

By: /s/ Robert Wilson
Robert Wilson
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer
Treasurer and Director