Form 10-K
period 2014-02-28
ON THE MOVE SYSTEMS CORP.
filed 2014-06-27
CIK 1498148

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-168530

ON THE MOVE SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Florida	27-2343603
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3001 North Rocky Point East, Suite 200 Tampa, FL	33607
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (813) 367-7748

Securities registered pursuant to Section 12(g) of the Act:	Common stock $0.0001 par value
Name of each exchange on which registered:	NASDAQ OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☑

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on August 31, 2013, is $3,277,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 28,580,000 shares of the registrant’s common stock outstanding as of June 23, 2014.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” “our,” “OMVS” and “The Company” in this Annual Report on Form 10-K refer to On the Move Systems Corp.

Readers should consider the following information as they review this Annual Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include any statement that may project, indicate, or imply future results, events, performance, or achievements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

PART I

ITEM 1. BUSINESS

Overview

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in the State of Florida on March 25, 2010. The Company’s business focus is in the mobile electronics markets, but it is currently exploring the specialized travel and transportation market by developing a network of niche travel, destination lodging and international logistics partnerships. The Company’s fiscal year ends February 28. The Company is located at 3001 North Rocky Point East, Suite 200, Tampa, FL 33607. Our telephone number is (813) 367-7748.

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

To this end, we have created relationships with a multitude of dealerships to provide on-site electronics sales, installation, and servicing for vehicles purchased by them or by their customers. We also provide services directly to individual consumers. We currently offer all of our services from our sales and installation vehicle, eliminating the need for our customers to travel to our place of business. Although we maintain a small inventory of the electronic products that we offer to our customers, we anticipate that we will continue to order a majority of these products on an as-needed basis.

We provide our clients with electronic accessories and installation services that allow them and their customers to personalize vehicles for enhanced aesthetics and electronic performance. We believe that our service allows dealerships and other wholesale vehicle purchasers to order models with fewer options from their manufacturers, thereby reducing vehicle inventory costs. The corollary to this is that the dealerships’ retail customers can be given the alternative to select personalized electronic systems for their vehicles that are better suited to their individual budgets, tastes, and needs.

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

Joint Ventures

On October 9, 2013, the Company formed a joint venture to provide travelers with luxury ground transportation solutions with JetSet Executive Transport, Inc., DBA JetSet Car Service (“JetSet”). JetSet is a Texas-based luxury chauffeured car service. Under the terms of the joint venture, JetSet will soon offer top-flight transportation services through OMVS’ online portal now under development. OMVS has committed to fund up to $100,000 of the cash flow or asset requirements of the joint venture at the discretion of OMVS. In addition, OMVS will provide JetSet with online marketing and customer outreach. The Company will be allocated 40 percent of the earnings (losses) from this joint venture. During the year ended February 28, 2014, the Company funded $15,000 to this joint venture for operating expenses. This joint venture did not generate any revenues during the year ended February 28, 2014.

On October 17, 2013, the Company signed a business development agreement with the Naples Connection, making the Florida-based provider of travel and transportation services the Company’s first partner to share in charter, travel and cargo revenues. The Naples Connection delivers online deals on flights, cruises, hotels and travel. Under the terms of the agreement, OMVS will refer new customers to the Naples Connection through its online portal in exchange for a share of the travel agent commissions. This business development agreement does not require any funding by the Company.

In October 2013, we paid $10,000 related to a letter of intent with Dawson Group Holdings, LLC to explore business opportunities in developing fantasy travel packages and experiences. Dawson Group Holdings, LLC is the parent company of The XPerience.

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the year ended February 28, 2014, the Company funded $5,000 to this joint venture for operating expenses.

Business Strategy

We continue to provide and grow the mobile electronic services under the trade name “On the Move Systems Corporation.” Our services include the sale, installation, and servicing of after-market electronic and audio/video upgrades for markets such as auto, recreational vehicle and boat dealerships, and for government agencies and corporations that administer vehicle fleets for law enforcement, security, emergency response, sanitation, public utility, limousine, taxi, and other services. These services are provided through relationships with a multitude of dealerships. We also provide these services directly to individual consumers.

In addition, we are in the process of growing a large network of niche travel, destination lodging and international logistics partners ready to expand their business through our Web-based sales and marketing channels now in development.

Sales and Marketing Strategy

On the Move Systems has a sales and marketing strategy focused on two business segments. It continues to market its mobile electronics business through word of mouth and directly marketing to dealerships and retailers in its market area. is developing direct, online marketing programs appealing to customers through e-mail, social media and the Web. The Company is building an online portal where customers can browse services from a broad range of specialized travel and transportation providers.

Market

Last year, annual travel spending in the U.S. jumped 31%, from $232 billion in 2009 to $305 billion. What’s more, PhoCusWright has forecasted that the travel industry’s top line will increase another 9.5%, to $334 billion, in 2015. The global online travel market is far from mature in 2014, continuing its steady growth in all travel categories and in all regions, driven by emerging markets but also by healthy performances recorded in the advanced economies. North America was the leading region for online travel sales in 2013. According to Euromonitor International, Expedia was the top online travel agency globally with gross bookings for $39.4 billion in 2013, followed by Priceline at $39.2 billion in the same year.

Employees and Employment Agreements

As of February 28, 2014, we have two employees. We do not have any employment agreements with any employees.

We do not presently have pension, health insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our executive offices at 3001 North Rocky Point East, Suite 200, Tampa, FL 33607. We rent office space on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “OMVS” in June 2011. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended February 28, 2014
Quarter ended February 28, 2014	$0.12	$0.02
Quarter ended November 30, 2013	$0.40	$0.05
Quarter ended August 31, 2013	$0.40	$0.06
Quarter ended May 31, 2013	$0.19	$0.00

Fiscal Year Ended February 28, 2013
Quarter ended February 28, 2013	$0.01	$0.00
Quarter ended November 30, 2012	$0.02	$0.00
Quarter ended August 31, 2012	$0.02	$0.00
Quarter ended May 31, 2012	$0.14	$0.01

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

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on June 17, 2014, as quoted by OTC Markets Group, Inc., was $0.016.

Share of our common stock

•	have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors;

•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

•	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to the Bylaws of our Articles of Incorporation and the applicable statutes of the State of Florida for a more complete description of the rights and liabilities of holders of our securities.

There were 26,100,000 shares of common stock issued and outstanding as of June 12, 2014. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

During the year ended February 28, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or modifications thereof.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will be unable to elect any of our directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of February 28, 2014.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going Concern

We incurred a net loss of $766,675 for the year ended February 28, 2014. Net cash used by operations for the year ended February 28, 2014 was $478,963. We had a working capital deficit of $691,695 as of February 28, 2014. We do not anticipate having positive net income or cash flows in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations

Fiscal year ended February 28, 2014 compared to the fiscal year ended February 28, 2013.

Revenue

Revenue decreased to $87,385 for the year ended February 28, 2014, compared to $114,024 for the year ended February, 28, 2013. The decrease in revenue was the result of unusually high revenue recognized during the second quarter of the year ended February 28, 2013. There is typically a seasonal decline in revenue during that period, but no such decline was recognized during the quarter ended August 31, 2012.

Cost of Goods Sold

Cost of goods sold decreased to $68,324 for the year ended February 28, 2014, compared to $69,809 for the comparable period in 2013. The decline in cost of goods sold was not a large as the decrease in revenue due to higher costs related to sales mix and inventory shrinkage.

Gross Profit

Gross profit decreased to $19,061 for the year ended February 28, 2014, compared to $44,215 for the year ended February, 28, 2013. This is due to the decline in sales and a lower gross margin.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $676,689 and $348,793 for the years ended February 28, 2014 and 2013, respectively. The increases were mainly due to increases in investor relations expenses and professional fees.

Interest Expense

Interest expense increased from $10,598 for the year ended February 28, 2013 to $109,047 for the year ended February 28, 2014. Interest expense for the year ended February 28, 2014 included amortization of discount on convertible notes payable in the amount of $43,529, compared to $0 for the comparable period of 2013. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable during fiscal year 2014.

Net Loss

We incurred a net loss of $766,675 for the year ended February 28, 2014 as compared to $315,176 for the comparable period of 2013. The increase in the net loss was primarily the result of the aforementioned increases in general and administrative and interest expenses.

Liquidity and Capital Resources

Net cash used by operating activities was $478,963 for the fiscal year ended February 28, 2014.

We anticipate needing approximately of $750,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. Management believes that if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

The Company currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

If the Company is unable to raise the funds the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. We expect that the Company will seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital, and generate revenues. See Note 2 of our financial statements.

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

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our consolidated financial statements. A complete discussion of our accounting policies is included in Notes 2 and 3 of the Notes to the Consolidated Financial Statements.

REVENUE AND COST RECOGNITION - The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3:  Significant Accounting Polices:  Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

On the Move Systems Corp.

Financial Statements

February 28, 2014

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd - Ste. 302 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

On The Move Systems, Corp.

Tampa, Florida

We have audited the accompanying consolidated balance sheets of On The Move Systems, Corp. as of February 28, 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On The Move Systems Corp. as of February 28, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the February 28, 2013 financial statements have been restated to correct a misstatement.

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

Messineo & Co. CPAs, LLC

Clearwater, Florida

June 13, 2013, except for Note 1, which is dated June 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

On the Move Systems Corp.

Tampa, FL

We have audited the accompanying consolidated balance sheet of On the Move Systems Corp. as of February 28, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended February 28, 2014.  These financial statements are the responsibility of On the Move Systems Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Move Systems Corp.  as of February 28, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 26, 2014

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

	February 28, 2014	February 28, 2013
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,618	$18,718
Accounts receivable, net of allowance for doubtful accounts of $1,642 and $3,608, respectively	755	3,794
Inventory, net	3,815	22,010
Total current assets	37,188	44,522

Fixed assets net of accumulated depreciation of $41,745 and $26,871, respectively	17,751	32,625
TOTAL ASSETS	$54,939	$77,147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$272,296	$107,200
Accounts payable and accrued expenses – related parties	13,227	26,681
Note payable to related party	18,452	38,714
Current portion of convertible notes payable	294,871	32,600
Advances payable	130,037	273,462
Total current liabilities	728,883	478,657

Convertible notes payable, net of discount of $615,024 and $0, respectively	43,529	281,192
Note payable	—	2,003
Accrued interest liability	29,354	—
TOTAL LIABILITIES	801,766	761,852

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,100,000 and 18,500,000 shares issued and outstanding at February 28, 2014 and February 28, 2013, respectively.	2,310	1,850
Additional paid-in capital	4,581,243	3,877,150
Accumulated deficit	(5,330,380)	(4,563,705)
Total stockholders’ deficit	(746,827)	(684,705)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,939	$77,147

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 28,
	2014	2013
		(Restated)
REVENUE	$87,385	$114,024
COST OF GOODS SOLD	68,324	69,809

GROSS PROFIT	19,061	44,215

OPERATING EXPENSES
Expenses related to joint ventures and other business development agreements	30,000	—
General and administrative expenses	646,689	348,793

LOSS FROM OPERATIONS	(657,628)	(304,578)

OTHER EXPENSE
Interest expense	(109,047)	(10,598)
Total Other Expense	(109,047)	(10,598)

NET LOSS	$(766,675)	$(315,176)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	20,253,151	18,500,000

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, February 29, 2012 (Restated)	18,500,000	$1,850	$3,877,150	$(4,248,529)	$(369,529)

Net loss (Restated)	—	—	—	(315,176)	(315,176)

BALANCE, February 28, 2013 (Restated)	18,500,000	1,850	3,877,150	(4,563,705)	(684,705)

Shares issued for conversion of notes payable and accrued interest	4,600,000	460	45,540	—	46,000
Beneficial conversion feature on issuance of convertible notes payable	—	—	658,553	—	658,553
Net loss	—	—	—	(766,675)	(766,675)

BALANCE, February 28, 2014	23,100,000	$2,310	$4,581,243	$(5,330,380)	$(746,827)

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28,
	2014	2013
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(766,675)	$(315,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,874	5,214
Amortization of discount on convertible notes payable	43,529	—
Changes in operating assets and liabilities:
Accounts receivable	3,039	1,908
Inventory	18,195	(4,875)
Accounts payable and accrued liabilities	208,075	79,281
NET CASH USED IN OPERATING ACTIVITIES	(478,963)	(233,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	526,995	255,941
Repayment of note payable	(2,003)	(8,464)
Repayment of note payable to related parties	(20,262)	(13,801)
NET CASH PROVIDED BY FINANCING ACTIVITIES	504,730	233,676

NET INCREASE IN CASH	13,900	28

CASH, at the beginning of the year	18,718	18,690

CASH, at the end of the year	$32,618	$18,718

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing transactions:
Shares issued for conversion of notes payable and accrued interest	$46,000	$115,600
Refinancing of advances into convertible notes payable	$658,553	$329,050
Beneficial conversion feature on issuance of convertible note payable	$658,353	$329,050

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

Note 1. Background Information

On the Move Systems Corp., a Florida corporation (“we”, “us”, “our”, “OMVS”, or the “Company”), was formed to provide mobile electronic services to automobile, recreational vehicle and boat dealerships, government agencies as well as individual consumers. The Company installs its inventoried aftermarket electronic products desired by the customer at their location. The Company was incorporated on March 25, 2010 with its corporate headquarters located in Tampa, FL.

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

Restatement

On June 11, 2014, the Company determined that due to an error in accounting for our acquisition of Crawford Mobile Install (“CMI”), the Company’s consolidated financial statements as of and for the years ended February 28, 2013 should no longer be relied upon. The purpose of the restatement was to correct the accounting for our acquisition of Crawford Mobile Install (“CMI”). In the Original Filing, the acquisition of CMI was accounted for as an acquisition of a business. However, since John Crawford was our CEO at the time of the acquisition and also owned all of CMI, the acquisition should have been accounted for as a business acquired from an entity under common control according to ASC 805-50-30. We had originally recognized intangible assets and goodwill as a result of the acquisition of CMI. According to ASC 805-50-30, neither should have been recognized. As a result of the restatement, goodwill in the amount of $108,724 and intangible assets in the amount of $20,000 were removed from assets on the date of acquisition, March 25, 2011. In addition, we recognized a loss on the acquisition of CMI in the amount of $128,724 as of March 25, 2011.

The Company as a result restated the consolidated financial statements as of and for the year ended February 28, 2013 as follows:

	February 28, 2013
	As originally reported	Adjustments		As Restated

ASSETS
Total current assets	$44,522			$44,522

Fixed assets, net	32,625			32,625
Intangible assets, net	12,333	(12,333)	(1)	—
Goodwill	54,724	(54,724)	(1)	—
TOTAL ASSETS	$144,204			$77,147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	761,852			761,852

Stockholders’ Deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—			—
Common stock: $0.0001 par value; 100,000,000 authorized; 18,500,000 shares issued and outstanding	1,850			1,850
Additional paid-in capital	3,877,150			3,877,150
Accumulated deficit	(4,496,648)	(67,057)	(2)	(4,563,705)
TOTAL STOCKHOLDERS’ DEFICIT	(617,648)			(684,705)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$144,204			$77,147

	Year Ended February 28, 2013
	As originally reported	Adjustments		As Restated

GROSS PROFIT	$44,215			$44,215

General and administrative expense	352,793	(4,000	) (3)	348,793

LOSS FROM OPERATIONS	(308,578)			(304,578)

OTHER EXPENSE:
Impairment of goodwill	(54,000)	54,000	(4)	—
Interest expense	(10,598)			(10,598)

Net loss	$(373,176)			$(315,176)

Net loss per common share – basic and diluted	$(0.02)			$(0.02)

Weighted average number of common shares outstanding- basic and diluted	18,500,000			18,500,000

Adjustments to consolidated financial statements:

(1)	Remove intangible assets and goodwill from the consolidated balance sheet.

(2)

Loss on acquisition of CMI for the year ended February 29, 2012 in the amount of $128,724 offset by the reversal of the impairment of goodwill in the amount of $54,000 and amortization of intangibles of $7,667.

(3)	Reverse amortization of intangible assets.

(4)	Reverse impairment of goodwill.

Joint Ventures

On October 9, 2013, the Company formed a joint venture to provide travelers with luxury ground transportation solutions with JetSet Executive Transport, Inc., DBA JetSet Car Service (“JetSet”). JetSet is a Texas-based luxury chauffeured car service. Under the terms of the joint venture, JetSet will soon offer top-flight transportation services through OMVS’ online portal now under development. OMVS has committed to fund up to $100,000 of the cash flow or asset requirements of the joint venture at the discretion of OMVS. In addition, OMVS will provide JetSet with online marketing and customer outreach. The Company will be allocated 40 percent of the earnings (losses) from this joint venture. During the year ended February 28, 2014, the Company funded $15,000 to this joint venture for operating expenses. This joint venture did not generate any revenues during the year ended February 28, 2014.

On October 17, 2013, the Company signed a business development agreement with the Naples Connection, making the Florida-based provider of travel and transportation services the Company’s first partner to share in charter, travel and cargo revenues. The Naples Connection delivers online deals on flights, cruises, hotels and travel. Under the terms of the agreement, OMVS will refer new customers to the Naples Connection through its online portal in exchange for a share of the travel agent commissions. This business development agreement does not require any funding by the Company.

In October 2013, we paid $10,000 related to a letter of intent with Dawson Group Holdings, LLC to explore business opportunities in developing fantasy travel packages and experiences. Dawson Group Holdings, LLC is the parent company of The XPerience.

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the year ended February 28, 2014, the Company funded $5,000 to this joint venture for operating expenses.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 28, 2014, the Company had a net loss of $766,675 and negative cash flows from operations of $478,963. As of February 28, 2014, the Company has negative working capital of $691,695. The Company has not generated positive cash flows from operations since inception and does not expect to generate positive cash flows from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability that would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends to finance its operations and its working capital needs largely through the issuance of debt. There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. See Note 2 regarding the assumption that the Company will continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts On the Move Systems Corp. and our wholly-owned subsidiary, Crawford Mobile Installation Corp. All material intercompany accounts and transactions are eliminated in consolidation. The fiscal year-end for the Company and its subsidiary is February 28.

Use of Estimates

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

Inventory

The Company follows ASC 330, Inventory. Inventory purchased aftermarket electronic products and other items valued at the lower of cost or market with cost determined using the specific identification method, and with market defined as the lower of replacement cost or realizable value.

Fixed Assets

Fixed assets of the Company include vehicles and are stated at cost. In accordance with ASC Topic 360, Property, Plant and Equipment, expenditures for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives of four years for financial reporting purposes.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the year ended February 28, 2014.

Revenue and Cost Recognition

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

Advertising Costs

The Company’s policy is to expense advertising costs when they are incurred.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of February 28, 2014 and 2013, respectively.

Earnings (Loss) Per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the years ended February 28, 2014 and 2013. As a result, the Company did not have any potentially dilutive common shares for those years. For the years ended February 28, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At February 28, 2014, the Company had 98,693,200 potentially issuable shares upon the conversion of convertible notes payable and interest.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, February 28, 2014, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 4. Inventory

The Company follows FASB ASC 330, Inventory. Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The cost of inventories is determined using the weighted average cost method. Inventory is reduced for the estimated losses due to obsolescence. This reduction is determined for groups of products based on purchases in the recent past and/or expected future demand. Our inventory is made up of electronic components that we have acquired from wholesalers, retailers, and manufacturers to install in customer vehicles.

Note 5. Fixed Assets

Fixed assets of the Company include vehicles and are stated at cost. Expenditures for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging of four years for financial reporting purposes. The Company recognized depreciation expense of $14,874 and $5,214 during the years ended February 28, 2014 and 2013, respectively.

Note 6. Related Party Transactions

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Acquisition of CMIC

On March 25, 2011, CMIC, a wholly owned subsidiary of the Company, entered into an agreement to purchase all of the assets and the business of CMI for $100,000. CMI was a sole proprietorship owned and operated by John Crawford. John Crawford was also the sole officer-director of the Company and CMIC. The Company accounted for the acquisition as a transaction between entities under common control and, therefore, the transaction was accounted for at historical cost.

The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000. The note bears interest at 10% per year and is payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014. The balance of the note payable was $18,452 and $38,714 as of February 28, 2014 and 2013, respectively.  At February 28, 2014, this note payable was in default.

Amounts Due to Related Parties

As of February 28, 2014, there were accrued liabilities in the amount of $13,227 owed to related parties. These amounts related primarily to accrued compensation earned during the year ended February 28, 2014 which remains unpaid as of the end of the year. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the fiscal years ended February 28, 2014 and 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows.

	Fiscal year ended February 28, 2014	Fiscal year ended February 28, 2013 (Restated)
Tax benefit at U.S. statutory rate	$361,921	$102,612
Valuation allowance	(361,921)	(102,612)
Tax benefit	$—	$—

The Company did not have any material temporary differences during the fiscal years ended February 28, 2014 and 2013.

The tax returns for fiscal years 2011 through 2014 are still open for review by the Internal Revenue Service.

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

Note 8. Notes Payable

Convertible notes payable consist of the following as of February 28, 2014 and February 28, 2013:

	February 28, 2014	February 28, 2013 (Restated)
Convertible note payable, dated February 28, 2011, bearing interest at 7% per annum, matured on February 27, 2013 and convertible into shares of common stock at $0.015 per share; it is in default and bears default interest at 18% per annum	$32,600	$32,600
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on February 28, 2015 and convertible into shares of common stock at $0.01 per share	262,271	281,192
Convertible note payable, dated May 31, 2013, bearing interest at 10% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.01 per share	261,595	—
Convertible note payable, dated November 30, 2013, bearing interest at 10% per annum, matures on November 30, 2015 and convertible into shares of common stock at $0.01 per share	396,958	—
Total convertible notes payable	953,424	313,792
Less: current portion of convertible notes payable	(294,871)	(32,600)
Less: discount on noncurrent convertible notes payable	(615,024)	—
Long-term convertible notes payable, net of discount	$43,529	$281,192

On February 28, 2011, the Company borrowed $100,100 through a convertible note for the purpose of obtaining operating capital. Under the terms of the note, interest shall accrue at 7% per annum; and principal and accrued interest shall become due on February 27, 2013, unless extended by mutual consent of the parties. Unpaid principal and accrued interest are convertible into common stock of the Company at $0.015 per share. On November 3, 2011, the holder of the note elected to convert principal in the amount of $67,500 into 4,500,000 shares of common stock. As of February 28, 2014 and February 28, 2013, the remaining balance of the convertible note payable was $32,600. The note is in default and bears default interest at 18% per annum.

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

On January 23, 2014, the holder of the convertible promissory note dated January 31, 2013, elected to convert principal and interest in the amount of $10,000 into 1,000,000 shares of common stock.

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

Note 9. Advances

During the year ended February 28, 2014, the Company received advances from Vista View Ventures Inc. in the amount of $526,995 for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $658,553 of the advances into convertible notes payable. As of February 28, 2014, advances in the amount of $130,037 are included in current liabilities on the balance sheet.

Note 10. Business Segments

The Company has two reportable operating segments: (1) CMIC and (2) specialized travel and transportation. These reportable segments are managed separately due to differences in their products.

The only segment which generates revenue is CMIC. Management evaluates and monitors performance of this segment primarily through, among other measures, gross profit. The specialized travel and transportation segment is in the development stage and has not begun to generate revenue.

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Year ended February 28,
	2014	2013
		(Restated)
REVENUE
CMIC	$87,385	$114,024
Specialized travel and transportation	—	—
Corporate	—	—
	$87,385	$114,024

GROSS PROFIT
CMIC	$19,061	$44,215
Specialized travel and transportation	—	—
Corporate	—	—
	$19,061	$44,215

OPERATING EXPENSES
CMIC	$63,776	$65,320
Specialized travel and transportation	30,000	—
Corporate	582,913	283,473
	$676,689	$348,793

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	February 28,
	2014	2013
		(Restated)
TOTAL ASSETS
CMIC	$24,756	$61,477
Specialized travel and transportation	—	—
Corporate	30,183	15,670
	$54,939	$77,147

Note 11. Subsequent Events

On March 24, 2014, the holders of the convertible promissory note signed January 31, 2013 elected to convert $10,000 of principal and interest into 1,000,000 shares of common stock.

On April 25, 2014, the holder of the convertible promissory note signed January 31, 2013 elected to convert $10,000 of principal and interest in 1,000,000 shares of common stock.

On May 8, 2014, the holder of the convertible promissory note signed January 31, 2013 elected to convert $10,000 of principal and interest in 1,000,000 shares of common stock.

On May 16, 2014, the holder of the convertible promissory note signed January 31, 2013 elected to convert $4,800 of principal and interest in 480,000 shares of common stock.

On June 3, 2014, the holder of the convertible promissory note signed January 31, 2013 elected to convert $10,000 of principal and interest in 1,000,000 shares of common stock.

On June 12, 2014, the holder of the convertible promissory note signed January 31, 2013 elected to convert $10,000 of principal and interest in 1,000,000 shares of common stock.

On May 8, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.001 and ranks subordinate to the Company’s common stock. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the same date the Company issued 1,000,000 shares of Series E preferred stock to Masclo Investment Corporation, a Panama corporation, (“Masclo”) for services. Masclo owned 9,000,000 shares of common stock of the Company prior to this transaction.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 28, 2014.

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

1.

As of February 28, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Our management is dominated by a single individual without other adequate compensating controls. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of February 28, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Robert Wilson 3001 North Rocky Point East, Suite 200 Tampa, FL 33607	57	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

Mr. Wilson was appointed as CEO, President and a member of the board of directors on August 29, 2013. There is no written employment agreement between the Company and Mr. Wilson.

Biographies

Mr. Wilson has served as a top executive and board member for multiple energy, technology, and investment banking companies, providing him with leadership expertise across a variety of industries. He will spearhead the Company’s efforts to deliver private air, ground, and intermodal transportation options to businesses and consumers using an advanced, proprietary computer registration system. From 2002 until the present, he has been a partner with Forte Group, LLC, a management consulting, merger and acquisition firm. He is a Certified Public Accountant, and holds a bachelor’s degree from Houston Baptist University in Accounting and Management.

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

Committees of the Board of Directors

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee, or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions

Our Board of Directors is comprised of solely of Mr. Wilson who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

Code of Business Conduct and Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Wilson is paid $120,000 per year for his services to the Company. He does not have a written employment agreement with the Company. He received no compensation other than the salary described above.

Subsequent to the acquisition of the assets of Crawford Mobile Install, Mr. Crawford is being compensated at a rate of $2,500 per month.

The table below summarizes all compensation awards to, earned by, or paid to our named officers and directors for all services rendered in all capacities to us for the fiscal years ended February 28, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Wilson CEO	2014	$ 65,000	—	—	—	—	—	—	$ 65,000
Patrick Brown CEO	2014 2013	$ 70,000 $120,000	— —	— —	— —	— —	— —	— —	$ 70,000 $120,000

There are no other option plans, retirement, pension or profit sharing plans for the benefit of our officers and director other than as described herein.

OUTSTANDING EQUITY AWARDS AT FEBRUARY 28, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Robert Wilson	—	—	—	—	—	—	—	—	—
Patrick Brown	—	—	—	—	—	—	—	—	—

There were no grants of stock options since inception to the date of this disclosure.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Company has not adopted any stock option plans. We have no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend, or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officers and directors and may reserve up to 10% of our outstanding shares of common stock for that purpose.

Option Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant, or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights (known as SARs) or freestanding SARs have been made to our Sole Director and Officer since our inception; accordingly, no stock options have been granted or exercised by our Sole Director and Officer since we were founded.

Aggregated Option Exercises in the Last Fiscal Year

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

Director Compensation

Mr. Wilson, our sole Officer and Director, is compensated at the rate of $10,000 per month. He is reimbursed for reasonable out-of-pocket expenses incurred.

There are no arrangements pursuant to which our sole Officer and Director is or will be compensated in the future for any services provided as a Director.

We do not have any agreements for compensating our Directors for their services in their capacity as Directors, although such Directors are expected in the future to receive compensation for their services.

The table below summarizes all compensation awarded to, earned by, or paid to our sole Officer and Director for all services rendered in all capacities to us for the year ended February 28, 2014.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Wilson	—	—	—	—	—	—	—
Patrick Brown	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

The following table sets forth certain information as of June 12, 2014, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of June 12, 2014, there were 26,100,000 shares of the Company’s common stock issued and outstanding.

Name of Beneficial Owner	Relationship to Registrant	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned (1)
Masclo Investment Corporation	Shareholder	9,000,000	39.0%
Robert Wilson Sole Director and CEO	Sole Director and CEO	- nil -	0.0%

All Officers and Directors as a group (1 persons)		- nil -	0.0%

(1)

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on of June 12, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, GBH CPAs, PC; Peter Messineo, CPA; and DKM Certified Public Accountants for the fiscal years ended February 28, 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$21,023	$7,400

Audit-Related Fees (1)	—	—

Tax Fees (2)	—	—

All Other Fees (3)	—	—

Total Fees	$21,023	$7,400

Notes to the Accountants’ Fee Table:

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by GBH CPAs, PC and Peter Messineo, CPA described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Asset Purchase Agreement, dated as of March 25, 2011, by and among Crawford Mobile Installation Corporation and Crawford Mobile Install (sole proprietorship) (2)

3.1	Articles of Incorporation of On The Move Systems Corporation (1)

3.2	Bylaws of On The Move Systems Corporation (1)

3.3	Articles of Incorporation of Crawford Mobile Installation Corporation (2)

3.4	Bylaws of Crawford Mobile Installation Corporation (2)

10.1	Convertible Note from On the Move Systems Corporation to Global Equities Limited (2)

10.2	Note from Crawford Mobile Installation to John Crawford (2)

10.3	Note from Crawford Mobile Install to Greg Crawford dated September 28, 2010 (2)

10.4	Note from Crawford Mobile Install to Greg Crawford dated February 11, 2011 (2)

23.1	Consent of Independent Registered Public Accounting Firm from Peter Messineo, CPA dated March 28, 2011 (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (3)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (3)

101	XBRL Interactive Data (4),(5)

______________

(1)	Incorporated by reference to our Form S-1 files with the Securities and Exchange Commission on April 14, 2010.

(2)	Incorporated by reference to the Form 8-K filed on March 28, 2011.

(3)	Filed or furnished herewith.

(4)	To be submitted by amendment

(5)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: June 27, 2014	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director