Form 10-K/A
period 2014-02-28
ON THE MOVE SYSTEMS CORP.
filed 2014-07-03
CIK 1498148

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended February 28, 2014 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for our Form 10-K for the year ended February 28, 2014, filed with the Securities and Exchange Commission on June 27, 2014.

Additionally, we corrected the following typographical errors:

1)   Under the heading “Going Concern” (page 9), first paragraph: “Net cash used by operations for the year ended February 28, 2014 ...” was incorrectly stated as “478,963”. It is now correctly stated as “490,830”.

2)   Under the heading “Liquidity and Capital Resources” (page 10), first paragraph: “Net cash used by operating activities ...” was incorrectly stated as “478,963”. It is now correctly stated as “490,830”.

3)   The Consolidated Statements of Cash Flows (page 18):

A)   The “Accounts payable and accrued liabilities” in the “2014” column was incorrectly stated as “208,075”. It is now correctly stated as “196,208”.

B)   The “NET CASH USED IN OPERATING ACTIVITIES” in the “2014” column was incorrectly stated as “(478,963)”. It is now correctly stated as “(490,830)”.

4)   In the Notes to the Consolidated Financial Statements, under the heading “Note 2. Going Concern” (page 21), first paragraph: “For the year ended February 28, 2014, the Company had ... negative cash flows from operations ...” was incorrectly stated as “478,963”. It is now correctly stated as “490,830”.

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

Going Concern

We incurred a net loss of $766,675 for the year ended February 28, 2014. Net cash used by operations for the year ended February 28, 2014 was $ 490,830 . We had a working capital deficit of $691,695 as of February 28, 2014. We do not anticipate having positive net income or cash flows in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Liquidity and Capital Resources

Net cash used by operating activities was $ 490,830 for the fiscal year ended February 28, 2014.

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

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28,
	2014	2013
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(766,675)	$(315,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,874	5,214
Amortization of discount on convertible notes payable	43,529	—
Changes in operating assets and liabilities:
Accounts receivable	3,039	1,908
Inventory	18,195	(4,875)
Accounts payable and accrued liabilities	196,208	79,281
NET CASH USED IN OPERATING ACTIVITIES	(490,830)	(233,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	526,995	255,941
Repayment of note payable	(2,003)	(8,464)
Repayment of note payable to related parties	(20,262)	(13,801)
NET CASH PROVIDED BY FINANCING ACTIVITIES	504,730	233,676

NET INCREASE IN CASH	13,900	28

CASH, at the beginning of the year	18,718	18,690

CASH, at the end of the year	$32,618	$18,718

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing transactions:
Shares issued for conversion of notes payable and accrued interest	$46,000	$115,600
Refinancing of advances into convertible notes payable	$658,553	$329,050
Beneficial conversion feature on issuance of convertible note payable	$658,353	$329,050

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

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 28, 2014, the Company had a net loss of $766,675 and negative cash flows from operations of $ 490,830 . As of February 28, 2014, the Company has negative working capital of $691,695. The Company has not generated positive cash flows from operations since inception and does not expect to generate positive cash flows from operations during the coming year. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability that would generate positive cash flow or from its ability to raise adequate capital either from sales of equity securities or the issuance of debt. The Company intends to finance its operations and its working capital needs largely through the issuance of debt. There is no assurance that the Company will be able to obtain adequate financing when needed or that such financing will be available on terms that are acceptable to the Company. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Asset Purchase Agreement, dated as of March 25, 2011, by and among Crawford Mobile Installation Corporation and Crawford Mobile Install (sole proprietorship) (2)

3.1	Articles of Incorporation of On The Move Systems Corporation (1)

3.2	Bylaws of On The Move Systems Corporation (1)

3.3	Articles of Incorporation of Crawford Mobile Installation Corporation (2)

3.4	Bylaws of Crawford Mobile Installation Corporation (2)

10.1	Convertible Note from On the Move Systems Corporation to Global Equities Limited (2)

10.2	Note from Crawford Mobile Installation to John Crawford (2)

10.3	Note from Crawford Mobile Install to Greg Crawford dated September 28, 2010 (2)

10.4	Note from Crawford Mobile Install to Greg Crawford dated February 11, 2011 (2)

23.1	Consent of Independent Registered Public Accounting Firm from Peter Messineo, CPA dated March 28, 2011 (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (3)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (3)

101	XBRL Interactive Data (3),(4)

______________

(1)	Incorporated by reference to our Form S-1 files with the Securities and Exchange Commission on April 14, 2010.

(2)	Incorporated by reference to the Form 8-K filed on March 28, 2011.

(3)	Filed or furnished herewith.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: July 3, 2014	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director