Form 10-Q
period 2014-05-31
ON THE MOVE SYSTEMS CORP.
filed 2014-07-21
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

Yes ☐ No ☑

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 20, 2014, 28,580,000 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to On the Move Systems Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2014	February 28, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,307	$32,618
Accounts receivable, net of allowance for bad debt of $1,642	2,575	755
Prepaid expenses	11,469	—
Inventory	4,687	3,815
Total current assets	54,038	37,188

Fixed assets net of accumulated depreciation of $44,144 and $41,745, respectively	46,783	17,751
TOTAL ASSETS	$100,821	$54,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$300,807	$251,343
Related party accounts payable and accrued expenses	16,650	13,227
Advances payable	235,667	130,037
Current portion of convertible notes payable	268,043	294,871
Note payable to related party	11,354	18,452
Current portion of capital lease obligation	5,193	—
Current portion of accrued interest payable	21,681	20,953
Total current liabilities	859,395	728,883

Convertible notes payable, net of discount of $578,687 and $615,024, respectively	79,866	43,529
Capital lease obligation	26,395	—
Accrued interest payable	45,953	29,354
TOTAL LIABILITIES	1,011,609	801,766

STOCKHOLDERS’ DEFICIT
Series E Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at May 31, 2014 and February 28, 2014, respectively	1,000	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 26,580,000 and 23,100,000 shares issued and outstanding at May 31, 2014 and February 28, 2014, respectively	2,658	2,310
Additional paid-in capital	4,714,695	4,581,243
Accumulated deficit	(5,629,141)	(5,330,380)
Total stockholders’ deficit	(910,788)	(746,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100,821	$54,939

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31,
	2014	2013
		(Restated)

REVENUE	$25,530	$21,855
COST OF GOODS SOLD	17,730	14,763
GROSS PROFIT	7,800	7,092

OPERATING EXPENSES
Expenses related to joint ventures and other business development agreements	23,786	—
General and administrative expenses	220,875	89,743

LOSS FROM OPERATIONS	(236,861)	(82,651)

OTHER EXPENSE
Interest expense	(61,900)	(7,088)
Total other expense	(61,900)	(7,088)

NET LOSS	$(298,761)	$(89,739)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	24,558,696	18,500,000

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended May 31,
	2014	2013
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(298,761)	$(89,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	36,337	—
Depreciation	2,972	1,304
Preferred stock issued for services	100,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,820)	(3,146)
Inventory	(872)	(254)
Prepaid expenses	(11,469)	—
Accounts payable and accrued expenses	49,463	33,931
Related party accounts payable and accrued expenses	3,423	—
Accrued interest payable	25,300	7,088
NET CASH USED IN OPERATING ACTIVITIES	(95,427)	(50,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	105,630	—
Repayments of capital lease payable	(416)	—
Proceeds from notes payable	—	83,955
Repayments of notes payable	—	(2,003)
Repayments of related party notes payable	(7,098)	(11,979)
NET CASH PROVIDED BY FINANCING ACTIVITIES	98,116	69,973

NET INCREASE IN CASH	2,689	19,157

CASH, at the beginning of the period	32,618	18,718

CASH, at the end of the period	$35,307	$37,875

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$—	$261,595
Beneficial conversion on convertible note payable	$—	$261,595
Common stock issued for conversion of convertible notes payable	$34,800	$—
Automobile acquired under capital lease	$32,004	$—

The accompany notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General Organization and Business

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Florida on March 25, 2010. The Company’s business focus is the mobile electronics market, but is it currently exploring the specialized travel and transportation market by developing a network of niche travel, destination lodging and international logistics partnerships.  The Company’s year-end is February 28. The company is located at 3001 North Rocky Point East, Suite 200, Tampa, FL 33607. Our telephone number is (813) 367-7748.

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

We provide our services on-site at vehicle dealerships and directly to individuals. Mr. John B. Crawford, President of CMIC, and our former Chief Executive officer, applies his eighteen years of mobile electronic accessory sales and installation experience to identify the latest in mobile audio-visual, GPS, and telecommunications technology, and to consult with our clients to select technology best suited to their specific performance requirements and budgets. Our base of operations is in the city of Sarasota, Florida and we primarily market our services in and around that city. In keeping with future demand and as our capacity allows, we will market and provide our services further afield in adjacent cities and states.

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

The Company as a result restated the consolidated statement of operations for the three months ended May 31, 2013 as follows:

	Three months ended May 31, 2013
	As originally reported	Adjustments		As Restated

GROSS PROFIT	$7,092			$7,092

General and administrative expense	90,743	(1,000	) (1)	89,743

LOSS FROM OPERATIONS	(83,651)			(82,651)

OTHER EXPENSE:
Interest expense	(7,088)			(7,088)

Net loss	$(90,739)			$(89,739)

Net loss per common share – basic and diluted	$(0.00)			$(0.00)

Weighted average number of common shares outstanding- basic and diluted	18,500,000			18,500,000

Adjustments to consolidated financial statements:

(1)  Reverse amortization of intangible assets.

Joint Ventures

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the three months ended May 31, 2014, the Company funded $15,000 to this joint venture for operating expenses, which the Company recorded as expenses related to joint ventures and other business development agreements in the consolidated statement of operations.

Additionally, during the three months ended May 31, 2014, we spent $8,786 for expenses related to preparing our race car for use at auto racing events in our XPerience segment.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended May 31, 2014, we had a net loss of $298,761 and negative cash flow from operating activities of $95,427. As of May 31, 2014, the Company had negative working capital of $805,357. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

These unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 28, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended May 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2015.

Principals of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Crawford Mobile Installation Corp. Significant intercompany transactions have been eliminated in consolidation. The fiscal year-end for the Company and its subsidiary is February 28.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

All cash, other than cash held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $35,307 and $32,618 at May 31, 2014 and February 28, 2014, respectively.

Inventory

The Company follows ASC 330, Inventory. Inventory consists of aftermarket electronic products and other items valued at the lower of cost or market, with cost determined using the specific identification method, and with market defined as the lower of replacement cost or realizable value.

Fixed Assets

Fixed assets of the Company include vehicles and are stated at cost. In accordance with ASC Topic 360 Property, Plant and Equipment, expenditure for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives of four years for financial reporting purposes.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the three months ended May 31, 2014.

Revenue and Cost Recognition

The Company follows ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Advertising Costs

The Company’s policy is to expense advertising costs when they are incurred.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of May 31, 2014 or February 28, 2014.

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

The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the three months ended May 31, 2014 and 2013. As a result, the Company did not have any potentially dilutive common shares for those periods. For the periods ended May 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes  payable have been excluded from the calculation. At May 31, 2014, the Company had 94,638,233 potentially issuable shares upon the conversion of convertible notes payable and interest.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable and capital lease obligation is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Subsequent Events

The Company evaluated material events occurring between the end of our quarter, May 31, 2014, and through the date when the consolidated financial statements were available to be issued for disclosure.

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

On May 1, 2014, the Company entered into a capital lease agreement to acquire a racecar, which will be used in our XPerience business segment. The race care has been recorded at the present value of the future minimum lease payments in the amount of $32,004.

Depreciation on the leased vehicle is provided on the straight-line method over term of the lease which is five years. Depreciation of other vehicles is provided on the straight-line method over the estimated useful lives of four years. The Company recognized depreciation expense of $2,972 and $1,304 during the three months ended May 31, 2014 and 2013, respectively.

Note 6. Capital lease obligation

	May 31, 2014	February 28, 2014

Capital lease – race car, interest at 10%, payments of $680 per month, term 5 years	$31,587	$—
	31,587	—
Current portion of capital lease obligation	5,193	—
	$26,394	$—

The lease for the race car meets the accounting criteria for a capital lease with the lease covering over 75% of the economic life of the asset.

Capital Leases-Future Minimum Lease Payments

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of May 31, 2014, are as follows:

For the periods ending May 31,
2015	$8,160
2016	8,160
2017	8,160
2018	8,160
2019	7,480
Total minimum lease payments	$40,120

Total minimum lease payments	$40,120
Less: Amount representing interest	(8,533)
Present value of net minimum lease and debt payments	31,587
Less: Current maturities of capitalized lease obligation and debt	(5,193)
Long-term capitalized lease obligation	$26,394

Note 7. Related Party Transactions

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

The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000. The note bears interest at 10% per year and was payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014. The balance of the note payable was $11,354 and $18,452 as of May 31, 2014 and February 28, 2014, respectively. This note payable is in default.

Issuance of Preferred Stock

On May 8, 2014, the Company issued 1,000,000 shares of Series E preferred stock to Masclo Investment Corporation, a Panama corporation, (“Masclo”) for services.  The Company recorded $100,000 of expense based on the fair value of the services provided. Masclo owned 9,000,000 shares of common stock of the Company prior to this transaction.

Amounts Due to Related Parties

As of May 31, 2014 and February 28, 2014, there were accrued liabilities in the amount of $16,650 and $13,227 respectively owed to related parties. These amounts related primarily to accrued compensation, which remained unpaid. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 8. Advances Payable

During the three months ended May 31, 2014, the Company received advances from Vista View Ventures Inc. totaling $105,630. These advances are non-interest bearing and payable on demand.

At May 31, 2014 and February 28, 2014, the Company owed Vista View $235,667 and $130,037, respectfully, of advances paid to the Company.

Note 9. Convertible Notes Payable

Convertible notes payable consist of the following as of May 31, 2014 and February 28, 2014:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance May 31, 2014	Balance February 28, 2014
February 28, 2011	February 27, 2013	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2015	10%	$0.01	235,443	262,271
May 31, 2013	May 31, 2015	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2015	10%	$0.01	396,958	396,958
Total convertible notes payable				926,596	953,424

Less: current portion of convertible notes payable				(268,043)	(294,871)
Less: discount on noncurrent convertible notes payable				(578,687)	(615,024)
Long-term convertible notes payable, net of discount				$79,866	$43,529

The note dated February 28, 2011 is currently is in default and bears default interest at 18% per annum.

On May 31, 2013 the Company signed a convertible promissory note with Vista View Ventures Inc. which refinanced non-interest bearing advances in the amount of $261,695 into a convertible note payable.  The convertible promissory note bears interest at 10 percent per annum and is payable along with accrued interest on May 31. 2015.  The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

During three months ended May 31, 2014, the holders of the convertible note payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts of $34,800 into 3,480,000 shares of common stock.

The Company evaluated the terms of the convertible notes in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $261,595 at May 31, 2013. The beneficial conversion feature is being amortized to interest expense over the life of the notes using the effective interest method.

Note 10. Stockholders’ Equity

Conversion of convertible notes payable

During three months ended May 31, 2014, the holders of our convertible notes elected to convert principal and interest of $34,800 into 3,480,000 shares of common stock.

Preferred Stock

On May 8, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.001 and ranks subordinate to the Company’s common stock. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the same date, the Company issued 1,000,000 shares of Series E preferred stock to Masclo Investment Corporation, a Panama corporation, (“Masclo”) for services.  The Company recorded $100,000 of expense in connection with the issuance of these shares based on the value of the services provided.  Masclo owned 9,000,000 shares of common stock of the Company prior to this transaction.

Note 11. Business Segments

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

The result of operations and financial position of the two reportable operating segments and corporate were as follows:

	Three months ended May 31,
	2014	2013
		(restated)
REVENUE
CMIC	$25,530	$21,855
Specialized travel and transportation	—	—
Corporate	—	—
	$25,530	21,855

GROSS PROFIT
CMIC	$7,800	$7,092
Specialized travel and transportation	—	—
Corporate	—	—
	$7,800	$7,092

OPERATING EXPENSES
CMIC	$22,077	$13,077
Specialized travel and transportation	23,786	—
Corporate	198,798	76,666
	$244,661	$89,743

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	May 31,	February 28,
	2014	2014
		(restated)
TOTAL ASSETS
CMIC	$23,644	$24,756
Specialized travel and transportation	31,460	—
Corporate	45,716	30,183
	$100,820	$54,939

Note 12. Subsequent Events

During June 2014, the holders of the Convertible Promissory Note date January 31, 2013 elected to convert principal and accrued interest in the amount of $20,000 into 2,000,000 shares of common stock at a rate of $0.01 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Florida on March 25, 2010. The Company’s business focus is the mobile electronics market, but is it currently exploring the specialized travel and transportation market by developing a network of niche travel, destination lodging, and international logistics partnerships. The Company’s year-end is February 28. The company is located at 3001 North Rocky Point East, Suite 200, Tampa, FL 33607. Our telephone number is (813) 367-7748.

Critical Accounting Policies

We prepare our Consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended February 28, 2014 on Form 10-K.

Results of Operations

Three months ended May 31, 2014 compared to the three months ended May 31, 2013.

Revenue

Revenue increased to $25,530 for the three months ended May 31, 2014, compared to $21,855 for the three months ended May 31, 2013 due to higher mobile equipment installation activity.

Cost of Goods Sold

Cost of Goods Sold increased to $17,730 for the three months ended May 31, 2014, compared to $14,763 for the comparable period in 2013. This increase is consistent with the increase in revenue.

Gross Profit

Gross profit increased to $7,800 for the three months ended May 31, 2014, compared to $7,092 for the three months ended May 31, 2013. This increase is consistent with the increase in revenue.

Expenses related to joint ventures and other business development agreements

We recognized expenses related to joint ventures and other business development agreements in the amount of $23,786 for the three months ended  May 31, 2014. There were no such expenses during the comparable period of 2013. These expenses are related to our beginning to operate our XPerience segment.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $220,875 and $89,743 for the three months ended May 31, 2014 and ended 2013, respectively. The increase was due to increased professional fees.

Interest Expense

Interest expense increased from $7,088 for the three months ended May 31, 2013 to $61,900 for the three months ended  May 31, 2014. Interest expense for the three months ended May 31, 2014 included amortization of discount on convertible notes payable in the amount of $36,337, compared to $0 for the comparable period of 2013. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $298,761 for the three months ended May 31, 2014 as compared to $89,739 for the comparable period of 2013. The increase in the net loss was primarily the due to the increases in professional fees, development of our specialty travel and transportation segment, and interest expense.

Liquidity and Capital Resources

At May 31, 2014, we had cash on hand of $35,307. The company has negative working capital of $805,357. Net cash used in operating activities for the three months ended May 31, 2014 was $95,427. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of May 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of May 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, who is the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 14, 2010

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: July 21, 2014	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director