Form 10-Q/A
period 2014-05-31
ON THE MOVE SYSTEMS CORP.
filed 2014-07-30
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended May 31, 2014, filed with the Securities and Exchange Commission on July 21, 2014.

Additionally, we corrected typographical errors as follows:

1)   In Note 6. Capital lease obligation on page 12:

a)   In the first table:

i)   The line item “Capital lease – race car ...” in the column “May 31, 2014”, has been corrected from “31,587” to “31,588”.

ii)  The total in the column “May 31, 2014”, has been corrected from “26,394” to “26,395”.

b)   In the second table:

i)   The line item “Less: Amount representing interest” has been corrected from “(8,533)” to “(8,532)”.

ii)  The line item “Present value of net minimum lease and debt payments” has been corrected from “31,587” to “31,588”.

2)   In Note 11. Business Segments on page 14, in the second table:

a)   The line item “Specialized travel and transportation” in the column “May 31, 2014”, has been corrected from “45,716” to “45,717”.

b)   The total in the column “May 31, 2014”, has been corrected from “100,820” to “100,821”.

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

Note 6. Capital lease obligation

	May 31, 2014	February 28, 2014

Capital lease – race car, interest at 10%, payments of $680 per month, term 5 years	$31,588	$—
	31,588	—
Current portion of capital lease obligation	5,193	—
	$26,395	$—

The lease for the race car meets the accounting criteria for a capital lease with the lease covering over 75% of the economic life of the asset.

Capital Leases-Future Minimum Lease Payments

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of May 31, 2014, are as follows:

For the periods ending May 31,
2015	$8,160
2016	8,160
2017	8,160
2018	8,160
2019	7,480
Total minimum lease payments	$40,120

Total minimum lease payments	$40,120
Less: Amount representing interest	(8,532)
Present value of net minimum lease and debt payments	31,588
Less: Current maturities of capitalized lease obligation and debt	(5,193)
Long-term capitalized lease obligation	$26,394

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

The result of operations and financial position of the two reportable operating segments and corporate were as follows:

	Three months ended May 31,
	2014	2013
		(restated)
REVENUE
CMIC	$25,530	$21,855
Specialized travel and transportation	—	—
Corporate	—	—
	$25,530	21,855

GROSS PROFIT
CMIC	$7,800	$7,092
Specialized travel and transportation	—	—
Corporate	—	—
	$7,800	$7,092

OPERATING EXPENSES
CMIC	$22,077	$13,077
Specialized travel and transportation	23,786	—
Corporate	198,798	76,666
	$244,661	$89,743

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	May 31,	February 28,
	2014	2014
		(restated)
TOTAL ASSETS
CMIC	$23,644	$24,756
Specialized travel and transportation	31,460	—
Corporate	45,717	30,183
	$100,821	$54,939

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the registrant (4)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2),(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 14, 2010

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

(4)	Previously filed or furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: July 30, 2014	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director