Form 10-Q
period 2014-08-31
ON THE MOVE SYSTEMS CORP.
filed 2014-10-20
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 8, 2014, there were 32,680,000 shares of common stock, issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “OMVS,” “our,” and “us” refers to On the Move Systems Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2014	February 28, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,319	$30,183
Accounts receivable	2,250	—
Prepaid expenses	302	—
Assets of discontinued operations	1,872	7,005
Total current assets	19,743	37,188

Long-term assets of discontinued operations	12,260	17,751
Fixed assets, net of accumulated depreciation of $2,749 and $0, respectively	89,255	—
Investment in joint venture	—	—
TOTAL ASSETS	$121,258	$54,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$383,157	$247,672
Advances payable	—	130,037
Current portion of convertible notes payable, net of discount of $191,048 and $0, respectively	297,986	294,871
Current portion of capital lease obligation	6,906	—
Current portion of accrued interest payable	57,878	20,953
Liabilities of discontinued operations	14,132	35,350
Total current liabilities	760,059	728,883

Convertible notes payable, net of discount of $705,395 and $615,024, respectively	47,215	43,529
Accrued interest payable	29,799	29,354
Capital lease obligation	25,098	—
TOTAL LIABILITIES	862,171	801,766

STOCKHOLDERS’ DEFICIT
Series E Preferred Stock, $0.001 stated value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at August 31, 2014 and at February 28, 2014, respectively	1,000	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 31,180,000 and 23,100,000 shares issued and outstanding at August 31, 2014 and at February 28, 2014, respectively	3,118	2,310
Additional paid-in capital	5,115,887	4,581,243
Accumulated deficit	(5,860,918)	(5,330,380)
Total stockholders’ deficit	(740,913)	(746,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$121,258	$54,939

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended August 31,		Three months ended August 31,
	2014	2013	2014	2013
		(Restated)		(Restated)

ADVERTISING REVENUE	$2,250	$—	$2,250	$—
COST OF GOODS SOLD	—	—	—	—

GROSS PROFIT	2,250	—	2,250	—

OPERATING EXPENSES
Expenses related to joint ventures and other business development agreements	51,178	—	27,392	—
General and administrative expenses	334,729	266,863	135,930	194,841

Total operating expenses	385,907	266,863	163,322	194,841

Net operating loss	(383,657)	(266,863)	(161,072)	(194,841)

Interest expense	(124,972)	(28,100)	(63,072)	(21,012)

Loss from continuing operations	(508,629)	(294,963)	(224,144)	(215,853)

Loss from discontinued operations	(21,909)	(16,717)	(7,632)	(5,988)

NET LOSS	$(530,538)	$(311,680)	$(231,776)	$(221,841)

NET LOSS PER COMMON SHARE – Basic and diluted
Continuing operations	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

COMMON SHARES OUTSTANDING – Basic and diluted	26,904,130	18,793,478	29,249,565	19,093,407

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended August 31,
	2014	2013
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(530,538)	$(311,680)
Loss from discontinued operations	21,909	16,717
Loss from continuing operations	(508,629)	(294,963)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	74,233	7,364
Depreciation	2,749	—
Preferred stock issued for services	100,000	—

Changes in operating assets and liabilities:
Accounts receivable	(2,250)	—
Prepaid expenses	(302)	—
Accounts payable and accrued expenses	90,485	96,310
Accrued interest payable	50,738	20,736
Assets and liabilities of discontinued operations	(32,503)	(26,928)
NET CASH USED IN OPERATING ACTIVITIES	(225,479)	(197,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(15,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(15,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	225,615	255,790
NET CASH PROVIDED BY FINANCING ACTIVITIES	225,615	255,790

NET INCREASE (DECREASE) IN CASH	(14,864)	58,309

CASH, at the beginning of the period	30,183	15,670

CASH, at the end of the period	$15,319	$73,979

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$355,652	$261,595
Beneficial conversion on convertible notes payable	$355,652	$261,595
Common stock issued for conversion of convertible notes payable and accrued interest	$80,800	$18,000
Automobile acquired under capital lease	$32,004	$—
Equipment acquired with accounts payable	$45,000	$—

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

Note 1. General Organization and Business

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Florida on March 25, 2010. The Company’s business focus was the mobile electronics market, but is it currently exploring the specialized travel and transportation market by developing a network of niche travel, destination lodging and international logistics partnerships.  The Company’s year-end is February 28. The Company is located at 3001 North Rocky Point East, Suite 200, Tampa, FL 33607. Our telephone number is (813) 367-3511.

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

On September 1, 2014, we defaulted on a note payable to John Crawford. Pursuant to the terms of the note, 100% of the shares of CMIC were returned to Mr. Crawford. See Note 4 for additional details on this transaction.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended August 31, 2014, the Company had a net loss of $530,538 and negative cash flow from operating activities of $225,479. As of August 31, 2014, the Company had a working capital deficit of $740,316. Management does not anticipate having positive cash flow from operations in the near future.  These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

The results of operations for the six month period ended August 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2015.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $15,319 and $30,183 at August 31, 2014 and February 28, 2014, respectively.

Fixed Assets

Fixed assets of the Company include vehicles and trailers and are stated at cost. In accordance with ASC Topic 360 Property, Plant and Equipment, expenditures for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives of five years for financial reporting purposes.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the six months ended August 31, 2014.

Revenue and Cost Recognition

The Company follows ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Advertising Costs

The Company’s policy is to expense advertising costs when they are incurred.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of August 31, 2014 or February 28, 2014.

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

The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the six months ended August 31, 2014 and 2013. As a result, the Company did not have any potentially dilutive common shares for those periods. For the periods ended August 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes  payable have been excluded from the calculation. At August 31, 2014, the Company had 271,273,043 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable and capital lease obligation is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Subsequent Events

The Company evaluated material events occurring between the end of our quarter, August 31, 2014, and through the date when the consolidated financial statements were available to be issued for disclosure.

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

Note 4. Discontinued Operations

The Company has defaulted on its $90,000 promissory note to John Crawford that was signed on March 25, 2011. Per the terms of the note, upon default the Company is to provide Mr. Crawford with 100% of the shares that it holds in Crawford Mobile Installation Corp (“CMIC”). During September 2014, the Company notified Mr. Crawford that it was in default on the note and the Company transferred its CMIC shares to Mr. Crawford.

The Company recognized CMIC as a discontinued operation, in accordance with ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Assets and Liabilities of Discontinued Operations

	August 31, 2014	February 28, 2014
Assets of discontinued operations

Cash and cash equivalents	$171	$2,435
Accounts receivable	1,701	755
Inventory	—	3,815
Fixed assets	12,260	17,751
Total assets of discontinued operations	$14,132	$24,756

Liabilities of discontinued operations

Accounts payable	$3,300	$16,898
Notes payable to related party	10,832	18,452
Total liabilities of discontinued operations	$14,132	$35,350

Income and Expenses of Discontinued Operations

	Six months ended August 31,		Three months ended August 31,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenue	$50,027	$45,010	$24,497	$21,855
Cost of goods sold	28,677	28,886	10,947	14,764
Gross profit	21,350	16,124	13,550	7,091

General and administrative expenses	43,259	32,841	21,182	13,079

Loss from discontinued operations	$(21,909)	$(16,717)	$(7,632)	$(5,988)

As a result of the Company removing intangible assets of $20,000 as of the date of its CMIC acquisition (March 25, 2011), the Company has restated its financial statements for the three and six months ended August 31, 2013 to reverse amortization for intangible assets of $2,000 during the six months ended August 31, 2014 and to reverse amortization for intangible assets of $1,000 during the three months ended August 31, 2014.

As a result of the disposition in September 2014, there was no gain or loss on disposition.

Note 5. Fixed Assets

On May 1, 2014, the Company entered into a capital lease agreement to acquire a race car. The race car was recorded at the present value of the future minimum lease payments in the amount of $32,004.

On August 14, 2014, the Company purchased ten tri-axle trailers for $60,000. The Company paid a $15,000 down payment and the remaining $45,000 owed is included in accounts payable at August 31, 2014.

The Company recognized depreciation expense of $2,749 and $0 during the six months ended August 31, 2014 and 2013, respectively.

Note 6. Joint Venture

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the six months ended August 31, 2014, the Company funded $30,000 to this joint venture for operating expenses. The Company funded an additional $21,178 of costs related to auto racing events and the use of assets owned by the joint venture partner.

The Company’s investment in this joint venture is accounted for on the equity method of accounting. The joint venture generated a net loss of approximately $70,000 for the six months ended August 31, 2014.

Note 7. Capital Lease Obligation

	August 31, 2014	February 28, 2014

Capital lease – race car, interest at 10%, payments of $680 per month, term 5 years	$32,004	$—

Current portion of capital lease obligations	(6,906)	—
Long-term capital lease obligation	$25,098	$—

The lease for the race car meets the accounting criteria for a capital lease with the lease covering over 75% of the economic life of the asset.

Capital Lease-Future Minimum Lease Payments

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of August 31, 2014 are as follows:

For the periods ending August 31,
2015	$10,200
2016	8,160
2017	8,160
2018	8,160
2019	5,440
Total minimum lease payments	$40,120

Total minimum lease payments	$40,120
Less: Interest	(8,116)
Present value of net minimum lease and debt payments	32,004
Less: Current maturities of lease obligation and debt	(6,906)
Long-term capital lease obligation	$25,098

Note 8. Related Party Transactions

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

The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000. The note bears interest at 10% per year and was payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014.  During September 2014, the Company notified Mr. Crawford that it was in default on the note and the Company transferred its CMIC shares to Mr. Crawford and recorded a disposition for this segment of the business.

Issuance of Preferred Stock

On May 8, 2014, the Company issued 1,000,000 shares of Series E preferred stock to Masclo Investment Corporation, a Panama corporation, (“Masclo”) for services. The Company recorded $100,000 of expense based on the fair value of the stock issued. This transaction gave Masclo voting control of the Company.

Note 9. Advances

During the six months ended August 31, 2014 and 2013, the Company received advances from Vista View Ventures Inc. totaling $225,615 and $255,790, respectively. These advances are non-interest bearing and payable on demand.

At August 31, 2014 and February 28, 2014, the Company owed Vista View Ventures Inc. $0 and $130,037, respectfully, for advances provided to the Company.

Note 10. Convertible Notes Payable

Convertible notes payable due to Vista View Ventures Inc. consist of the following as of August 31, 2014 and February 28, 2014:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance August 31, 2014	Balance February 28, 2014
February 28, 2011	February 27, 2013	18%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2015	10%	$ 0.01	194,839	262,271
May 31, 2013	May 31, 2015	10%	$ 0.01	261,595	261,595
November 30, 2013	November 30, 2015	10%	$ 0.01	396,958	396,958
August 31, 2014	August 31, 2016	10%	$0.002	355,652	—
Total convertible notes payable				1,241,644	953,424

Less: current portion of convertible notes payable				(297,986)	(294,871)
Less: discount on current portion of convertible notes payable				(191,048)	—
Less: discount on non-current convertible notes payable				(705,395)	(615,024)
Long-term convertible notes payable, net of discount				$47,215	$43,529

The note dated February 28, 2011 is currently is in default.

On August 31, 2014, the Company refinanced $355,652 of non-interest bearing advances into a convertible note payable. The convertible note payable matures on August 31, 2016; it bears interest at 10% and is convertible into common shares at a rate of $0.002 per share. All principal and accrued interest is payable on the maturity date.

During six months ended August 31, 2014, the holders of our convertible notes elected to convert principal and interest of $80,800 into 8,080,000 shares of common stock.

On August 1, 2013, the holder of the convertible promissory note dated January 31, 2013, elected to convert principal and interest in the amount of $18,000 into 1,800,000 shares of common stock.

On May 31, 2013, the Company refinanced $261,695 of non-interest bearing advances into a convertible note payable. The convertible note payable matures on May 31, 2015; it bears interest at 10% and is convertible into common shares at a rate of $0.01 per share. All principal and accrued interest is payable on the maturity date.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $355,652, in aggregate, on August 31, 2014. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes.

Note 11. Stockholders’ Equity

Conversion of convertible notes payable

During six months ended August 31, 2014, the holders of our convertible notes elected to convert principal and interest of $80,800 into 8,080,000 shares of common stock.

On August 1, 2013, the holder of the convertible promissory note dated January 31, 2013, elected to convert principal and interest in the amount of $18,000 into 1,800,000 shares of common stock.

Preferred Stock

On May 8, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.001 and ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the same date, the Company issued 1,000,000 shares of Series E preferred stock to Masclo Investment Corporation, a Panama corporation, (“Masclo”) for services valued at $100,000.  Masclo owned 9,000,000 shares of common stock of the Company prior to this transaction.

Note 12. Business Segments

The Company has two reportable operating segments: (1) CMIC and (2) specialized travel and transportation. These reportable segments are managed separately due to differences in their products.

Management evaluates and monitors performance of this segment primarily through, among other measures, gross profit.

The result of operations and financial position of the two reportable operating segments and corporate were as follows:

	Six months ended August 31,		Three months ended August 31,
	2014	2013	2014	2013
		(restated)		(restated)
REVENUE
CMIC	$50,027	$45,010	$24,497	$21,855
Specialized travel and transportation	2,250	—	2,250	—
Corporate	—	—	—	—
Total	$52,277	45,010	$26,747	$21,855

GROSS PROFIT
CMIC	$21,350	$16,124	$13,550	$7,091
Specialized travel and transportation	2,250	—	2,250	—
Corporate	—	—	—	—
Total	$23,600	$16,124	$15,800	$7,091

OPERATING EXPENSES
CMIC	$43,259	$32,841	$21,842	$13,079
Specialized travel and transportation	51,178	—	27,392	—
Corporate	334,729	266,863	135,930	194,841
Total	$429,166	$299,704	$184,504	$207,920

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	August 31,	February 28,
	2014	2014

TOTAL ASSETS
CMIC	$14,132	$24,756
Specialized travel and transportation	89,255	—
Corporate	17,871	30,183
Total	$121,258	$54,939

Note 13. Subsequent Events

On September 24, 2014, the holder of the convertible promissory note dated January 31, 2013 elected to convert $15,000 of principal and accrued interest into 1,500,000 shares of our common stock.

The Company has defaulted on the $90,000 promissory note to John Crawford that was signed on March 25, 2011. Per the terms of the note, upon default the Company is to provide Mr. Crawford with 100% of the shares that it holds in Crawford Mobile Installation Corp. During September 2014, the Company notified Mr. Crawford that it was in default on the note and the Company transferred its CMIC shares to Mr. Crawford.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Florida on March 25, 2010. The Company’s business focus was the mobile electronics market; however, the Company is now developing two new business segments as a result of its decision to dispose of its interest in Crawford Mobile Installation Corp. The first segment is the specialized travel and transportation market. The Company plans to develop a network of niche travel, destination lodging, and international logistics partnerships. Revenue in this segment would be generated from commissions, revenue-sharing arrangements with travel partners or from sponsorships and advertising opportunities provided to other companies. The second segment is the trucking and transportation market. The Company has acquired ten trailers, which can be used to transport cargo for other companies. The Company is exploring opportunities to acquire additional assets or an existing business in order to enter this segment.

The Company’s year-end is February 28. The company is located at 3001 North Rocky Point East, Suite 200, Tampa, FL 33607. Our telephone number is (813) 367-3511.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements.

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

Results of Operations

Six months ended August 31, 2014 compared to the six months ended August 31, 2013.

Revenue

Revenue increased to $2,250 for the six months ended August 31, 2014, compared to $0 for the six months ended August 31, 2013 due to the commencement of race car advertising sales in June 2014.

Cost of Goods Sold

Cost of goods sold was $0 for the six months ended August 31, 2014 and 2013. While we began advertising sales in June 2014, we had no cost of goods sold.

Gross Profit

Gross profit increased to $2,250 for the six months ended August 31, 2014, compared to $0 for the six months ended August 31, 2013. This was due to the commencement of race car advertising sales in June 2014.

Expenses related to joint ventures and other business development agreements

We recognized expenses related to joint ventures and other business development agreements in the amount of $51,178 for the six months ended  August 31, 2014. There were no such expenses during the comparable period of 2013. These expenses are due to the commencement of operations of our XPerience segment.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $334,729 and $266,863 for the six months ended  August 31, 2014 and 2013, respectively. The increase was principally due to higher stock compensation for shares issued to Masclo.

Interest Expense

Interest expense increased from $28,100 for the six months ended August 31, 2013 to $124,972 for the six months ended August 31, 2014. Interest expense for the six months ended August 31, 2014 included amortization of discount on convertible notes payable for $74,233, compared to $7,634 for the comparable period of 2013. The remaining increase is the result of the Company entering into additional interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $530,538 for the six months ended August 31, 2014 as compared to $311,680 for the comparable period of 2013. The increase in the net loss was primarily the result of the increases in general and administrative expense and interest expense discussed above.

Three months ended August 31, 2014 compared to the three months ended August 31, 2013.

Revenue

Revenue increased to $2,250 for the three months ended August 31, 2014, compared to $0 for the three months ended August 31, 2013 due to the commencement of race car advertising sales in June 2014.

Cost of Goods Sold

There were no cost of goods sold for the three months ended August 31, 2014 and 2013, as there are no cost of goods sold attributed to our sales.

Gross Profit

Gross profit increased to $2,250 for the six months ended August 31, 2014, compared to $0 for the three months ended August 31, 2013 due to the commencement of race car advertising sales in June 2014.

Expenses related to joint ventures and other business development agreements

We recognized expenses related to joint ventures and other business development agreements in the amount of $23,786 for the three months ended August 31, 2014. There were no such expenses during the comparable period of 2013. These expenses are due to the commencement of operations of our XPerience segment.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $135,930 and $194,841 for the three months ended August 31, 2014 and ended 2013, respectively. The increase was principally due to higher stock compensation for shares issued to Masclo.

Interest Expense

Interest expense increased from $21,012 for the three months ended August 31, 2013 to $63,072 for the six months ended August 31, 2014. This was caused by increased amortization of the discount on our convertible notes payable. Additionally, we had higher convertible debt balances in 2014, leading to higher interest expense.

Net loss

We incurred a net loss of $231,776 for the three months ended August 31, 2014 as compared to $221,841 for the comparable period of 2013. The increase in the net loss was primarily the result of the increase in interest expense discussed above.

Liquidity and Capital Resources

At August 31, 2014, we had cash on hand of $15,319. The company has negative working capital of $740,316. Net cash used in operating activities for the six months ended August 31, 2014 was $225,479. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of August 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of August 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of August 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six months ended August 31, 2014.

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

On the Move Systems Corp.

Date: October 20, 2014	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director