Form 10-Q
period 2014-11-30
ON THE MOVE SYSTEMS CORP.
filed 2015-01-14
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 9, 2015, there were 34,280,000 shares of common stock, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2014	February 28, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,330	$30,183
Accounts receivable	3,000	—
Assets of discontinued operations	—	7,005
Total current assets	16,330	37,188

Fixed assets, net of accumulated depreciation of $7,336 and $0, respectively	84,668	—
Long-term assets of discontinued operations	—	17,751
Investment in joint venture	—	—
TOTAL ASSETS	$100,998	$54,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$401,442	$247,672
Advances payable	—	130,037
Current portion of convertible notes payable, net of discount of $480,643 and $0, respectively	392,537	294,871
Current portion of capital lease obligation	5,504	—
Current portion of accrued interest payable	108,022	20,953
Liabilities of discontinued operations	—	35,350
Total current liabilities	907,505	728,883

Convertible notes payable, net of discount of $448,520 and $615,024, respectively	11,082	43,529
Accrued interest payable	8,867	29,354
Capital lease obligation	23,540	—
TOTAL LIABILITIES	950,994	801,766

STOCKHOLDERS’ DEFICIT
Series E Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	1,000	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 32,680,000 and 23,100,000 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	3,268	2,310
Additional paid-in capital	5,234,687	4,581,243
Accumulated deficit	(6,088,951)	(5,330,380)
Total stockholders’ deficit	(849,996)	(746,827)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100,998	$54,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended November 30,		Three months ended November 30,
	2014	2013	2014	2013
		(Restated)		(Restated)

ADVERTISING REVENUE	$4,500	$—	$2,250	$—
COST OF GOODS SOLD	—	—	—	—

GROSS PROFIT	4,500	—	2,250	—

OPERATING EXPENSES
Expenses related to joint ventures and other business development agreements	63,178	15,000	12,000	15,000
General and administrative expenses	448,582	448,293	113,853	181,430

Total operating expenses	511,760	463,293	125,853	196,430

Net operating loss	(507,260)	(463,293)	(123,603)	(196,430)

Interest expense	(229,402)	(51,824)	(104,430)	(23,724)

Loss from continuing operations	(736,662)	(515,117)	(228,033)	(220,154)

Loss from discontinued operations	(21,909)	(32,150)	—	(15,433)

NET LOSS	$(758,571)	$(547,267)	$(228,033)	$(235,587)

NET LOSS PER COMMON SHARE – Basic and diluted
Continuing operations	$(0.03)	$(0.03)	$(0.01)	$(0.01)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share	$(0.03)	$(0.03)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	28,684,509	19,530,909	32,284,396	21,002,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended November 30,
	2014	2013
		(Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(758,571)	$(547,267)
Loss from discontinued operations	(21,909)	(32,150)
Loss from continuing operations	(736,662)	(515,117)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,336	—
Preferred stock issued for services	100,000	—
Amortization of discount on convertible notes payable	145,463	17,738
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	—
Accounts payable and accrued expenses	123,770	113,024
Accrued interest payable	82,138	34,086
Cash used in operating activities – continuing operations	(280,955)	(350,269)
Cash used in operating activities – discontinued operations	(25,405)	(29,658)
NET CASH USED IN OPERATING ACTIVITIES	(306,360)	(379,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(30,000)	—
Cash used in investing activities – continuing operations	(30,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(30,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	329,565	396,958
Repayments of capital lease obligation	(2,960)	—
Cash provided by financing activities – continuing operations	326,605	396,958
Cash used in financing activities – discontinued operations	(7,098)	(15,342)
NET CASH PROVIDED BY FINANCING ACTIVITIES	319,507	381,616

NET INCREASE (DECREASE) IN CASH	(16,853)	1,689

CASH, at the beginning of the period	30,183	15,670

CASH, at the end of the period	$13,330	$17,359

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,794	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Refinancing of advances into convertible notes payable	$459,602	$658,553
Beneficial conversion on convertible notes payable	$459,602	$658,553
Common stock issued for conversion of convertible notes payable and accrued interest	$95,800	$36,000
Automobile acquired under capital lease	$32,004	$—
Equipment acquired with accounts payable	$30,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

Note 1. General Organization and Business

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Florida on March 25, 2010. The Company’s business focus was the mobile electronics market, but is it currently transitioning to the transportation and trucking market.  The Company’s year-end is February 28. The company is located at 3001 North Rocky Point East, Suite 200, Tampa, FL 33607. Our telephone number is (813) 367-3511.

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

On September 1, 2014, we defaulted on a note payable to John Crawford. Pursuant to the terms of the note, 100% of the shares of CMIC were provided to Mr. Crawford. See Note 4 for additional details on this transaction.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended November 30, 2014, the Company had a net loss of $758,571 and negative cash flow from operating activities of $306,360. As of November 30, 2014, the Company had negative working capital of $891,175. Management does not anticipate having positive cash flow from operations in the near future.  These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

The results of operations for the nine-month period ended November 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2015.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and Crawford Mobile Installation Corp. All of the Company’s shares in Crawford Mobile Installation Corp. were transferred to a third party during September 2014. Significant intercompany transactions have been eliminated in consolidation. The fiscal year-end for the Company and its subsidiary is February 28.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with a maturity of three months or less. Cash and cash equivalents were $13,330 and $30,183 at November 30, 2014 and February 28, 2014, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the nine months ended November 30, 2014.

Revenue Recognition

The Company follows ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Advertising Costs

The Company’s policy is to expense advertising costs when they are incurred.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of November 30, 2014 or February 28, 2014.

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

The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the nine months ended November 30, 2014 and 2013. As a result, the Company did not have any potentially dilutive common shares for those periods. For the periods ended November 30, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At November 30, 2014, the Company had 330,410,976 potentially issuable common shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s notes payable and capital lease obligation is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Subsequent Events

The Company evaluated material events occurring between the end of our quarter, November 30, 2014, and through the date when the consolidated financial statements were available to be issued for disclosure.

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

Note 4. Discontinued Operations

The Company defaulted on its $90,000 promissory note to John Crawford that was signed on March 25, 2011. Per the terms of the note, upon default the Company is to provide Mr. Crawford with 100% of the shares that it holds in Crawford Mobile Installation Corp (“CMIC”). During September 2014, the Company notified Mr. Crawford that it was in default on the note and the Company transferred its CMIC shares to Mr. Crawford.

The Company recognizes CMIC as a discontinued operation, in accordance with ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Assets and Liabilities of Discontinued Operations

	November 30, 2014	February 28, 2014
Assets of discontinued operations

Cash and cash equivalents	$—	$2,435
Accounts receivable	—	755
Inventory	—	3,815
Fixed assets	—	17,751
Total assets of discontinued operations	$—	$24,756

Liabilities of discontinued operations

Accounts payable	$—	$3,671
Accounts payable to related party	—	13,227
Notes payable to related party	—	18,452
Total liabilities of discontinued operations	$—	$35,350

Income and Expenses of Discontinued Operations

	Nine months ended November 30,		Three months ended November 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenue	$50,027	$65,926	$—	$20,916
Cost of goods sold	28,677	41,758	—	12,872
Gross profit	21,350	24,168	—	8,044

General and administrative expenses	43,259	56,318	—	23,477

Total loss from discontinued operations	$(21,909)	$(32,150)	$—	$(15,433)

As a result of the Company removing intangible assets of $20,000 as of the date of its CMIC acquisition (March 25, 2011), the Company has restated its financial statements for the three and nine months ended November 30, 2013 to reverse amortization for intangible assets of $3,000 during the nine months ended November 30, 2014 and to reverse amortization for intangible assets of $1,000 during the three months ended November 30, 2014. The net loss for the Company for the nine months ended November 30, 2013 decreased from $550,267 as originally filed to $547,267 as restated. The net loss for the Company for the three months ended November 30, 2013 decreased from $236,587 as originally filed to $235,587 as restated.  There was no impact on earnings per share as a result of the restatement.

As a result of the disposition in September 2014, there was no gain or loss on disposition.

Note 5. Fixed Assets

On May 1, 2014, the Company entered into a capital lease agreement to acquire a race car. The race car was recorded at the present value of the future minimum lease payments in the amount of $32,004.

On August 14, 2014, the Company purchased ten tri-axle trailers for $60,000. The Company has paid $30,000 for these trailers and the remaining $30,000 owed is included in accounts payable at November 30, 2014.

The Company recognized depreciation expense of $7,336 and $0 during the nine months ended November 30, 2014 and 2013, respectively.

Note 6. Joint Ventures

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the nine months ended November 30, 2014, the Company funded $40,000 to this joint venture for operating expenses. The Company also incurred $23,178 of other expenses for various events as part of this joint venture.

Note 7. Capital Lease Obligation

	November 30, 2014	February 28, 2014

Capital lease – race car, interest at 10%, payments of $680 per month, term 5 years	$29,044	$—

Current portion of capital lease obligations	(5,504)	—
Long-term capital lease obligation	$23,540	$—

The lease for the race car meets the accounting criteria for a capital lease with the lease covering over 75% of the economic life of the asset.

Capital Leases-Future Minimum Lease Payments

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of November 30, 2014 are as follows:

For the periods ending November 30,	Amount
2015	$8,160
2016	8,160
2017	8,160
2018	8,160
2019	3,410
Total minimum lease payments	$36,050

Total minimum lease payments	$36,050
Less: Interest	(7,006)
Present value of net minimum lease and debt payments	29,044
Less: Current maturities of lease obligation and debt	(5,504)
Long-term capital lease obligation	$23,540

Note 8. Related Party Transactions

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

The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000. The note bears interest at 10% per year and was payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014.  We entered default on the note on February 1, 2014. On September 1, 2014 control of CMIC reverted to the noteholder, John Crawford, per the default remedies specified in the note.

Issuance of Preferred Stock

On May 8, 2014, the Company issued 1,000,000 shares of Series E preferred stock to Masclo Investment Corporation, a Panama corporation, (“Masclo”) for services. The Company recorded $100,000 of expense based on the fair value of the services provided. Masclo owned 9,000,000 shares of common stock of the Company prior to this transaction.

Note 9. Advances

During the nine months ended November 30, 2014, the Company received advances from Vista View Ventures Inc. totaling $329,565. These advances are non-interest bearing and payable on demand.

At November 30, 2014 and February 28, 2014, the Company owed Vista View Ventures Inc. $0 and $130,037, respectfully, for advances provided to the Company.

Note 10. Convertible Notes Payable

Convertible notes payable consist of the following as of November 30, 2014 and February 28, 2014:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance November 30, 2014	Balance February 28, 2014
February 28, 2011	February 27, 2013	18%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2015	10%	$0.01	182,027	262,271
May 31, 2013	May 31, 2015	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2015	10%	$0.01	396,958	396,958
August 31, 2014	August 31, 2016	10%	$0.002	355,652	—
November 30, 2014	November 30, 2016	10%	$0.002	103,950	—
Total convertible notes payable				1,332,782	953,424

Less: current portion of convertible notes payable				(873,180)	(294,871)
Less: discount on noncurrent convertible notes payable				(448,520)	(615,024)
Long-term convertible notes payable, net of discount				$11,082	$43,529

The note dated February 28, 2011 is currently is in default and bears default interest at 18% per annum.

On November 30, 2014, the Company signed a convertible promissory note with Vista View Ventures Inc. which refinanced non-interest bearing advances in the amount of $103,950 into a convertible note payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on November 30, 2016. The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.002 per share.

On August 31, 2014, the Company signed a convertible promissory note with Vista View Ventures Inc. which refinanced non-interest bearing advances in the amount of $355,652 into a convertible note payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on August 31, 2016. The convertible promissory note is convertible into common stock at the option of the holder at the rate of $0.002 per share.

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

During nine months ended November 30, 2014, the holders of our convertible notes elected to convert principal and interest of $95,800 into 9,580,000 shares of common stock.

During nine months ended November 30, 2013, the holders of our convertible notes elected to convert principal and interest of $36,000 into 3,600,000 shares of common stock.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $459,602, in aggregate, on the date the notes were signed during the nine months ended November 30, 2014. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes.

Note 11. Stockholders’ Equity

Conversion of convertible notes payable

During nine months ended November 30, 2014, the holders of our convertible notes elected to convert principal and interest of $95,800 into 9,580,000 shares of common stock.

During nine months ended November 30, 2013, the holders of our convertible notes elected to convert principal and interest of $36,000 into 3,600,000 shares of common stock.

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

Reincorporation

On September 12, 2014, the board of directors and Masclo elected to reincorporate the Company in Nevada. Each shareholder will receive one share of the new Nevada corporation for each 500 shares of the Florida corporation already owned. Fractional shares will be rounded up to the next whole share and each existing shareholder will own at least five shares of the Nevada corporation. Because this reincorporation includes a reverse split of the Company’s stock, it cannot be effective until it is approved by the Financial Industry Regulatory Authority (“FINRA”). As of the date of this report, it has not been approved by FINRA; therefore, the effect of the reverse split is not reflected in the accompanying financial statements.

Note 12. Subsequent Events

On December 5, 2014, the holder of the Convertible Promissory Note dated January 31, 2013 elected to convert $16,000 of principal and accrued interest into 1,600,000 shares of our Common Stock at a rate of $0.01 per share. The unamortized discount related to the converted principal was immediately amortized to interest expense. No gain or loss was recorded on the transaction as it occurred within the terms of the note agreement.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended February 28, 2014 on Form 10-K.

Results of Operations

Nine months ended November 30, 2014 compared to the nine months ended November 30, 2013.

Revenue

Revenue increased to $4,500 for the nine months ended November 30, 2014, compared to $0 for the nine months ended November 30, 2013 due to the commencement of race car advertising in June 2014.

Cost of Goods Sold

Cost of goods sold were $0 for the nine months ended November 30, 2014 and 2013. While we began advertising sales in June 2014, we had no cost of goods sold.

Gross Profit

Gross profit increased to $4,500 for the nine months ended November 30, 2014, compared to $0 for the nine months ended November 30, 2013. This was due to the commencement of race car advertising in June 2014.

Expenses related to joint ventures and other business development agreements

We recognized expenses related to joint ventures and other business development agreements in the amount of $63,178 for the nine months ended November 30, 2014, compared to $15,000 during the comparable period of 2013. The increase in these expenses is due to the commencement of operations of our XPerience travel operations in 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $448,582 and $448,293 for the nine months ended November 30, 2014 and ended 2013, respectively.

Interest Expense

Interest expense increased from $51,824 for the nine months ended November 30, 2013 to $229,402 for the nine months ended November 30, 2014. Interest expense for the nine months ended November 30, 2014 included amortization of discount on convertible notes payable in the amount of $145,463, compared to $17,738 for the comparable period of 2013. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $758,571 for the nine months ended November 30, 2014 as compared to $547,267 for the comparable period of 2013. The increase in the net loss was primarily the result of the increase in interest expense.

Three months ended November 30, 2014 compared to the three months ended November 30, 2013.

Revenue

Revenue increased to $2,250 for the three months ended November 30, 2014, compared to $0 for the three months ended November 30, 2013 due to the commencement of race car advertising sales in June 2014.

Cost of Goods Sold

There were no cost of goods sold for the three months ended November 30, 2014 and 2013, as there are no cost of goods sold attributed to our sales.

Gross Profit

Gross profit increased to $2,250 for the nine months ended November 30, 2014, compared to $0 for the three months ended November 30, 2013 due to the commencement of race car advertising sales in June 2014.

Expenses related to joint ventures and other business development agreements

We recognized expenses related to joint ventures and other business development agreements in the amount of $12,000 for the three months ended November 30, 2014, compared to $15,000 during the comparable period of 2013. The increase in these expenses is due to the commencement of operations of our XPerience travel operations in 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $113,853 and $181,430 for the three months ended November 30, 2014 and ended 2013, respectively. This was due to reductions in professional fees and advertising expense in the third quarter of this year.

Interest Expense

Interest expense increased from $23,724 for the three months ended November 30, 2013 to $104,430 for the nine months ended November 30, 2014. This was caused by increased amortization of the discount on our convertible notes payable. Additionally, we had higher convertible debt balances in 2014, leading to increased interest expense.

Liquidity and Capital Resources

At November 30, 2014, we had cash on hand of $13,330. The Company has negative working capital of $891,175 . Net cash used in operating activities for the nine months ended November 30, 2014 was $306,360. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of November 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of November 30, 2014, we did not maintain effective controls over the financial reporting control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of November 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended November 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2),(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 14, 2010

(2)	Filed or furnished herewith

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: January 14, 2015	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director