Form 10-K
period 2015-02-28
ON THE MOVE SYSTEMS CORP.
filed 2015-06-15
CIK 1498148

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-168530

ON THE MOVE SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-2343603
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

701 N. Green Valley Parkway, Suite 200 Henderson, NV	89074
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (702) 990-3271

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.001 par value	OTC QB

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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2014 was $181,876.

There were 1,365,360 shares of the Registrant’s common stock outstanding as of June 8, 2015.

ON THE MOVE SYSTEMS CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “OMVS,” “our,” and “us” refers to On the Move Systems Corp., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Florida on March 25, 2010. On March 25, 2015, the Company reincorporated in Nevada.  The Company’s initial focus was the mobile electronics market, but it is now transitioning to the transportation and logistic services market.  The Company’s year-end is February 28. The company is located at 701 N. Green Valley Parkway, Suite 200, Henderson, NV, 89074. Our telephone number is (702) 990-3271.

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

On March 6, 2015, OMVS announced that the primary focus of the Company will now be the development of an online, app-based, nationwide trucking service. The goal of the Company will be to become a one-stop shop for transportation and logistic services, connecting brokers with local on-demand freight services for cost-effective transportation solutions.

Joint Ventures

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the twelve months ended February 28, 2015, the Company funded $45,000 to this joint venture for operating expenses.

Additionally, during the twelve months ended February 28, 2015, we spent $9,206 for expenses related to preparing our racecar for use at auto racing events in our Xperience segment. In June 2014, the Xperience joint venture began generating revenue by selling advertising space on its racecar.

Employees and Employment Agreements

None of our employees have written employment agreements.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 701 N. Green Valley Parkway, Suite 200, Henderson, NV 89074. Our telephone number is (702) 990-3271.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, pending or threatened legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

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

	High	Low
Fiscal Year Ended February 28, 2015
Quarter ended February 28, 2015	$2.40	$0.70
Quarter ended November 30, 2014	$4.65	$2.00
Quarter ended August 31, 2014	$13.40	$3.60
Quarter ended May 31, 2014	$51.00	$11.50

Fiscal Year Ended February 28, 2014
Quarter ended February 28, 2014	$59.50	$11.00
Quarter ended November 30, 2013	$200.00	$25.00
Quarter ended August 31, 2013	$201.50	$30.00
Quarter ended May 31, 2013	$92.50	$1.50

Reverse Split

On March 25, 2015, we reincorporated from Florida to Nevada. As a result of the reincorporation, each existing shareholder of the Florida corporation received one whole share of common stock of the Nevada corporation for each 500 shares of common stock owned as of March 5, 2015. The number of whole shares that each shareholder received was rounded up so that each shareholder will own at least five shares of the Nevada corporation. The reincorporation effectively resulted in a one-for-500 reverse split. All share and per share amounts have been retroactively restated to reflect the reverse split.

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

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.0010. The closing price of our common stock on May 22, 2015, as quoted by OTC Markets Group, Inc. (OTCPink), was $6.13. There were 1,310,593 shares of common stock issued and outstanding as of May 22, 2015. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended February 28, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Preferred Stock

We are authorized to issue 20,000,000 shares of $0.001 par value preferred stock. The board of directors has designated 1,000,000 shares of Series E preferred stock. As of the date of this report, there are 1,000,000 shares of Series E preferred stock outstanding. The Series E preferred stock ranks subordinate to the Company’s common stock. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holder of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of February 28, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Recent Sales of Unregistered Securities

On December 5, 2014, we issued 3,200 shares of common stock upon conversion of a convertible note payable in the amount of $16,000.

On January 2, 2015, we issued 3,400 shares of common stock upon conversion of a convertible note payable in the amount of $17,000.

On February 6, 2015, we issued 3,400 shares of common stock upon conversion of a convertible note payable in the amount of $17,000.

Each issuance of securities was issued without registration in reliance of the exemption from registration Section 3(a)9 of the Securities Act of 1933.

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

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives, and performance that involve risk, uncertainties, and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our Company

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Nevada on March 25, 2010. The Company’s business focus was the mobile electronics market, but is it currently transitioning to the transportation and trucking market.  The Company’s year-end is February 28. The company is located at 701 N. Green Valley Parkway, Suite 200, Henderson, NV, 89074. Our telephone number is (702) 990-3271.

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

On March 6, 2015 we announced that the primary focus of the Company will be an app-based nationwide trucking service.

Joint Ventures

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the twelve months ended February 28, 2015, the Company funded $45,000 to this joint venture for operating expenses.

Additionally, during the twelve months ended February 28, 2015, we spent $9,206 for expenses related to preparing our racecar for use at auto racing events in our Xperience segment. In June 2014, the Xperience joint venture began generating revenue by selling advertising space on its racecar.

Plan of Operations

We believe we do not have adequate funds to execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of February 28, 2015, we had cash on hand of $2,679.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $1,049,428 for the year ended February 28, 2015. We had a working capital deficit of $878,536 as of February 28, 2015. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended February 28, 2015 was $379,049.

We continue to rely on advances to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Fiscal year ended February 28, 2015 compared to the fiscal year ended February 28, 2014.

Revenue

Revenue increased to $6,750 for the year ended February 28, 2015, compared to $0 for the year ended February, 28, 2014. This increase is due to advertising we began selling on the racecar we acquired during the current year.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $595,679 and $575,334 for the years ended February 28, 2015 and 2014, respectively. The increase results from increased professional fees in fiscal year 2015.

Interest Expense

Interest expense increased from $109,047 for the year ended February 28, 2014 to $375,412 for the year ended February 28, 2015. Interest expense for the year ended February 28, 2015 included amortization of discount on convertible notes payable in the amount of $256,695, compared to $43,529 for the comparable period of 2014. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $1,049,428 for the year ended February 28, 2015 as compared to $766,675 for the comparable period of 2014. The increase in the net loss was primarily the result of the aforementioned increased interest expense.

Liquidity and Capital Resources

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

We incurred a net loss of $1,049,428 for the year ended February 28, 2015 and had net cash used by operating activities of $379,049 for the same period. We have negative working capital of $878,536 as of February 28, 2015. We financed the cash amounts to be used in these activities from the sale of common stock and from convertible notes payable.

As of February 28, 2015, we had $2,679 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of February 28, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of February 28, 2015 and 2014. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared; actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 28, 2015, the Company had a net loss of $1,049,428 and generated negative cash flow from operations in the amount of $379,049. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

On the Move Systems Corp.

Consolidated Financial Statements

February 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

On The Move Systems Corp.

Spokane, Washington

We have audited the accompanying balance sheet of On The Move Systems Corp. (the “Company”) as of February 28, 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On The Move Systems Corp. as of February 28, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that On The Move Systems Corp. will continue as a going concern.  As discussed in Note 2 to the financial statements, On The Move Systems Corp. suffered losses from operations and has negative operating cash flows, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

On the Move Systems Corp.

Tampa, FL

We have audited the accompanying consolidated balance sheet of On the Move Systems Corp. as of February 28, 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of On the Move Systems Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On the Move Systems Corp. as of February 28, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 26, 2014

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

	February 28, 2015	February 28, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,679	$30,183
Accounts receivable	5,250	—
Short-term assets of discontinued operation	—	7,005
Total current assets	7,929	37,188

Fixed assets net of accumulated depreciation of $11,874 and $0, respectively	80,130	—
Long-term assets of discontinued operation	—	17,751
TOTAL ASSETS	$88,059	$54,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$307,842	$247,672
Advances payable	—	130,037
Current portion of convertible notes payable, net of discount of $380,949 and $0, respectively	448,599	294,871
Current portion of capital lease obligation	5,645	—
Current portion of accrued interest payable	124,379	20,953
Liabilities related to assets held for sale	—	35,350
Total current liabilities	$886,465	$728,883

Convertible notes payable, net of discount of $500,339 and $615,024, respectively.	22,620	43,529
Convertible note payable to related party	164,190	—
Accrued interest payable	20,200	29,354
Capital lease obligation	22,080	—
TOTAL LIABILITIES	1,115,555	801,766

STOCKHOLDERS’ DEFICIT
Series E Preferred Stock, $0.0010 stated value; 20,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at February 28, 2015 and February 28, 2014, respectively	1,000	—
Common Stock, $0.0010 par value; 480,000,000 shares authorized; 75,361 shares issued and outstanding at February 28, 2015 and February 28, 2014, respectively	75	46
Additional paid-in capital	5,351,237	4,583,507
Accumulated deficit	(6,379,808)	(5,330,380)
Total stockholders’ deficit	(1,027,496)	(746,827)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$88,059	$54,939

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 28,
	2015	2014

REVENUE	$6,750	$—
COST OF REVENUE	—	—

GROSS PROFIT	6,750	—

OPERATING EXPENSES
Expenses related to joint ventures and other business development agreements	63,178	30,000
General and administrative expenses	595,679	575,334

Operating loss	(652,107)	(605,334)

OTHER INCOME (EXPENSE)
Interest expense	(375,412)	(109,047)
Total other income (expense)	(375,412)	(109,047)

Loss from continuing operations	(1,027,519)	(714,381)

Loss from discontinued operations	(21,909)	(52,294)

NET LOSS	$(1,049,428)	(766,675)

NET LOSS PER COMMON SHARE – Basic and diluted

Continuing operations	$(16.89)	$(17.64)
Discontinued operations	(0.36)	(1.29)

Net loss per common share	$(17.25)	$(18.93)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	60,820	40,506

On March 25, 2015, we effected a one-for-500 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reincorporation.

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

BALANCE, February 28, 2013	37,000	$37	—	$—	$3,878,963	$(4,563,705)	$(684,705)

Shares issued for conversion of notes payable	9,200	9	—	—	45,991	—	46,000
Beneficial conversion discount	—	—	—	—	658,553	—	658,553
Net loss	—	—	—	—	—	(766,675)	(766,675)

BALANCE, February 28, 2014	46,200	$46	—	$—	$4,583,507	$(5,330,380)	$(746,827)

Shares issued for conversion of notes payable	29,160	29	—	—	145,771	—	145,800
Beneficial conversion discount	—	—	—	—	522,959	—	522,959
Preferred shares issued for compensation	—	—	1,000,000	1,000	99,000	—	100,000
Net loss	—	—	—	—	—	(1,049,428)	(1,049,428)

BALANCE, February 28, 2015	75,360	$75	1,000,000	$1,000	$5,351,237	$(6,379,808)	$(1,027,496)

On March 25, 2015, we effected a one-for-500 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reincorporation.

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,049,428)	$(766,675)
Add: loss from discontinued operations	(21,909)	(52,294)
Loss from continuing operations	$(1,027,519)	$(714,381)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	256,695	43,529
Depreciation	11,874	—
Preferred stock issued for compensation	100,000	—

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(5,250)	—
Accounts payable and accrued liabilities	194,360	152,854
Accrued interest payable	116,196	65,518
Cash used in operating activities of discontinued operation	(25,405)	(37,737)
NET CASH USED IN OPERATING ACTIVITIES	(379,049)	(490,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(30,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(30,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	392,922	526,995
Repayments of capital lease obligation	(4,279)	—
Cash used in financing activities of discontinued operation	(7,098)	(22,265)
NET CASH PROVIDED BY FINANCING ACTIVITIES	381,545	504,730

NET INCREASE (DECREASE) IN CASH	(27,504)	14,513

CASH, at the beginning of the period	30,183	15,670

CASH, at the end of the period	$2,679	$30,183

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Refinancing of advances into convertible notes payable	$522,959	$658,553
Beneficial conversion on convertible note payable	$522,959	$658,553
Conversion of convertible notes payable and accrued interest	$145,800	$46,000
Automobile acquired under capital lease	$32,004	$—
Convertible note issued for reduction in accounts payable	$164,190	$—
Equipment acquired with accounts payable	$30,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

Note 1. Background Information

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Nevada on March 25, 2010. The Company’s business focus was the mobile electronics market, but is it currently transitioning to the transportation and trucking market.  The Company’s year-end is February 28. The company is located at 701 N. Green Valley Parkway, Suite 200, Henderson, NV, 89074. Our telephone number is (702) 990-3271.

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

On March 6, 2015, we announced that the primary focus of the Company will be an app-based nationwide trucking service.

Joint Ventures

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the year ended February 28, 2015, the Company funded $45,000 to this joint venture for operating expenses.

Additionally, during the year ended February 28, 2015, we spent $9,206 for expenses related to preparing our race car for use at auto racing events in our Xperience segment. In June 2014, the Xperience joint venture began generating revenue by selling advertising space on its racecar.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 28, 2015, the Company incurred a net loss of $1,049,428 and had negative cash flow from operating activities of $379,049. As of February 28, 2015, the Company had negative working capital of $878,536. Management does not anticipate having positive cash flow from operations in the near future.  These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Crawford Mobile Installation Corp.; On the Move Experience, LLC; and OMV Transports, LLC. Significant intercompany transactions have been eliminated in consolidation. We disposed of Crawford Mobile Installation Corp. on September 1, 2014. The fiscal year-end for the Company and its subsidiaries is February 28.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $2,679 and $30,183 at February 28, 2015 and February 28, 2014, respectively.

Inventory

The Company follows ASC 330, Inventory. Inventory consisted of aftermarket electronic products and other items valued at the lower of cost or market, with cost determined using the specific identification method, and with market defined as the lower of replacement cost or realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company had no allowance for bad debt at February 28, 2015 and 2014.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. During the year ended February 28, 2015, the Company determined that assets related to discontinued operations were impaired. The Company wrote down assets related to discontinued operations on the books of CMIC to their net realizable value and recognized a loss of $6,425.

Revenue and Cost Recognition

The Company follows ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. The Company’s revenue is the result of selling advertising space on the race car that it owns. Revenue is typically recognized on a monthly basis according to the advertising contract.

Advertising Costs

The Company’s policy is to expense advertising costs when they are incurred.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of February 28, 2015 or February 28, 2014.

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

The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the year ended February 28, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the periods ended February 28, 2015 and 2014, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At February 28, 2015, the Company had 398,261,217 potentially issuable shares upon the conversion of convertible notes payable and interest. Based on our stock price on March 31, 2015, the value of these shares if exercised would be $396,599,941.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable and capital lease obligation is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of February 28, 2015 and 2014.

Recently Issued Accounting Pronouncements

We have reviewed the FASB Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 4. Disposal of Crawford Mobile Installation Corp.

The Company has defaulted on the $90,000 promissory note to John Crawford that was signed on March 25, 2011. Per the terms of the note, upon default the Company is to provide Mr. Crawford with 100% of the shares that it holds in Crawford Mobile Installation Corp (“CMIC”). On September 1, 2014, the Company notified Mr. Crawford that it was in default on the note, triggering the transfer of CMIC to Mr. Crawford. As a result of the notice of default on the note payable to Mr. Crawford and effective August 31, 2014, the Company determined that assets related to discontinued operations were impaired. The Company wrote down assets related to discontinued operations to their net realizable value and recognized a loss of $6,425. On September 1, 2014, all of the assets and liabilities of CMIC reverted to Mr. Crawford. We recognized no additional gain or loss on this transaction on September 1, 2014.

The Company recognizes CMIC as a discontinued operation, in accordance with ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Assets and Liabilities of Discontinued Operations

	February 28, 2015	February 28, 2014

Assets of discontinued operations

Cash and cash equivalents	$—	$2,435
Accounts receivable	—	755
Inventory	—	3,815
Fixed assets	—	17,751
Total assets held for disposal	$—	$24,756

Liabilities of discontinued operations

Accounts payable	$—	$3,671
Accounts payable to related party	—	13,227
Notes payable to related party	—	18,452
Total liabilities held for disposal	$—	$35,350

Income and Expenses of Discontinued Operations

	Year ended February 28,
	2015	2014

Revenue	$50,027	$87,385
Cost of goods sold	28,677	68,324
Gross profit	21,350	19,061

General and administrative expenses	43,259	71,355

Loss due to CMIC	$(21,909)	$(52,294)

Total loss on CMIC in consolidated statements of operations	(21,909)	(52,294)

Note 5. Fixed Assets

Fixed assets of the Company include vehicles and are stated at cost. Expenditures for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

On May 1, 2014, the Company entered into a capital lease agreement to acquire a racecar, which will be used in our Xperience business segment. The racecar was recorded at the present value of the future minimum lease payments in the amount of $32,004.

On August 14, 2014, we purchased ten 53-foot tri-axle trailers for $60,000 to be used in its specialty transportation segment. We paid a $15,000 down payment and have paid an additional $15,000 toward this purchase. The remaining $30,000 is included in accounts payable as of February 28, 2015.

Depreciation on the leased vehicle is provided on the straight-line method over the five-year term of the lease. Depreciation of the trailers is calculated on the straight-line method over the estimated useful lives of five years. The Company recognized depreciation expense of $11,874 and $0 during the twelve months ended February 28, 2015 and 2014, respectively.

Note 6. Capital lease obligation

	February 28, 2015	February 28, 2014

Capital lease – race car, interest at 10%, payments of $680 per month, term 5 years	$27,725	$—

Less: current portion of capital lease obligations	5,645	—
	$22,080	$—

The lease for the racecar meets the accounting criteria for a capital lease with the lease covering over 75% of the economic life of the asset.

Capital Leases-Future Minimum Lease Payments

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of February 28, 2015 are as follows:

For the periods ending February 28,
2016	$8,160
2017	8,160
2018	8,160
2019	8,160
2020	1,375
Total minimum lease payments	$34,015

Total minimum lease payments	$34,015
Less: Amount representing interest	(6,291)
Present value of net minimum lease and debt payments	27,724
Less: Current maturities of capitalized lease obligation and debt	(5,645)
Long-term capitalized lease obligation	$22,080

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

The purchase price was paid with $10,000 in cash at closing and a note payable for the remaining $90,000. The note bears interest at 10% per year and was payable in monthly installments of $2,500 with a balloon payment of the remaining principal and interest due February 1, 2014.  We entered default on the note on February 1, 2014. On September 1, 2014, control of CMIC reverted to the noteholder, John Crawford, per the default remedies specified in the note.  (See Note 4.)

Issuance of Preferred Stock

On May 8, 2014, the Company issued 1,000,000 shares of Series E preferred stock to Masclo Investment Corporation, a Panama corporation, (“Masclo”) in order to reestablish Masclo’s control of the Company which had been lost as a result of common stock issued for conversions of convertible notes payable. This transaction was accounted for as stock compensation to Masclo. The Company recorded $100,000 of expense based on the fair value of the Series E preferred stock. Masclo owned 9,000,000 shares of common stock of the Company prior to this transaction.

On January 31, 2015 we issued a convertible note payable to Masclo in exchange for $164,190 in cash, which was used to reduce our accounts payable. The note matures on February 28, 2017. It is unsecured, bears interest at 10% and is convertible into common shares at a rate of $0.10 per share.

Services Provided by KM Delaney & Assoc.

During the years ended February 28, 2015 and 2014, KM Delaney & Assoc. (“KMDA”) has provided office space and certain administrative functions to the Company. The services provided include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As a part of the services provided to the Company, KMDA receives the advances from the lender (See Note 8.) and disburses those funds to the Company. During the years ended February 28, 2015 and 2014, KMDA billed the Company $187,111 and $154,922, respectively, for those services. As of February 28, 2015 and 2014, KMDA was owed $217,589 and $243,672, respectively. These amounts are included in accounts payable on the balance sheet.

Amounts Due to Related Parties

As of February 28, 2015 and February 28, 2014, there were accrued liabilities in the amount of $0 and $13,227 owed to related parties. These amounts related primarily to accrued compensation earned during the year ended February 28, 2014, which remained unpaid as of the end of the fiscal year 2014. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 8. Advances

During the year ended February 28, 2015, the Company received unsecured advances from Vista View Ventures Inc. totaling $392,922. These advances are non-interest bearing and payable on demand. As discussed in Note 7 above, the advances were paid from Vista View Ventures Inc. to KMDA and then by KMDA to the Company on behalf of Vista View Ventures, Inc. These advances are typically converted to convertible notes payable on a quarterly basis as discussed below.

On August 31, 2014, the Company refinanced $355,652 of non-interest bearing advances into a convertible note payable. The convertible note payable matures on August 31, 2016; it bears interest at 10% and is convertible into common shares at a rate of $0.002 per share. All principal and accrued interest is payable on the maturity date.

On November 30, 2014, the Company refinanced $103,950 of non-interest bearing advances into a convertible note payable. The convertible note payable matures on November 30, 2016; it bears interest at 10% and is convertible into common shares at a rate of $0.002 per share. All principal and accrued interest is payable on the maturity date.

On February 28, 2015, the Company refinanced $63,357 of non-interest bearing advances into a convertible note payable. The convertible note payable matures on February 28, 2017; it bears interest at 10% and is convertible into common shares at a rate of $0.001 per share. All principal and accrued interest is payable on the maturity date.

At February 28, 2015 and February 28, 2014, the Company owed Vista View Ventures Inc. $0 and $130,037, respectively, for advances provided to the Company.

Note 9. Convertible Notes Payable

Convertible notes payable consist of the following as of February 28, 2015 and February 28, 2014:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance February 28, 2015	Balance February 28, 2014
February 28, 2011	February 27, 2013	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2016	10%	$0.01	138,395	262,271
May 31, 2013	May 31, 2015	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2015	10%	$0.01	396,958	396,958
August 31, 2014	November 30, 2016	10%	$0.002	355,652	—
November 30, 2014	November 30, 2016	10%	$0.002	103,950	—
February 28, 2015	February 28, 2017	10%	$0.001	63,357	—
Total convertible notes payable				1,352,507	953,424

Less: current portion of convertible notes payable				(829,548)	(294,871)
Less: discount on noncurrent convertible notes payable				(500,339)	(615,024)
Long-term convertible notes payable, net of discount				$22,620	$43,529

Current portion of convertible notes payable				$829,548	$294,871
Less: discount on current portion of convertible notes payable				(380,949)	—
Current portion of convertible notes payable, net of discount				$448,599	$294,871

All of the above notes are unsecured. The note dated February 28, 2011 is currently is in default and bears default interest at 18% per annum.

On August 31, 2014, the Company refinanced $355,652 of non-interest bearing advances into a convertible note payable. The convertible note payable matures on August 31, 2016; it bears interest at 10% and is convertible into common shares at a rate of $0.002 per share. All principal and accrued interest is payable on the maturity date.

On November 30, 2014, the Company refinanced $103,950 of non-interest bearing advances into a convertible note payable. The convertible note payable matures on November 30, 2016; it bears interest at 10% and is convertible into common shares at a rate of $0.002 per share. All principal and accrued interest is payable on the maturity date.

On February 28, 2015, the Company refinanced $63,357 of non-interest bearing advances into a convertible note payable. The convertible note payable matures on February 28, 2017; it bears interest at 10% and is convertible into common shares at a rate of $0.001 per share. All principal and accrued interest is payable on the maturity date.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $355,652, $103,950 and $63,357 on the dates the notes were signed. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. The discounts are amortized at an effective interest rate of 228.9%, 223.1%, 258.2%; 279.38% and 277.1% for the convertible notes dated May 31, 2013; November 30, 2013; August 31, 2014; November 30, 2014; and February 28, 2015, respectively. During the years ended February 28, 2015 and 2014, we amortized beneficial conversion discounts of $256,695 and $43,529, respectively, to interest expense.

During the year ended February 28, 2015, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts show below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
March 24, 2014	$10,000	2,000
April 25, 2014	10,000	2,000
May 8, 2014	10,000	2,000
May 16, 2014	4,800	960
June 3, 2014	10,000	2,000
June 12, 2014	10,000	2,000
July 18, 2014	12,000	2,400
August 14, 2014	14,000	2,800
September 24, 2014	15,000	3,000
December 5, 2014	16,000	3,200
January 2, 2015	17,000	3,400
February 6, 2015	17,000	3,400
Total	$145,800	29,160

Note 10. Convertible Notes Payable to Related Parties

Convertible notes payable to related parties consist of the following as of February 28, 2015 and February 28, 2014:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance February 28, 2015	Balance February 28, 2014
January 31, 2015	February 28, 2017	10%	$0.10	$164,190	$—
Total convertible notes payable				164,190	—

Less: current portion of convertible notes payable				—	—
Less: discount on noncurrent convertible notes payable				—	—
Long-term convertible notes payable, net of discount				$164,190	$—

On January 31, 2015, we issued a convertible note payable for $164,190 to Panama Iphone Corp., a significant shareholder of the Company. The note proceeds were used to reduce our accounts payable by the same amount. The note matures on February 28, 2017. This note is unsecured, bears interest at 10% and is convertible into shares of common stock at a rate of $0.10 per share.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be greater than the market value of underlying common stock at the inception of the note. As a result, we determined that no beneficial conversion feature was necessary on this note.

Note 11. Debt Payment Obligations

The principal due on our convertible notes payable and convertible notes payable to related parties, is as follows:

For the periods ending February 28,
2016	$829,548
2017	687,149
2018	—
2019	—
2020	—
Total payments	$1,516,697

Note 12. Stockholders’ Equity

Conversion of convertible notes payable

During year ended February 28, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
March 24, 2014	$10,000	2,000
April 25, 2014	10,000	2,000
May 8, 2014	10,000	2,000
May 16, 2014	4,800	960
June 3, 2014	10,000	2,000
June 12, 2014	10,000	2,000
July 18, 2014	12,000	2,400
August 14, 2014	14,000	2,800
September 24, 2014	15,000	3,000
December 5, 2014	16,000	3,200
January 2, 2015	17,000	3,400
February 6, 2015	17,000	3,400
Total	$145,800	29,160

Preferred Stock

On May 8, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.001 and ranks subordinate to the Company’s common stock. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the same date, the Company issued 1,000,000 shares of Series E preferred stock to Masclo Investment Corporation, a Panama corporation, (“Masclo”) for compensation. Masclo owned 9,000,000 shares of common stock of the Company prior to this transaction.

Note 13. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended February 28, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended February 28, 2015 and 2014 are as follows.

	2015	2014

Tax benefit at U.S. statutory rate	$356,806	$361,921
Valuation allowance	(356,806)	(361,921)
	$—	$—

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

The tax returns for fiscal years 2011 through 2015 are still open for review by the Internal Revenue Service.

As of February 28, 2015, the Company had United States net operating loss carryforwards (“NOLs”) of approximately $1,730,000, which begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes. If so, the use of our NOLs against our future taxable income may be subject to an annual limitation under Section 382.

Note 14. Subsequent Events

On March 25, 2015, the Company reincorporated from Florida to Nevada. Our board of directors and the owners of a majority of our outstanding voting stock approved the reincorporation. Each of our shareholders as of the record date will be entitled to receive one share of the Nevada company’s common stock for each 500 shares they own in the Florida company. Fractional shares will be rounded up to the next whole share, and the number of additional whole share will be such that each shareholder will own at least give shares. The Nevada corporation is authorized to issue 480,000,000 shares of common stock having a par value of $0.001 per share and 20,000,000 shares of preferred stock having a value of $0.001 per share. The board of directors and officers of the Nevada company will consist of the same persons who are directors and officers who were directors and officers prior to the reincorporation. Our new principal executive offices are now at 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada.

On April 1, 2015, Panama Iphone Corp. elected to convert $100,000 of our convertible note payable dated January 31, 2015, into 1,000,000 shares of our common stock. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement that provided for conversion.

During the period from February 28, 2015 through the issuance of this report, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts show below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
April 22, 2015	$500	50,000
April 23, 2015	500	50,000
May 20, 2015	1,650	165,000
May 21, 2015	250	25,000
Total	$2,900	290,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None

Disagreements with Accountants

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15€ and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of February 28, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2015

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Robert Wilson 701 N. Green Valley Parkway, Suite 200 Henderson, NV 89074	58	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

Mr. Wilson was appointed as CEO and a member of the board of directors on August 29, 2013.

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

Code of Business Conduct and Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Wilson is paid $120,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended February 28, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Wilson	2015	125,000	—	—	—	—	—	—	125,000
CEO	2014	65,000	—	—	—	—	—	—	65,000

Patrick Brown	2014	70,000	—	—	—	—	—	—	70,000
Former CEO	2013	120,000	—	—	—	—	—	—	120,000

OUTSTANDING EQUITY AWARDS AT FEBRUARY 28, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Robert Wilson	—	—	—	—	—	—	—	—	—

Patrick Brown	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Robert Wilson. Mr. Wilson also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay direc’or’s fees or other cash compensation for services rendered as a director in the year ended February 28, 2015 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant, or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of May 22, 2015, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Panama iPhone Corp. (1)	18,000	23.9%
(formerly Masclo Investment Corporation)

Robert Wilson	—	0.0%

All directors and executive officers as a group (1 person)	—	0.0%

(1)

In addition to the common stock, Panama iPhone Corp. owns 1,000,000 shares of the Company’s Series E preferred stock which represents 100% of the outstanding Series E preferred stock. The Series E preferred stock ranks subordinate to the Company’s common stock. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, MaloneBailey, LLC and its former independent accountants, GBH CPAs, PC and Messineo & Co, CPAs LLC, for the years ended February 28, 2015 and 2014:

	2015	2014
Audit Fees
Paid to MaloneBailey, LLC	$10,000	$—
Paid to GBH CPAs, PC	29,075	6,800
Paid to Messineo & Co, CPAs, LLC	600	14,223

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$39,675	$21,023

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by MaloneBailey, LLC  and Messineo & Co, CPAs, LLC described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)

101	XBRL Interactive Data (2),(3)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 14, 2010.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: June 15, 2015	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director