Form 10-Q
period 2015-05-31
ON THE MOVE SYSTEMS CORP.
filed 2015-07-17
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 29, 2015, there were 2,315,060 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “OMVS”, “our,” and “us” refers to On the Move Systems Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2015	February 28, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,154	$2,679
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	7,500	5,250
Total current assets	14,654	7,929

Fixed assets net of accumulated depreciation of $16,499 and $11,874, respectively	75,505	80,130
TOTAL ASSETS	$90,159	$88,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,344	$307,842
Current portion of convertible notes payable, net of discount of $243,199 and $380,949, respectively	586,349	448,599
Current portion of capital lease obligation	5,777	5,645
Current portion of accrued interest payable	144,373	124,379
Total current liabilities	$1,132,843	$886,465

Convertible notes payable, net of discount of $556,372 and $500,339, respectively.	31,970	22,620
Convertible note payable to related party	66,889	164,190
Accrued interest payable	34,481	20,200
Capital lease obligation	20,572	22,080
TOTAL LIABILITIES	1,286,755	1,115,555

STOCKHOLDERS’ DEFICIT
Series E Preferred Stock, $0.0010 stated value; 20,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	1,000	1,000
Common Stock, $0.0010 par value; 480,000,000 shares authorized; 1,365,593 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	1,366	75
Additional paid-in capital	5,518,229	5,351,237
Accumulated deficit	(6,717,191)	(6,379,808)
Total stockholders’ deficit	(1,196,596)	(1,027,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$90,159	$88,059

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31,
	2015	2014

REVENUE	$2,250	$—
COST OF GOODS SOLD	—	—

GROSS PROFIT	2,250	—

OPERATING EXPENSES
Expenses related to joint ventures and other business development agreements	—	23,786
General and administrative expenses	151,994	198,799

Operating Loss	(149,744)	(222,585)

OTHER INCOME (EXPENSE)
Interest expense	(187,639)	(61,900)

Income from Continuing Operations	(337,383)	(284,485)

Loss from discontinued operations	—	(14,276)

NET LOSS	$(337,383)	(298,761)

NET LOSS PER COMMON SHARE – Basic and diluted
Continuing operations	$(0.43)	(5.79)
Discontinued operations	—	(0.29)

Net loss per common share	$(0.43)	(6.08)

COMMON SHARES OUTSTANDING – Basic and diluted	791,944	49,117

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, February 28, 2015	75,360	$75	1,000,000	$1,000	$5,351,237	$(6,379,808)	$(1,027,496)

Shares issued for conversion of notes payable	1,290,000	1,290	—	—	101,610	—	102,900
Discount on issuance of convertible note payable	—	—	—	—	65,383	—	65,383
Share rounding on reincorporation	233	1	—	—	(1)	—	—
Net Loss	—	—	—	—	—	(337,383)	(337,383)

BALANCE, May 31, 2015	1,365,593	$1,366	1,000,000	$1,000	$5,518,229	$(6,717,191)	$(1,196,596)

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended May 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(337,383)	$(298,761)
Add: loss from discontinued operations	—	(14,276)
Loss from continuing operations	$(337,383)	$(284,485)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	147,100	36,337
Depreciation	4,625	544
Preferred stock issued for services	—	100,000
Accrued interest payable	39,874	25,300

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(2,250)	—
Prepaid expenses	—	(11,469)
Accounts payable and accrued liabilities	88,502	44,200
Accounts payable to related party	—	3,423
Operating assets and liabilities of discontinued operations	—	(15,000)
NET CASH USED IN OPERATING ACTIVITIES	(59,532)	(101,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	65,383	105,630
Repayments of capital lease obligation	(1,376)	(416)
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,007	105,214

NET INCREASE (DECREASE) IN CASH	4,475	4,064

CASH, at the beginning of the period	2,679	30,183

CASH, at the end of the period	$7,154	$34,247

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$65,383	$—
Beneficial conversion on convertible note payable	$65,383	$—
Conversion of convertible notes payable.	$102,900	$34,800
Automobile acquired under for lease	$—	$32,004

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015

Note 1. General Organization and Business

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Nevada on March 25, 2010. We reincorporated into Nevada on February 17, 2015. Our business focus is transportation services. We are currently exploring the on-demand logistics market by developing a network of logistics partnerships. Our year-end is February 28. The company is located at 701 N. Green Valley Parkway, Suite 200, Henderson, NV 89074. Our telephone number is (702) 990-3271.

On March 25, 2011, Crawford Mobile Installation Corp. (“CMIC”), a wholly owned subsidiary of the Company acquired all of the assets and assumed certain liabilities of Crawford Mobile Install (“CMI”), a provider of mobile electronics for vehicles. We disposed of this business on September 1, 2014.

Joint Ventures

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the three months ended May 31, 2015, we have provided no additional funding to this joint venture.

Additionally, during the three months ended May 31, 2015, we spent $9,206 for expenses related to preparing our race car for use at auto racing events in our Xperience segment. In June 2014, the Xperience joint venture began generating revenue by selling advertising space on its race car.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended May 31, 2015, the Company had a net loss of $337,383 and negative cash flow from operating activities of $59,532. As of May 31, 2015, the Company had negative working capital of $1,118,189. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

These unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 28, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended May 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending February 29, 2016.

Principals of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, On the Move Experience, LLC and OMV Transports, LLC. Intercompany transactions have been eliminated in consolidation. The fiscal year-end for the Company and its subsidiaries is February 28.

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

Note 4. Related Party Transactions

Our officers and are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

Conversion of Related Party Convertible Note

On April 1, 2015, Panama iPhone Corp. (formerly Masclo Investment Corporation) converted $100,000 of principal and accrued interest on the convertible note dated January 31, 2015 into 1,000,000 shares of common stock. As of May 31, 2015, the remaining principal balance on the convertible note was $66,889.

Services Provided by KM Delaney & Assoc.

During the three months ended May 31, 2015 and 2014, KM Delaney & Assoc (“KMDA”) has provide office space and certain administrative functions to us. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to the Company, KMDA receives the advances from the lender (See note 9) and disburses those funds to us. During the three months ended May 31, 2015 and 2014, KMDA billed us $73,119 and $43,445, respectively, for those services. As of May 31, 2015 and February 28, 2015, we owed KMDA $217,589 and $217,589, respectively. These amounts are included in accounts payable on the balance sheet.

Note 5. Advances

During the three months ended May 31, 2015, the Company received unsecured advances from Vista View Ventures Inc. totaling $65,383. These advances are non-interest bearing and payable on demand. As discussed in note 8, the advances were paid from Vista View Ventures Inc. to KMDA and then by KMDA to the Company on behalf of Vista View Ventures, Inc. These advances are typically converted to convertible notes on a quarterly basis.

On May 31, 2015, we refinanced $65,383 of non-interest bearing advances into a convertible note. The convertible note matures on May 31, 2017; it bears interest at 10% and is convertible into common shares at a rate of $1.00 per share. All principal and interest is payable on the maturity date.

At May 31, 2015 and February 28, 2015, the Company owed Vista View Ventures Inc. $0 and $0, respectfully, for advances provided to the Company.

Note 6. Convertible Notes Payable

Convertible notes payable consist of the following as of May 31, 2015 and February 28, 2015:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance May 31, 2015	Balance February 28, 2015
February 28, 2011	February 27, 2013	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2015	10%	$0.01	138,395	138,395
May 31, 2013	May 31, 2015	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2015	10%	$0.01	396,958	396,958
August 31, 2014	August 31, 2016	10%	$0.002	355,652	355,652
November 31, 2015	November 30, 2017	10%	$0.002	103,950	103,950
February 28, 2015	February 28, 2017	10%	$0.001	63,357	63,357
May 31, 2015	May 31, 2017	10%	$1.00	65,383	—
Total convertible notes payable				1,417,890	1,352,507

Less: current portion of convertible notes payable				(829,548)	(829,548)
Less: discount on noncurrent convertible notes payable				(556,372)	(500,339)
Long-term convertible notes payable, net of discount				$31,970	$22,620

Current portion of convertible notes payable				829,548	829,548
Less: discount on current portion of convertible notes payable				(243,199)	(380,949)
Current portion of convertible notes payable, net of discount				$586,349	$448,599

All of the notes above are unsecured. The note dated February 28, 2011 is currently is in default and bears default interest at 18% per annum.

On May 31, 2015, the Company refinanced $65,383 of non-interest bearing advances into a convertible note. The convertible note matures on May 31, 2017; it bears interest at 10% and is convertible into common shares at a rate of $1.00 per share. All principal and accrued interest is payable on the maturity date.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a discount for the beneficial conversion feature of $65,383, in aggregate, on the date the notes were signed. The discount is amortized at an effective interest rate of 277.49%. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. During the three months ended May 31, 2015 and 2014, we recognized interest expense of $147,100 and $36,337, respectively, as a result of the amortization of discounts to the convertible notes payable.

During three months ended May 31, 2015, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts show below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
April 22, 2015	$500	50,000
April 23, 2015	500	50,000
May 20, 2015	1,650	165,000
May 21, 2015	250	25,000
Total	$2,900	290,000

Note 7. Convertible Notes Payable to Related Party

Convertible notes payable to related parties consist of the following at May 31, 2015 and February 28, 2015:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance May 31, 2015	Balance February 28, 2015
January 31, 2015	February 28, 2017	10	$0.10	$66,889	$164,190
Total convertible notes payable to related party				66,889	164,190

Less: current portion of related party convertible notes payable				—	—
Less: discount on noncurrent related party convertible notes payable				—	—
Long-term convertible notes payable to related party, net of discount				$66,889	$164,190

On January 31, 2015, we issued a convertible note payable for $164,190 to Panama iPhone Corp., a significant shareholder of the Company. The note proceeds were used to reduce our accounts payable by the same amount. The note matures on February 28, 2017. This note is unsecured, bears interest at 10%, and is convertible into shares of common stock at a rate of $0.10 per share.

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

Note 8. Debt Payment Obligations

	Twelve months ended May 31,
	2016	2017	2018	2019	2020	Total
Convertible notes	$829,548	$588,342	$—	$—	$—	$1,417,890
Convertible notes to related party	—	66,889	—	—	—	66,889
Capital lease	5,777	6,384	7,057	7,131	—	26,349
Total	$835,325	$661,615	$7,057	$7,131	$—	$1,511,128

Note 9. Stockholders’ Equity

Conversion of convertible notes payable

During three months ended May 31, 2015, the holders of our convertible notes elected to convert principal and interest into shares of common stock as detailed below:

Date	Amount Converted	Number of Shares Issued
April 22, 2015	$500	50,000
April 23, 2015	500	50,000
May 20, 2015	1,650	165,000
May 21, 2015	250	25,000
Total	$2,900	290,000

Conversion of Related Party Convertible Note

On April 1, 2015, Panama iPhone Corp. (formerly Masclo Investment Corporation) converted $100,000 of principal and accrued interest on the convertible note dated January 31, 2015 into 1,000,000 shares of common stock. As of May 31, 2015, the remaining principal balance on the convertible note was $66,889.

Note 10. Subsequent Events

On June 11, 2015, the holder of the convertible note dated January 31, 2013 elected to convert $600 of accrued interest into 60,000 shares of common stock at a rate of $0.01 per share.

On June 19, 2015, the holder of the convertible note dated January 31, 2013 elected to convert $400 of accrued interest into 40,000 shares of common stock at a rate of $0.01 per share.

On June 25, 2015, the holder of the convertible note dated January 31, 2103 elected to convert the remaining $68,447 of principal and accrued interest into 684,467 shares of common stock at a rate of $0.10 per share.

On July 1, 2015, two holders of the convertible note dated January 31, 2103 elected to convert $1,200 of principal and accrued interest into 120,000 shares of common stock at a rate of $0.01 per share.

On July 10, 2015, the holder of the convertible note dated January 31, 2013 elected to convert $450 of principal and accrued interest into 45,000 shares of common stock at a rate of $0.01 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Nevada on March 25, 2010. We reincorporated into Nevada on February 17, 2015. Our business focus is transportation services. We are currently exploring the on-demand logistics market by developing a network of logistics partnerships. Our year-end is February 28. The company is located at 701 N. Green Valley Parkway, Suite 200, Henderson, NV 89074. Our telephone number is (702) 990-3271.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended February 28, 2015 on Form 10-K.

Results of Operations

Three months ended May 31, 2015 compared to the three months ended May 31, 2014.

Revenue

Revenue increased to $2,250 for the three months ended May 31, 2015, compared to $0 for the three months ended May 31, 2014 due to the commencement of race car advertising sales in June 2014.

Expenses related to joint ventures and other business development agreements

We recognized expenses related to joint ventures and other business development agreements of $0 for the three months ended May 31, 2015, compared to $23,786 during the comparable period of 2013. The decrease is because we have not made additional contribution to our Xperience joint venture this year.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $151,994 and $198,799 for the three months ended May 31, 2015 and ended 2014, respectively. The decrease was driven by a $55,326 reduction in professional fees, which was offset by small increases in other general and administrative expenses.

Interest Expense

Interest expense increased from $61,900 for the three months ended May 31, 2014 to $187,639 for the three months ended May 31, 2015. Interest expense for the three months ended May 31, 2015 included amortization of discount on convertible notes payable of $147,100, compared to $36,337 for the comparable period of 2014. There was a small $401 increase in interest expense related to our capitalized race car lease. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $337,383 for the three months ended May 31, 2015 as compared to $298,761 for the comparable period of 2014. The decrease in the net loss was primarily the result of the increase in interest expense.

Liquidity and Capital Resources

At May 31, 2015, we had cash on hand of $7,154. The company has negative working capital of $1,118,189 . Net cash used in operating activities for the three months ended May 31, 2015 was $59,532. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of May 31, 2015.

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

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of May 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2015, we issued 1,000,000 shares of common stock upon conversion of $100,000 of a convertible note.

On April 22, 2015, we issued 50,000 shares of common stock upon conversion of $500 of a convertible note.

On April 23, 2015, we issued 50,000 shares of common stock upon conversion of $500 of a convertible note.

On May 20, 2015, we issued 55,000 shares of common stock upon conversion of $550 of a convertible note.

On May 20, 2015, we issued 110,000 shares of common stock upon conversion of $1,100 of a convertible note.

On May 21, 2015, we issued 25,000 shares of common stock upon conversion of $500 of a convertible note.

On June 11, 2015, we issued 60,000 shares of common stock upon conversion of $600 of a convertible note.

On June 19, 2015, we issued 40,000 shares of common stock upon conversion of $500 of a convertible note.

On June 25, 2015, we issued 685,467 shares of common stock upon conversion of $68,447 of a convertible note.

On July 1, 2015, we issued 120,000 shares of common stock upon conversion of $1,200 of a convertible note.

Each issuance of securities was issued without registration in reliance of the exemption from registration Section 3(a)9 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14	Code of Ethics (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 14, 2010

(2)	Filed or furnished herewith

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: July 17, 2015	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director