Form 10-Q/A
period 2015-05-31
ON THE MOVE SYSTEMS CORP.
filed 2015-07-24
CIK 1498148

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2015 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended May 31, 2015, filed with the Securities and Exchange Commission on July 17, 2015.

Additionally, we corrected a few typographical errors as follows:

1)   On the CONSOLIDATED BALANCE SHEETS on page 4, the common stock line item label has been corrected to include the number of shares for the February 28, 2015 period: “Common Stock, $0.0010 par value; 480,000,000 shares authorized; 1,365,593 and 75,360 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively”

2)   On the CONSOLIDATED STATEMENTS OF CASH FLOWS on page 7, the line item “Accrued interest payable” has been relocated from under the incorrect heading “Adjustments to reconcile net loss to net cash used in operating activities:” to under the correct heading “Changes in operating assets and liabilities:”. No numerical changes were made.

3)   In Note 3. Summary of Significant Accounting Policies on page 9, the incorrect spelling of the heading “Principals of Consolidation” has been corrected to “Principles of Consolidation”.

4)   In Note 6. Convertible Notes Payable on page 10, in the first table, the following two dates were corrected:

a)   Under the column heading “Issued”, the incorrect date of “November 31, 2015” has been corrected to “November 30, 2014”.

b)   Under the column heading “Maturity”, the incorrect date of “November 30, 2017” has been corrected to “November 30, 2016”.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2015	February 28, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,154	$2,679
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	7,500	5,250
Total current assets	14,654	7,929

Fixed assets net of accumulated depreciation of $16,499 and $11,874, respectively	75,505	80,130
TOTAL ASSETS	$90,159	$88,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,344	$307,842
Current portion of convertible notes payable, net of discount of $243,199 and $380,949, respectively	586,349	448,599
Current portion of capital lease obligation	5,777	5,645
Current portion of accrued interest payable	144,373	124,379
Total current liabilities	$1,132,843	$886,465

Convertible notes payable, net of discount of $556,372 and $500,339, respectively.	31,970	22,620
Convertible note payable to related party	66,889	164,190
Accrued interest payable	34,481	20,200
Capital lease obligation	20,572	22,080
TOTAL LIABILITIES	1,286,755	1,115,555

STOCKHOLDERS’ DEFICIT
Series E Preferred Stock, $0.0010 stated value; 20,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	1,000	1,000
Common Stock, $0.0010 par value; 480,000,000 shares authorized; 1,365,593 and 75,360 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	1,366	75
Additional paid-in capital	5,518,229	5,351,237
Accumulated deficit	(6,717,191)	(6,379,808)
Total stockholders’ deficit	(1,196,596)	(1,027,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$90,159	$88,059

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

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended May 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(337,383)	$(298,761)
Add: loss from discontinued operations	—	(14,276)
Loss from continuing operations	$(337,383)	$(284,485)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	147,100	36,337
Depreciation	4,625	544
Preferred stock issued for services	—	100,000

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(2,250)	—
Prepaid expenses	—	(11,469)
Accounts payable and accrued liabilities	88,502	44,200
Accounts payable to related party	—	3,423
Accrued interest payable	39,874	25,300
Operating assets and liabilities of discontinued operations	—	(15,000)
NET CASH USED IN OPERATING ACTIVITIES	(59,532)	(101,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	65,383	105,630
Repayments of capital lease obligation	(1,376)	(416)
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,007	105,214

NET INCREASE (DECREASE) IN CASH	4,475	4,064

CASH, at the beginning of the period	2,679	30,183

CASH, at the end of the period	$7,154	$34,247

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$65,383	$—
Beneficial conversion on convertible note payable	$65,383	$—
Conversion of convertible notes payable.	$102,900	$34,800
Automobile acquired under for lease	$—	$32,004

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

At May 31, 2015 and February 28, 2015, the Company owed Vista View Ventures Inc. $0 and $0, respectfully, for advances provided to the Company.

Note 6. Convertible Notes Payable

Convertible notes payable consist of the following as of May 31, 2015 and February 28, 2015:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance May 31, 2015	Balance February 28, 2015
February 28, 2011	February 27, 2013	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2015	10%	$0.01	138,395	138,395
May 31, 2013	May 31, 2015	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2015	10%	$0.01	396,958	396,958
August 31, 2014	August 31, 2016	10%	$0.002	355,652	355,652
November 30, 2014	November 30, 2016	10%	$0.002	103,950	103,950
February 28, 2015	February 28, 2017	10%	$0.001	63,357	63,357
May 31, 2015	May 31, 2017	10%	$1.00	65,383	—
Total convertible notes payable				1,417,890	1,352,507

Less: current portion of convertible notes payable				(829,548)	(829,548)
Less: discount on noncurrent convertible notes payable				(556,372)	(500,339)
Long-term convertible notes payable, net of discount				$31,970	$22,620

Current portion of convertible notes payable				829,548	829,548
Less: discount on current portion of convertible notes payable				(243,199)	(380,949)
Current portion of convertible notes payable, net of discount				$586,349	$448,599

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14	Code of Ethics (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2) ,(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 14, 2010

(2)	Filed or furnished herewith

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: July 24, 2015	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director