Form 10-Q
period 2015-08-31
ON THE MOVE SYSTEMS CORP.
filed 2015-10-15
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55079

ON THE MOVE SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-2343603
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

701 North Green Valley Parkway, Suite 200 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 702-990-3271

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 29, 2015, there were 3,682,560 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2015	February 28, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,142	$2,679
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	6,000	5,250
Total current assets	12,142	7,929

Fixed assets net of accumulated depreciation of $21,124 and $11,874, respectively	70,880	80,130
TOTAL ASSETS	$83,022	$88,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$411,767	$307,842
Current portion of convertible notes payable, net of discount of $151,515 and $380,949, respectively	670,748	448,599
Current portion of capital lease obligation	5,924	5,645
Current portion of accrued interest payable	162,701	124,379
Total current liabilities	$1,251,140	$886,465

Convertible notes payable, net of discount of $634,539 and $500,339, respectively	45,432	22,620
Convertible note payable to related party	—	164,190
Accrued interest payable	48,210	20,200
Capital lease obligation	19,038	22,080
TOTAL LIABILITIES	1,363,820	1,115,555

STOCKHOLDERS’ DEFICIT
Series E Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	1,000	1,000
Common Stock, $0.001 par value; 480,000,000 shares authorized; 3,243,060 and 75,360 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	3,243	75
Additional paid-in capital	5,688,358	5,351,237
Accumulated deficit	(6,973,399)	(6,379,808)
Total stockholders’ deficit	(1,280,798)	(1,027,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$83,022	$88,059

On March 5, 2015, the Company effected a one-for-500 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended August 31,		Three months ended August 31,
	2015	2014	2015	2014

REVENUE	$4,500	$2,250	$2,250	$2,250
GROSS PROFIT	4,500	2,250	2,250	2,250

OPERATING EXPENSES
Expenses related to joint ventures and other business development agreements	—	51,178	—	27,392
General and administrative expenses	266,393	334,729	114,399	135,930

Operating loss	(261,893)	(383,657)	(112,149)	(161,072)

OTHER INCOME (EXPENSE)
Interest expense	(331,698)	(124,972)	(144,059)	(63,072)

Income from continuing operations	(593,591)	(508,629)	(256,208)	(224,144)

Loss from discontinued operations	—	(21,909)	—	(7,632)

NET LOSS	$(593,591)	(530,538)	(256,208)	(231,776)

NET LOSS PER COMMON SHARE – Basic and diluted
Continuing operations	$(0.38)	(9.45)	$(0.11)	$(3.83)
Discontinued operations	—	(0.41)	(0.00)	(0.13)

Net loss per common share	$(0.38)	(9.86)	$(0.11)	$(3.96)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	1,551,656	53,808	2,311,368	58,499

On March 5, 2015, the Company effected a one-for-500 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, February 28, 2015	75,360	$75	1,000,000	$1,000	$5,351,237	$(6,379,808)	$(1,027,496)

Shares issued for conversion of notes payable	3,167,467	3,168	—	—	180,109	—	183,277
Discount on issuance of convertible note payable	—	—	—	—	157,012	—	157,012
Share rounding on reincorporation	233	—	—	—	—	—	—
Net loss	—	—	—	—	—	(593,591)	(593,591)

BALANCE, August 31, 2015	3,243,060	$3,243	1,000,000	$1,000	$5,688,358	$(6,973,399)	$(1,280,798)

On March 5, 2015, the Company effected a one-for-500 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended August 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(593,591)	$(530,538)
Add: loss from discontinued operations	—	(21,909)
Loss from continuing operations	$(593,591)	$(508,629)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	252,246	74,233
Depreciation	9,250	2,749
Preferred stock issued for services	—	100,000

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(750)	(2,250)
Prepaid expenses	—	(302)
Accounts payable and accrued liabilities	103,925	90,485
Accrued interest payable	78,134	50,738
Operating assets and liabilities of discontinued operations	—	(32,503)
NET CASH USED IN OPERATING ACTIVITIES	(150,786)	(225,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(15,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	157,012	225,615
Repayments of capital lease obligation	(2,763)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	154,249	225,615

NET INCREASE (DECREASE) IN CASH	3,463	(14,864)

CASH, at the beginning of the period	2,679	30,183

CASH, at the end of the period	$6,142	$15,319

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$157,012	$355,652
Beneficial conversion discount on convertible note payable	$157,012	$355,652
Conversion of convertible notes payable.	$183,277	$80,800
Automobile acquired under for lease	$—	$32,004
Equipment acquired with accounts payable	$—	$45,000

On March 5, 2015, the Company effected a one-for-500 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2015

Note 1. General Organization and Business

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Nevada on March 25, 2010. We reincorporated into Nevada on February 17, 2015. Our business focus is transportation services. We are currently exploring the on-demand logistics market by developing a network of logistics partnerships. Our year-end is February 28. The company is located at 701 North Green Valley Parkway, Suite 200, Henderson, Nevada 89074. Our telephone number is 702-990-3271.

Our business focus is transportation-related technology services.  We are currently exploring the online, on-demand logistics market by developing a shared economy network of trucking partnerships.  OMVS is in the process of building a shared economy app designed to put independent drivers and brokers together for more efficient pricing and booking, optimized operations and quick delivery turnarounds.  The company has signed a letter of intent with a Houston-area software design firm regarding development of such a platform.  The Company believes that this app, when released, could revolutionize the trucking industry by connecting national and local carriers, enabling each to maximize revenues and reduce costs.

Joint Ventures

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the six months ended August 31, 2015, we have provided no additional funding to this joint venture. In June 2014, the Xperience joint venture began generating revenue by selling advertising space on its racecar.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended August 31, 2015, the Company had a net loss of $593,591 and negative cash flow from operating activities of $150,786. As of August 31, 2015, the Company had negative working capital of $1,238,998. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 28, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended August 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending February 29, 2016.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $6,142 and $2,679 at August 31, 2015 and February 28, 2015, respectively.

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

On June 25, 2015, Panama iPhone Corp. converted $68,447 of principal and accrued interest on the convertible note dated January 31, 2015 into 684,467 shares of common stock. As of August 31, 2015, the convertible note had been fully converted and there was no remaining principal balance or accrued interest.

Services Provided by KM Delaney & Assoc.

During the six months ended August 31, 2015 and 2014, KM Delaney & Assoc. (“KMDA”) has provided office space and certain administrative functions to us. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to the Company, KMDA receives the advances from the lender (See note 9.) and disburses those funds to us. During the six months ended August 31, 2015 and 2014, KMDA billed us $108,000 and us $89,958, respectively, for those services. As of August 31, 2015 and February 28, 2015, we owed KMDA $361,589 and $266,335, respectively. These amounts are included in accounts payable and accrued liabilities on the balance sheet.

Amounts Due to Related Parties

As of August 31, 2015 and February 28, 2015, there were accrued liabilities in the amount of $0 and $164,190 owed to related parties. These amounts related entirely to the principal and accrued interest on the convertible note dated January 31, 2015 from Panama iPhone Corp. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 5. Convertible Notes Payable

During the six months ended August 31, 2015, the Company received advances from Vista View Ventures, Inc. totaling $157,012. Vista View Ventures, Inc. paid the advances to KMDA, and subsequently KMDA paid them to the Company on behalf of Vista View Ventures, Inc. These advances are typically memorialized in a convertible note payable on a quarterly basis as discussed below.

Convertible notes payable consist of the following as of August 31, 2015 and February 28, 2015:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance August 31, 2015	Balance February 28, 2015
February 28, 2011	February 27, 2013	7%	$ 0.015	$32,600	$32,600
January 31, 2013	February 28, 2016	10%	$ 0.01	131,110	262,271
May 31, 2013	May 31, 2015	10%	$ 0.01	261,595	261,595
November 30, 2013	November 30, 2015	10%	$ 0.01	396,958	396,958
August 31, 2014	August 31, 2016	10%	$ 0.002	355,652	—
November 30, 2014	November 30, 2016	10%	$ 0.002	103,950	—
February 28, 2015	February 28, 2017	10%	$ 0.001	63,357	—
May 31, 2015	May 31, 2017	10%	$ 1.00	65,383	—
July 31, 2015	July 31, 2017	10%	$ 0.80	91,629	—
Total convertible notes payable				1,502,234	1,352,507

Less: current portion of convertible notes payable				(822,263)	(829,548)
Less: discount on noncurrent convertible notes payable				(634,539)	(500,339)
Long-term convertible notes payable, net of discount				$45,432	$22,620

Current portion of convertible notes payable				822,263	829,548
Less: discount on current portion of convertible notes payable				(151,515)	(380,949)
Current portion of convertible notes payable, net of discount				$670,748	$448,599

All of the notes above are unsecured. The note dated February 28, 2011 is currently is in default and bears default interest at 18% per annum.

The note issued January 31, 2013 originally was to mature on January 31, 2015. On February 6, 2015, the note was amended to extend the maturity date to February 28, 2016.

The note issued May 31, 2013 matured on May 31, 2015. On October 6, 2015, the note was amended to extend the maturity date to November 30, 2016.

Convertible notes issued

During the six months ended August 31, 2015, the Company signed Convertible Promissory Notes totaling $157,012 with Vista View Ventures, Inc. that refinance non-interest bearing advances into convertible notes payable. These notes are payable at maturity and bear interest at ten percent per year. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owning more than 4.99% of the Company’s outstanding stock on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Issued	Maturity	Interest Rate	Conversion Rate per Share	Amount of Note	Beneficial Conversion Feature
May 31, 2015	May 31, 2017	10%	$ 1.00	$65,383	$65,383
July 31, 2015	July 31, 2017	10%	$ 0.80	91,629	91,629
Total				$157,012	$157,012

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a discount for the beneficial conversion features of $157,012, in aggregate, on the date the notes were signed. We amortize the discounts for the notes dated May 31, 2015 and July 31, 2015 at effective interest rate of 277.49% and 222.23%, respectively. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. During the six months ended August 31, 2015 and 2014, the Company amortized discounts on convertible notes payable of $252,246 and $74,233, respectively, to interest expense.

Conversions to common stock

During six months ended August 31, 2015, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts show below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
April 22, 2015	$500	50,000
April 23, 2015	500	50,000
May 20, 2015	1,650	165,000
May 21, 2015	250	25,000
June 11, 2015	600	60,000
June 19, 2015	400	40,000
July 1, 2015	1,200	120,000
July 10, 2015	450	45,000
July 16, 2015	940	94,000
July 17, 2015	950	95,000
August 3, 2015	1,450	145,000
August 5, 2015	1,670	167,000
August 10, 2015	1,930	193,000
August 13, 2015	1,000	100,000
August 24, 2015	540	54,000
August 25, 2015	800	80,000
Total	$14,830	1,483,000

Note 6. Convertible Notes Payable to Related Party

Convertible notes payable to related parties consist of the following at August 31, 2015 and February 28, 2015:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance August 31, 2015	Balance February 28, 2015
January 31, 2015	February 28, 2017	10%	$ 0.10	$—	$164,190
Total convertible notes payable to related party				—	164,190

Less: current portion of related party convertible notes payable				—	—
Less: discount on noncurrent related party convertible notes payable				—	—
Long-term convertible notes payable to related party, net of discount				$—	$164,190

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

Conversions to Common Stock

On April 1, 2015, Panama iPhone Corp. (formerly Masclo Investment Corporation) converted $100,000 of principal and accrued interest on the convertible note dated January 31, 2015 into 1,000,000 shares of common stock. As of August 31, 2015, the remaining principal balance on the convertible note was $66,889.

On June 25, 2015, Panama iPhone Corp. converted $68,447 of principal and accrued interest on the convertible note dated January 31, 2015 into 684,467 shares of common stock. As of August 31, 2015, there was remaining principal balance or accrued interest on the convertible note.

Note 7. Debt Payment Obligations

	Twelve months ended August 31,
	2016	2017	2018	2019	2020	Total
Convertible notes	$822,263	$679,971	$—	$—	$—	$1,502,234
Capital lease	8,160	8,160	8,160	5,455	—	29,935
Total	$830,423	$688,131	$8,160	$5,455	$—	$1,532,169

Note 8. Stockholders’ Equity

Conversion of convertible notes payable

During the six months ended August 31, 2015, we issued 1,684,467 shares of common stock to Panama iPhone Corp., a significant shareholder of the Company, upon the conversion of principal and accrued interest on a convertible note payable of $168,447.  See Note 5.

During six months ended August 31, 2015, we issued 1,483,000 shares of common stock upon the conversion of principal and accrued interest on convertible notes payable of $14,830.  See Note 6.

Note 9. Subsequent Events

During period from August 31, 2015 until the issuance of this report, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts show below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
September 11, 2015	$1,200	120,000
September 17, 2015	875	87,500
September 24, 2015	1,720	172,000
September 29, 2015	600	60,000

On October 12, 2015, the Company received notice that it had been sued in the United States District Court for the Central District of California. The plaintiff alleges that the Company obtained certain trade secrets through a third party also named in the suit. The Company believes the suit is without merit and intends to vigorously defend it.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Nevada on March 25, 2010. We reincorporated into Nevada on February 17, 2015. Our business focus is transportation services. We are currently exploring the on-demand logistics market by developing a network of logistics partnerships. Our year-end is February 28. The company is located at 701 North Green Valley Parkway, Suite 200, Henderson, Nevada 89074. Our telephone number is 702-990-3271.

Our business focus is transportation-related technology services.  We are currently exploring the online, on-demand logistics market by developing a shared economy network of trucking partnerships.  OMVS is in the process of building a shared economy app designed to put independent drivers and brokers together for more efficient pricing and booking, optimized operations and quick delivery turnarounds.  The company has signed a letter of intent with a Houston-area software design firm regarding development of such a platform.  The Company believes that this app, when released, could revolutionize the trucking industry by connecting national and local carriers, enabling each to maximize revenues and reduce costs.

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

Results of Operations

Six months ended August 31, 2015 compared to the six months ended August 31, 2014.

Revenue

Revenue increased to $4,500 for the six months ended August 31, 2015, compared to $2,250 for the six months ended August 31, 2014. We did not begin race car advertising until June 2014, our prior year only included three months of income.

Expenses related to joint ventures and other business development agreements

We recognized expenses related to joint ventures and other business development agreements of $0 for the six months ended August 31, 2015, compared to $51,178 during the comparable period of 2013. The decrease is because we have not made additional contribution to our Xperience joint venture this year.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $266,393 and $334,729 for the six months ended August 31, 2015 and ended 2014, respectively.  In the 2014 period, we had incurred $100,000 in non-cash professional fees, we did not reoccur in 2015.

Interest Expense

Interest expense increased from $124,972 for the six months ended August 31, 2014 to $331,698 for the six months ended August 31, 2015. Interest expense for the six months ended August 31, 2015 included amortization of discount on convertible notes payable of $252,246, compared to $74,233 for the comparable period of 2014. Excluding the amortization of the discount, interest expense would have been $79,452 and $50,739 for the six months ended August 31, 2015 and 2014, respectively. This remaining increase was due to the increase in average principal of convertible notes payable during 2015 as compared to 2014.

Net Loss

We incurred a net loss of $593,591 for the six months ended August 31, 2015 as compared to $530,538 for the comparable period of 2014. The increase in the net loss was primarily the result of the increase in interest expense.

Three months ended August 31, 2015 compared to the three months ended August 31, 2014.

Revenue

We recognized revenue of $2,250 for each of the three months ended August 31, 2015 and 2014, as each period had three months of income from racecar advertising sales.

Expenses related to joint ventures and other business development agreements

We recognized expenses related to joint ventures and other business development agreements for to $27,392 during the three months ended August 31, 2014. We did not recognize any expenses during the current period, as we have provided no additional funding to our Xperience joint venture.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $114,399 and $135,930 for the three months ended August 31, 2015 and ended 2014, respectively. The decrease is due to lower spending on professional fees during the the current period.

Interest Expense

Interest expense increased from $63,072 for the three months ended August 31, 2014 to $144,059 for the three months ended August 31, 2015. This was caused by increased amortization of the discount on our convertible notes payable. Additionally, we had higher convertible debt balances in 2014, leading to increased interest expense.

Net Loss

We incurred a net loss of $256,208 for the three months ended August 31, 2015 as compared to $231,776 for the comparable period of 2014. The increase in the net loss was primarily the result of increases in professional fees and interest expense.

Liquidity and Capital Resources

At August 31, 2015, we had cash on hand of $6,142. The company has negative working capital of $1,238,998. Net cash used in operating activities for the six months ended August 31, 2015 was $150,786. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of August 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of August 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of August 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

On June 25, 2015, we issued 685,467 shares of common stock upon conversion of $68,447 of a related party convertible note.

On July 1, 2015, we issued 120,000 shares of common stock upon conversion of $1,200 of a convertible note.

On July 10, 2015, we issued 45,000 shares of common stock upon conversion of $450 of a convertible note.

On July 16, 2015, we issued 94,000 shares of common stock upon conversion of $940 of a convertible note.

On July 17, 2015, we issued 95,000 shares of common stock upon conversion of $950 of a convertible note.

On August 3, 2015, we issued 145,000 shares of common stock upon conversion of $1,450 of a convertible note.

On August 5, 2015, we issued 167,000 shares of common stock upon conversion of $1,670 of a convertible note.

On August 10, 2015, we issued 193,000 shares of common stock upon conversion of $1,930 of a convertible note.

On August 13, 2015, we issued 100,000 shares of common stock upon conversion of $1,000 of a convertible note.

On August 24, 2015, we issued 54,000 shares of common stock upon conversion of $540 of a convertible note.

On August 25, 2015, we issued 80,000 shares of common stock upon conversion of $800 of a convertible note.

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

On the Move Systems Corp.

Date: October 15, 2015	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director