Form 10-Q
period 2015-11-30
ON THE MOVE SYSTEMS CORP.
filed 2016-01-12
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 7, 2016, there were 4,595,960 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2015	February 28, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,593	$2,679
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	6,750	5,250
Total current assets	8,343	7,929

Fixed assets net of accumulated depreciation of $25,699 and $11,874, respectively	66,305	80,130
TOTAL ASSETS	$74,648	$88,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$285,171	$307,842
Advances payable	1,594	—
Current portion of convertible notes payable, net of unamortized discount of $401,147 and $380,949, respectively	872,840	448,599
Current portion of capital lease obligation	6,074	5,645
Current portion of accrued interest payable	238,288	124,379
Total current liabilities	$1,403,967	$886,465

Convertible notes payable, net of unamortized discount of $477,618 and $500,339, respectively	12,542	22,620
Convertible note payable to related party	—	164,190
Accrued interest payable	10,336	20,200
Capital lease obligation	17,465	22,080
TOTAL LIABILITIES	1,444,310	1,115,555

STOCKHOLDERS’ DEFICIT

Common Stock, $0.001 par value; 480,000,000 shares authorized; 4,214,960 and 75,360 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	4,215	75
Series E Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	1,000	1,000
Additional paid-in capital	5,966,896	5,351,237
Accumulated deficit	(7,341,773)	(6,379,808)
Total stockholders’ deficit	(1,369,662)	(1,027,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,648	$88,059

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompany notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended November 30,		Three months ended November 30,
	2015	2014	2015	2014

REVENUE	$6,750	$4,500	$2,250	$2,250

OPERATING EXPENSES
Expenses related to joint ventures and other business development agreements	—	63,178	—	12,000
General and administrative expenses	419,765	448,582	153,372	113,853

Operating Loss	(413,015)	(507,260)	(151,122)	(123,603)

OTHER INCOME (EXPENSE)
Interest expense	(548,950)	(229,402)	(217,252)	(104,430)

Income from Continuing Operations	(961,965)	(736,662)	(368,374)	(228,033)

Loss from discontinued operations	—	(21,909)	—	—

NET LOSS	$(961,965)	(758,571)	(368,374)	(228,033)

NET LOSS PER COMMON SHARE – Basic and diluted

Continuing operations	$(0.41)	(12.84)	$(0.10)	$(3.53)
Discontinued operations	—	(0.38)	(0.00)	0.00

Net loss per common share	$(0.41)	(13.22)	$(0.10)	$(3.53)

COMMON SHARES OUTSTANDING – Basic and diluted	2,319,673	57,369	3,872,587	64,569

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompany notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, February 28, 2015	75,360	$75	1,000,000	$1,000	$5,351,237	$(6,379,808)	$(1,027,496)

Shares issued for conversion of notes payable	4,139,367	4,140	—	—	188,856	—	192,996
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	426,803	—	426,803
Share rounding on reincorporation	233	—	—	—	—	—	—
Net loss	—	—	—	—	—	(961,965)	(961,965)

BALANCE, November 30, 2015	4,214,960	$4,215	1,000,000	$1,000	$5,966,896	$(7,341,773)	$(1,369,662)

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompany notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended November 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(961,965)	$(758,571)
Add: loss from discontinued operations	—	(21,909)
Loss from continuing operations	$(961,965)	$(736,662)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	429,326	145,463
Depreciation	13,825	7,336
Preferred stock issued for services	—	100,000

Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(1,500)	(3,000)
Accounts payable and accrued liabilities	(22,671)	123,770
Accrued interest payable	117,688	82,138
Operating assets and liabilities of discontinued operations	—	(25,405)
NET CASH USED IN OPERATING ACTIVITIES	(425,297)	(306,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	428,397	329,565
Repayments of capital lease obligation	(4,186)	(2,960)
Cash used in financing of discontinued operations	—	(7,098)
NET CASH PROVIDED BY FINANCING ACTIVITIES	424,211	319,507

NET INCREASE (DECREASE) IN CASH	(1,086)	(16,853)

CASH, at the beginning of the period	2,679	30,183

CASH, at the end of the period	$1,593	$13,330

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,934	$1,794
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$426,803	$459,602
Beneficial conversion discount on convertible note payable	$426,803	$459,602
Conversion of convertible notes payable and accrued interest payable into common stock	$192,996	$95,800
Automobile acquired under capital lease	$—	$32,004
Equipment acquired with accounts payable	$—	$30,000

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompany notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

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

Our business focus is transportation-related technology services.  We are currently exploring the online, on-demand logistics market by developing a shared economy network of trucking partnerships. We are in the process of building a shared economy app designed to put independent drivers and brokers together for more efficient pricing and booking, optimized operations and quick delivery turnarounds.  We have signed a letter of intent with a Houston-area software design firm regarding development of such a platform.  This app, when released, will revolutionize the trucking industry by connecting national and local carriers, enabling each to maximize revenues and reduce costs.

Joint Ventures

On February 11, 2014, the Company signed a joint venture agreement with The Xperience to offer fantasy travel packages beginning with auto racing events. OMVS has committed to fund up to $30,000 of the cash flow requirements of the joint venture at its discretion and to assist with creating the travel packages. OMVS will be allocated 40 percent of the earnings (losses) from this joint venture. During the nine months ended November 30, 2015, we have provided no additional funding to this joint venture. In June 2014, the Xperience joint venture began generating revenue by selling advertising space on its racecar.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended November 30, 2015, the Company had a net loss of $961,965 and negative cash flow from operating activities of $425,297. As of November 30, 2015, the Company had negative working capital of $1,395,624. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

The results of operations for the nine month period ended November 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending February 29, 2016.

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

Note 4. Advances

During the nine months ended November 30, 2015, the Company received unsecured advances Inc. totaling $428,397. These advances are non-interest bearing and payable on demand. Vista View Ventures provided $426,803 of these advances. As discussed in note 5, the advances were paid from Vista View Ventures Inc. to KMDA and then by KMDA to the Company on behalf of Vista View Ventures, Inc. These advances are typically converted to convertible notes on a quarterly basis.

During the nine months ended November 30, 2015, we refinanced $426,803 of non-interest bearing advances into convertible notes. See Note 6.

At November 30, 2015 and February 28, 2015, all of the advances had all been converted into convertible notes payable. See Note 6.

At November 30, 2015 and February 28, 2015, we owed a third party. $1,594 and $0, respectively, for advances provided to us.

Note 5. Related Party Transactions

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

On June 25, 2015, Panama iPhone Corp. converted $68,447 of principal and accrued interest on the convertible note dated January 31, 2015 into 684,467 shares of common stock. As of November 30, 2015, the remaining principal balance or accrued interest on the convertible note was $0. See Note 7.

Services Provided by KM Delaney & Assoc.

During the nine months ended November 30, 2015 and 2014, KM Delaney & Associates (“KMDA”) has provide office space and certain administrative functions to us. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to the Company, KMDA receives the advances from the lender (See note 4) and disburses those funds to us. During the nine months ended November 30, 2015 and 2014, KMDA billed us $149,254 and us $120,961, respectively, for those services. As of November 30, 2015 and February 28, 2015, we owed KMDA $217,589 and $266,335, respectively. These amounts are included in accounts payable on the balance sheet.

Amounts Due to Related Parties

As of November 30, 2015 and February 28, 2015, there were accrued liabilities in the amount of $0 and $164,190 owed to related parties. These amounts related entirely to the principal and accrued interest on the convertible note dated January 31, 2015 from Panama iPhone Corp. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 6. Convertible Notes Payable

Convertible notes payable consist of the following as of November 30, 2015 and February 28, 2015:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance November 30, 2015	Balance February 28, 2015
February 28, 2011	February 27, 2013	7%	$ 0.015	$32,600	$32,600
January 31, 2013	February 28, 2016	10%	$ 0.01	123,232	138,395
May 31, 2013	May 31, 2015	10%	$ 0.01	261,595	261,595
November 30, 2013	November 30, 2015	10%	$ 0.01	396,958	396,958
August 31, 2014	August 31, 2016	10%	$ 0.002	355,652	355,652
November 30, 2014	November 30, 2016	10%	$ 0.002	103,950	103,950
February 28, 2015	February 28, 2017	10%	$ 0.001	63,357	63,357
May 31, 2015	May 31, 2017	10%	$ 1.00	65,383	—
August 31, 2015	August 31, 2017	10%	$ 0.30	91,629	—
November 30, 2015	November 30, 2018	10%	$ 0.30	269,791	—
Total convertible notes payable				1,764,147	1,352,507

Less: current portion of convertible notes payable				(1,273,987)	(829,548)
Less: discount on noncurrent convertible notes payable				(477,618)	(500,339)
Long-term convertible notes payable, net of discount				$12,542	$22,620

Current portion of convertible notes payable				1,273,987	829,548
Less: discount on current portion of convertible notes payable				(401,147)	(380,949)
Current portion of convertible notes payable, net of discount				$872,840	$448,599

All of the notes above are unsecured. The note dated February 28, 2011 is currently is in default and bears default interest at 18% per annum.

Convertible notes issued

During the nine months ended November 30, 2015, we refinanced $426,803 of non-interest bearing advances into a convertible note. All principal and accrued interest is payable on the maturity date.

Issued	Maturity	Interest Rate	Conversion Rate per Share	Amount of Note	Beneficial Conversion Feature
May 31, 2015	May 31, 2017	10%	$ 1.00	$65,383	$65,383
August 31, 2015	August 31, 2017	10%	0.30	91,629	91,629
November 30, 2015	November 30, 2018	10%	0.30	269,791	269,791
Total				$426,803	$426,803

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a discount for the beneficial conversion features of $426,803, in aggregate, on the date the notes were signed. We amortize the discounts for the notes dated May 31, 2015; August 31, 2015; and November 30, 2015 at effective interest rates of 277.49%; 222.23%; and 191.85%, respectively. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. During the nine months ended November 30, 2015 and 2014, we amortized discount on convertible notes payable of $429,326 and $145,463, respectively, to interest expense.

Conversions to common stock

During nine months ended November 30, 2015, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts show below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
April 22, 2015	$500	50,000
April 23, 2015	500	50,000
May 20, 2015	1,650	165,000
May 21, 2015	250	25,000
June 11, 2015	600	60,000
June 19, 2015	400	40,000
July 1, 2015	1,200	120,000
July 10, 2015	450	45,000
July 16, 2015	940	94,000
July 17, 2015	950	95,000
August 3, 2015	1,450	145,000
August 5, 2015	1,670	167,000
August 10, 2015	1,930	193,000
August 13, 2015	1,000	100,000
August 24, 2015	540	54,000
August 25, 2015	800	80,000
September 11, 2015	1,200	120,000
September 17, 2015	875	87,500
September 24, 2015	1,720	172,000
September 29, 2015	600	60,000
October 2, 2015	1,290	129,000
October 14, 2015	1,020	102,000
October 16, 2015	3,014	301,400
Total	$24,549	2,454,900

Note 7. Convertible Notes Payable to Related Party

Convertible notes payable to related parties consist of the following at November 30, 2015 and February 28, 2015:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance November 30, 2015	Balance February 28, 2015
January 31, 2015	February 28, 2017	10%	$ 0.10	$—	$164,190
Convertible notes payable to related party, net of discount				$—	$164,190

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

On June 25, 2015, Panama iPhone Corp. converted $68,447 of principal and accrued interest on the convertible note dated January 31, 2015 into 684,467 shares of common stock. As of November 30, 2015, the remaining principal balance or accrued interest on the convertible note was $0.

Note 8. Debt Payment Obligations

	Twelve months ended November 30,
	2016	2017	2018	2019	2020	Total
Convertible notes	$1,273,987	$220,369	$269,791	$—	$—	$1,764,147
Capital lease	8,160	8,160	8,160	3,415	—	27,895
Total	$1,282,147	$228,529	$277,951	$3,415	$—	$1,792,042

Note 9. Stockholders’ Equity

Conversion of convertible notes payable

During nine months ended November 30, 2015, we issued 1,684,467 shares of common stock to Panama iPhone Corp., a significant shareholder of the Company, upon the conversion of principal and accrued interest on a convertible note payable of $168,447.  See Note 7.

During nine months ended November 30, 2015, we issued 2,454,900 share of common stock upon the conversion of principal and accrued interest on a convertible note for $24,549. See Note 6.

Preferred Stock

On July 24, 2015, we issued 1,000,000 shares of Series E preferred stock to Panama iPhone Corp. These shares replace the 1,000,000 Series E preferred shares that existed prior to our reincorporation from Florida to Nevada.

Note 10. Subsequent Events

During the period from December 1, 2015 through the filing of this report, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts show below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
December 22, 2015	$3,010	301,000
January 7, 2016	800	80,000
Total	$3,810	381,000

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

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

Results of Operations

Nine months ended November 30, 2015 compared to the nine months ended November 30, 2014.

Revenue

Revenue increased to $6,750 for the nine months ended November 30, 2015, compared to $4,500 for the nine months ended November 30, 2014. As we did not begin race car advertising until June 2014, our prior year only included three months of income.

Expenses related to joint ventures and other business development agreements

We recognized expenses related to joint ventures and other business development agreements of $0 for the nine months ended November 30, 2015, compared to $63,178 during the comparable period of 2014. The decrease is because we have not made additional contribution to our Xperience joint venture this year.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $419,765 and $448,582 for the nine months ended November 30, 2015 and 2014, respectively.  In the 2014 period, we had incurred $100,000 in non-cash professional fees, we did not reoccur in 2015. This was offset by an increase in other professional fees.

Interest Expense

Interest expense increased from $229,402 for the nine months ended November 30, 2014 to $548,950 for the nine months ended November 30, 2015. Interest expense for the nine months ended November 30, 2015 included amortization of discount on convertible notes payable of $429,326, compared to $145,463 for the comparable period of 2014.

The interest payments on our convertible notes was responsible for a further $35,551 of the difference, due to higher average balances on our convertible notes payable.

Net Loss

We incurred a net loss of $961,965 for the nine months ended November 30, 2015 as compared to $758,571 for the comparable period of 2014. The increase in the net loss was primarily the result of the increase in interest expense.

Three months ended November 30, 2015 compared to the three months ended November 30, 2014.

Revenue

Revenue is unchanged at $2,250 for the three months ended November 30, 2015 and 2014.

Expenses related to joint ventures and other business development agreements

We recognized expenses related to joint ventures and other business development agreements for to $12,000 during the three months ended November 30, 2014. We did not recognize any expenses during the current period, as we have provided no additional funding to our Xperience joint venture.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $153,372 and $113,853 for the three months ended November 30, 2015 and ended 2014, respectively. The increase is due to higher professional fees during the current period.

Interest Expense

Interest expense increased from $104,430 for the three months ended November 30, 2014 to $217,252 for the nine months ended November 30, 2015.

Interest expense for the three months ended November 30, 2015 included amortization of discount on convertible notes payable of $177,080, compared to $71,230 for the comparable period of 2014.

The remaining interest expense was due to interest on our convertible notes payable and the interest portion of our capital lease.

Net Loss

We incurred a net loss of $368,374 for the three months ended November 30, 2015 as compared to $228,033 for the comparable period of 2014. The increase in the net loss was primarily the result of increases in professional fees and interest expense.

Liquidity and Capital Resources

At November 30, 2015, we had cash on hand of $1,593. The company has negative working capital of $1,395,624. Net cash used in operating activities for the nine months ended November 30, 2015 was $425,297. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of November 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of November 30, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of November 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 12, 2015, we received notice that it had been sued in the United States District Court for the Central District of California. The plaintiff alleges that we obtained certain trade secrets through a third party also named in the suit. The case was dismissed for lack of jurisdiction. It is possible that they suit will be refiled in a different jurisdiction. We believe the suit, if refiled, is without merit and intend to vigorously defend it.

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2015 we issued 120,000 shares of common stock upon conversion of $1,200 of a convertible note.

On September 17, 2015, we issued 40,000 shares of common stock upon conversion of $400 of a convertible note.

On September 24, 2015, we issued 87,500 shares of common stock upon conversion of $875 of a convertible note.

On September 29, 2015, we issued 60,000 shares of common stock upon conversion of $600 of a convertible note.

On October 2, 2015, we issued 129,000 shares of common stock upon conversion of $1,290 of a convertible note.

On October 14, 2015, we issued 102,000 shares of common stock upon conversion of $1,020 of a convertible note.

On October 16, 2015, we issued 301,400 shares of common stock upon conversion of $3,014 of a convertible note.

Each issuance of securities was issued without registration in reliance of the exemption from registration Section 3(a)9 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (2)

3.2	Bylaws (3)

14	Code of Ethics (1)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 14, 2010.

(2)	Incorporated by reference of our Form DEF 14C file with the Securities and Exchange Commission on February 11, 2015.

(3)	Filed or furnished herewith

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: January 11, 2016	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director