Form 10-K
period 2016-02-29
ON THE MOVE SYSTEMS CORP.
filed 2016-06-15
CIK 1498148

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55079

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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2015 was $2,380,535.

There were 5,098,816 shares of the Registrant’s common stock outstanding as of June 15, 2016.

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

Employees and Employment Agreements

Our CEO is our sole employee. He does not have a written agreement.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 701 North Green Valley Parkway, Suite 200, Henderson, Nevada 89074. We also maintain an executive office in Houston, Texas for the use of our CEO. Our telephone number is 702-990-3271. This office space is rented for a one-year term and requires lease payments of approximately $300 per month.

ITEM 3. LEGAL PROCEEDINGS

On October 12, 2015, we received notice that the Company had been sued in the United States District Court for the Central District of California. The plaintiff alleges that we obtained certain trade secrets through a third party also named in the suit. The case was dismissed in December 2015 for lack of jurisdiction.

In February 2016, we received notice that the Company had been sued in the Clark County District Court of Nevada. The plaintiff alleges that we obtained certain trade secrets through a third party also named in the suit. We believe the suit is without merit and intend to vigorously defend it.

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

	High	Low
Fiscal Year Ended February 29, 2016
Quarter ended February 29, 2016	$0.72	$0.09
Quarter ended November 30, 2015	$1.70	$0.43
Quarter ended August 31, 2015	$4.76	$0.25
Quarter ended May 31, 2015	$11.04	$0.55

Fiscal Year Ended February 28, 2015
Quarter ended February 28, 2015	$2.40	$0.70
Quarter ended November 30, 2014	$4.65	$2.00
Quarter ended August 31, 2014	$13.40	$3.60
Quarter ended May 31, 2014	$51.00	$11.50

Holders

As of the date of this filing, there were forty-nine holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on June 10, 2016, as quoted by OTC Markets Group, Inc., was $0.18. There were 5,098,816 shares of common stock issued and outstanding as of June 15, 2016. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended February 29, 2016, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 5, 2015, we effected a 500-for-1 reverse split, upon our reincorporation in Nevada. Each common shareholder received one common share in the Nevada company for every 500 common shares they held in the Florida company. Fractional shares were rounded up, and each share shareholder received at least 5 shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of February 29, 2016.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	9,000

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	9,000

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

Recent Sales of Unregistered Securities

During the quarter ended February 29, 2016, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Amount Converted	Shares of Common Stock Issued	Original Amount of Note
December 22, 2015	3,010	301,000	281,192
January 7, 2016	800	80,000	281,192
January 18, 2016	1,493	149,300	281,192
February 17, 2016	1,530	153,000	281,192
Total	$6,833	683,300

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

Background of our Company

We are a company incorporated in Nevada on March 25, 2010.

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

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of February 29, 2016, we had cash on hand of $2,223.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $1,267,955 for the year ended February 29, 2016. We had a working capital deficit of $1,041,330 as of February 29, 2016. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended February 29, 2016 was $555,840.

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

Fiscal year ended February 29, 2016 compared to the fiscal year ended February 28, 2015.

Revenue

Revenue was $0 for the year ended February 29, 2016, compared to $6,750 for the year ended February, 28, 2015. We invoiced customers for revenue of $9,143 during the year ended February 29, 2016; however, we have not recognized any revenue for that time period since the revenue was not collectible.

Expenses related to Joint Ventures

We recognized expenses related to joint ventures in the amount of $0 and $63,178 for the years ended February 29, 2016 and 2015, respectively. During 2015, we had participated in a joint venture that sponsored a race car. There were no such expenses in fiscal 2016.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $572,471 and $595,679 for the years ended February 29, 2016 and 2015, respectively. The reduction in general and administrative expenses was due to reduced professional fees.

Interest Expense

Interest expense increased from $375,412 for the year ended February 28, 2015 to $647,990 for the year ended February 29, 2016. Interest expense for the year ended February 29, 2016 included amortization of discount on convertible notes payable in the amount of $481,220, compared to $256,695 for the comparable period of 2015. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Gain on Asset Disposal

During the year ended February 29, 2016, we recognized a $1,808 gain on the disposal of our leased race car. We did not dispose of any assets during the year ended February 28, 2015.

Impairment of Long Lived Assets

During the year ended February 29, 2016, we recognized a $49,302 impairment of the value of our trailers and leased delivery van. We recognized no impairment during the corresponding period in 2015.

Net Loss

We incurred a net loss of $1,267,955 for the year ended February 29, 2016 as compared to $1,049,428 for the comparable period of 2015. The increase in the net loss was primarily the result of higher interest expense and a loss on financial derivative instruments.

Liquidity and Capital Resources

We anticipate needing additional financing to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $1,041,330.

As of February 29, 2016, we had $2,223 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of February 29, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of February 29, 2016 and 2015. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 29, 2016, the Company had a net loss of $1,267,955 and generated negative cash flow from operating activities in the amount of $555,840. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

On The Move Systems Corp.

Henderson, Nevada

We have audited the accompanying consolidated balance sheets of On The Move Systems Corp. and subsidiaries (collectively, the “Company”) as of February 29, 2016 and February 28, 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On The Move Systems Corp. and subsidiaries as of February 29, 2016 and February 28, 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and has negative operating cash flows, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 15, 2016

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

	February 29, 2016	February 28, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,223	$2,679
Accounts receivable	—	5,250
Prepaid expenses	3,484	—
Total current assets	5,707	7,929

Fixed assets net of accumulated depreciation of $182 and $11,874, respectively	3,739	80,130
TOTAL ASSETS	$9,446	$88,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$302,136	$307,842
Advances payable	1,594	—
Current portion of convertible notes payable, net of discount of $422,298 and $380,949, respectively	515,418	448,599
Short term convertible notes payable, net of discount of $7,333 and $0, respectively	38,667	—
Current portion of accrued interest payable	185,447	124,379
Current portion of capital lease	3,775	5,645
Total current liabilities	1,047,037	886,465

Convertible notes payable, net of discount of $500,485 and $500,339, respectively.	418,521	22,620
Convertible note to related party	—	164,190
Accrued interest payable	105,492	20,200
Capital lease obligation	7,378	22,080
TOTAL LIABILITIES	1,578,428	1,115,555

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized; 4,908,816 and 75,360 shares issued and outstanding at February 29, 2016 and February 28, 2015, respectively	4,909	75
Series E Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at February 29, 2016 and February 28, 2015, respectively	1,000	1,000
Preferred Stock, undesignated; 19,000,000 shares authorized; no shares issued and outstanding at February 29, 2016 and February 28, 2015, respectively	—	—
Additional paid-in capital	6,072,872	5,351,237
Accumulated deficit	(7,647,763)	(6,379,808)
Total stockholders’ deficit	(1,568,982)	(1,027,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,446	$88,059

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompany notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended,
	February 29, 2016	February 28, 2015

REVENUE	$—	$6,750

OPERATING EXPENSES
Expenses related to joint ventures	—	63,178
General and administrative expenses	572,471	595,679
Gain on disposal of fixed assets	(1,808)	—
Impairment of fixed assets	49,302	—

Operating Loss	(619,965)	(652,107)

OTHER INCOME (EXPENSE)
Interest expense	(647,990)	(375,412)
Total other income (expense)	(647,990)	(375,412)

Loss from continuing operations	(1,267,955)	(1,027,519)

Loss from discontinued operations	—	(21,909)

NET LOSS	$(1,267,955)	$(1,049,428)

NET LOSS PER COMMON SHARE – Basic and fully diluted
Continuing operations	$(0.44)	$(16.89)
Discontinued operations	$—	$(0.36)
Net loss per common share	$(0.44)	$(17.25)

COMMON SHARES OUTSTANDING Basic and fully diluted	2,881,703	60,820

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompany notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, February 28, 2014	46,200	$46	—	$—	$4,583,506	$(5,330,380)	$(746,828)

Common stock issued for debt conversion	29,160	29	—	—	145,771	—	145,800
Preferred stock issued for services	—	—	1,000,000	1,000	99,000	—	100,000
Discount on issuance of convertible note payable	—	—	—	—	522,959	—	522,959
Net Loss	—	—	—	—	—	(1,049,428)	(1,049,428)

BALANCE, February 28, 2015	75,360	$75	1,000,000	$1,000	$5,351,237	$(6,379,808)	$(1,027,496)

Common stock issued for debt conversion	4,822,667	4,823	—	—	195,006	—	199,829
Common stock issued for services	10,556	11	—	—	4,581	—	4,592
Share rounding on reverse split	233	—	—	—	—	—	—
Beneficial conversion feature on issuance of convertible note payable	—	—	—	—	522,048	—	522,048
Net Loss	—	—	—	—	—	(1,267,955)	(1,267,955)

BALANCE, February 29, 2016	4,908,816	$4,909	1,000,000	$1,000	$6,072,872	$(7,647,763)	$(1,568,982)

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompany notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 29,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,267,955)	$(1,049,428)
Add: loss from discontinued operations	—	(21,909)
Loss from continuing operations	$(1,267,955)	$(1,027,519)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	481,220	256,695
Common stock issued for services	4,592	—
Depreciation	18,583	11,874
Gain on disposal of fixed assets	(1,808)	—
Impairment of fixed assets	49,302	—
Preferred stock issued for services	—	100,000
Changes in operating assets and liabilities:
Accounts receivable	5,250	(5,250)
Prepaid expenses	(3,484)	—
Accounts payable and accrued liabilities	(5,706)	194,360
Accrued interest payable	164,166	116,196
NET CASH USED IN OPERATING ACTIVITIES	(555,840)	(353,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	523,642	392,922
Proceeds from convertible promissory note	38,000	—
Repayment of capital lease	(6,258)	(4,279)
NET CASH PROVIDED BY FINANCING ACTIVITIES	555,384	388,643

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in operating activities	—	(25,405)
Cash used in discontinued financing activities	—	(7,098)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	(32,503)

NET DECREASE IN CASH	(456)	(27,504)

CASH, at the beginning of the period	2,679	30,183

CASH, at the end of the period	$2,223	$2,679

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,602	$—
Income taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$522,048	$522,959
Beneficial conversion discount on convertible note payable	$522,048	$522,959
Original issue discount on convertible notes payable	$6,000	$—
Conversion of convertible notes payable and accrued interest	$199,829	$145,800
Convertible note issued for reduction in accounts payable	$—	$164,190
Automobile acquired under capital lease	$11,766	$32,004
Equipment purchased with accounts payable	$—	$30,000

The accompany notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

Note 1. Background Information

On the Move Systems Corp. (“we”, “us”, “our”, “OMVS”, or the “Company”) was incorporated in Nevada on March 25, 2010. We reincorporated into Nevada on February 17, 2015. Our year-end is February 28.

Our business focus is transportation services. We are currently exploring the on-demand logistics market by developing a network of logistics partnerships and transportation-related technology services. We are currently exploring the online, on-demand logistics market by developing a shared economy network of trucking partnerships. We are in the process of building a shared economy app designed to put independent drivers and brokers together for more efficient pricing and booking, optimized operations and quick delivery turnarounds. We have signed a letter of intent with a Houston-area software design firm regarding development of such a platform. This app, when released, will revolutionize the trucking industry by connecting national and local carriers, enabling each to maximize revenues and reduce costs.

Note 2. Going Concern

For the fiscal year ended February 29, 2016, the Company had a net loss of $1,267,955 and negative cash flow from operating activities of $555,840. As of February 29, 2016, the Company has negative working capital of $1,041,330.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules of the Securities and Exchange Commission (“SEC”)

Principles of Consolidation

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $2,223 and $2,679 at February 29, 2016 and February 28, 2015, respectively.

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

The Company had no allowance for bad debt as of February 29, 2016 and February 28, 2015.

Fixed Assets

Fixed assets of the Company include vehicles and are stated at cost. In accordance with ASC Topic 360 Property, Plant and Equipment, expenditure for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives of the asset for. Our delivery van is depreciated over three years.

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. During the year ended February 29, 2016, we determined that we needed to impair our trailers and our leased delivery van, and recognized impairment expense of $49,302.

Revenue and cost recognition

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is generated from advertising on our race car and from delivery services. Revenue is recognized net of sales returns and allowances. We invoiced customers for revenue of $9,143 during the year ended February 29, 2016; however, we have not recognized any revenue for that time period since collectability of the revenue was not reasonable assured.

Advertising Costs

The Company’s policy is to expense advertising costs when they are incurred.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of February 29, 2016 and 2015, respectively.

Earnings (Loss) Per Share

Basic loss per share is computed in accordance with ASC Topic 260, Earnings per Share, by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At February 29, 2016 and 2015, the Company did not have any potentially dilutive common shares.

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the twelve months ended February 29, 2016 and 2015. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended October 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At February 29, 2016, the Company had 433,478,445 potentially issuable shares upon the conversion of convertible notes payable and interest. Based on our stock price on February 29, 2016, the value of these shares if exercised would be $184,243,230.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. See Note 14 for a discussion of the Company’s commitments and contingencies.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is required to adopt the provisions of ASU 2015-03 beginning with the fiscal year ending February 28, 2017. The Company has chosen to adopt this ASU during the year ended February 29, 2016. As a result, we reclassified debt issuance costs of $2,000 from current assets to current liabilities.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, which is the year ending February 29, 2020 for the Company. Early application is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on their financial position and results of operations.

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

There were no assets and liabilities of discontinued operations as of February 29, 2016 and February 28, 2015.

Income and Expenses of Discontinued Operations

Year ended February 28, 2015

Revenue	$50,027
Cost of goods sold	28,677
Gross profit	21,350

General and administrative expenses	43,259

Loss due to CMIC	$(21,909)

Total loss on CMIC in consolidated statements of operations	(21,909)

Note 5. Advances

During the years ended February 29, 2016 and February 28, 2015, the Company received unsecured advances totaling $523,642 and $392,922, respectively. These advances are non-interest bearing and payable on demand. Vista View Ventures, Inc. provided $522,048 and $392,922 of these advances for years ended February 29, 2016 and February 28, 2015, respectively. As discussed in note 6, the advances were paid from Vista View Ventures Inc. to KMDA and then by KMDA to the Company on behalf of Vista View Ventures, Inc. These advances are typically converted to convertible notes on a quarterly basis.

During the years ended February 29, 2016 and February 28, 2015, we refinanced $522,048 and $522,959, respectively, of non-interest bearing advances into convertible notes. See Note 7.

At February 29, 2016 and February 28, 2015, we did not owe Vista View Ventures Inc. anything for advances provided to us.

At February 29, 2016 and February 28, 2015, we owed a third party. $1,594 and $0, respectively, for advances provided to us.

Note 6. Related Party Transactions

Our officers and are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

During the years ended February 29, 2016 and February 28, 2015, we paid Robert Wilson $108,461 and $130,000, respectively, for his services as CEO.

Conversion of Related Party Convertible Note

On April 1, 2015, Panama iPhone Corp. (formerly Masclo Investment Corporation), a significant shareholder of the Company, converted $100,000 of principal and accrued interest on the convertible note dated January 31, 2015 into 1,000,000 shares of common stock. As of February 29, 2016, the remaining principal balance on the convertible note was $66,889.

On June 25, 2015, Panama iPhone Corp. converted $68,447 of principal and accrued interest on the convertible note dated January 31, 2015 into 684,467 shares of common stock. As of February 29, 2016, there was remaining principal balance or accrued interest on the convertible note.

Services Provided by KM Delaney & Assoc.

During the year ended February 29, 2016 and 2015, KM Delaney & Associates (“KMDA”), a service provider to the Company, has provide office space and certain administrative functions to us under a management services agreement. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. The management services agreement calls for monthly payments of $18,000 during calendar year 2015 and $17,550 during calendar 2016. As part of the services provided to the Company, KMDA receives the advances from the lender (See note 4) and disburses those funds to us. During the years ended February 29, 2016 and 2015, KMDA billed us $202,354 and $187,111, respectively, for those services. As of February 29, 2016 and February 28, 2015, we owed KMDA $198,568 and $217,589, respectively. These amounts are included in accounts payable on the balance sheet.

Lease of Delivery Van

In December 2015, we leased a delivery van from an individual. The lessor is a relative of the owner of KMDA. The lease calls for monthly payments of $350 for a period of three years. The lease cost includes the operating cost and insurance on the van. We determined that the lease should be accounted for as a capital lease. We recorded the van as a fixed asset based on the present value of the future lease payments of $11,766. We immediately impaired the value of the van by comparing the present value of the future lease payments to the fair market value of the van and recognized impairment of $7,845.

Note 7. Convertible Notes Payable

Convertible notes payable consist of the following as of February 29, 2016 and February 28, 2015:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance February 29, 2016	Balance February 28, 2015
February 28, 2011	February 27, 2013	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2016	10%	$0.01	120,562	138,395
May 31, 2013	November 30,2016	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2017	10%	$0.01	396,958	396,958
August 31, 2014	August 31, 2016	10%	$0.002	355,652	355,652
November 30, 2014	November 30, 2016	10%	$0.002	103,950	103,950
February 28, 2015	February 28, 2017	10%	$0.001	63,357	63,357
May 31, 2015	May 31, 2017	10%	$1.00	65,383	—
August 31, 2015	August 31, 2017	10%	$0.30	91,629	—
November 30, 2015	November 30, 2018	10%	$0.30	269,791	—
February 3, 2016	February 3, 2017	5%	49% discount	46,000	—
February 29, 2016	February 28, 2019	10%	60% discount	95,245	—
Total convertible notes payable				$1,902,722	$1,352,507

Less: short-term convertible notes payable				(46,000)	—
Less: current portion of convertible notes payable				(937,716)	(829,548)
Less: discount on noncurrent convertible notes payable				(500,485)	(500,339)
Convertible notes payable, net of discount				$418,521	$22,620

Current portion of convertible notes payable				937,716	829,548
Less: discount on current portion of convertible notes payable				(422,298)	(380,949)
Current portion of convertible notes payable, net of discount				$515,418	$448,599

Short-term convertible notes				46,000	—
Less: discount on short-term convertible notes				(7,333)	—
Short-term convertible notes, net of discount				$38,667	$—

All of the notes above are unsecured. The notes dated February 28, 2011 and January 31, 2013 are currently is in default and bear default interest at 18% per annum.

Convertible notes issued

During the year ended February 29, 2016, we refinanced $522,048 of non-interest bearing advances into a convertible note. All principal and accrued interest is payable on the maturity date.

Issued	Maturity	Interest Rate	Conversion Rate per Share	Amount of Note	Original Issue Discount	Beneficial Conversion Feature
May 31, 2015	May 31, 2017	10%	$1.00	$65,383	$—	$65,383
August 31, 2015	August 31, 2017	10%	0.30	91,629	—	91,629
November 30, 2015	November 30, 2018	10%	0.30	269,791	—	269,791
February 3, 2016	February 3, 2017	5%	49% discount (1)	46,000	6,000	—
February 29, 2016	February 28, 2019	10%	60% discount (2)	95,245	—	95,245
Total				$568,048	$6,000	$522,048

__________

(1)	This note is convertible beginning six months after the date of issuance at 49% discount to the lowest trading price over the preceding 20 trading days

(2)

This note is convertible at a 60% discount to the volume weighted average closing price over the preceding five trading days, subject to the condition that the conversion price shall never be less than $0.01 per share.

During the year ended February 28, 2018, we refinanced $522,959 of non-interest bearing advances into a convertible note. All principal and accrued interest is payable on the maturity date.

Issued	Maturity	Interest Rate	Conversion Rate per Share	Amount of Note	Beneficial Conversion Feature
August 31, 2014	August 31, 2016	10%	$0.002	$355,652	$355,652
November 30, 2014	November 30, 2016	10%	0.002	103,950	103,950
February 28, 2015	February 28, 2017	10%	0.001	63,357	63,357
Total				$522,959	$522,959

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The convertible note payable dated February 3, 2016 is not convertible until six months after the date of issuance; therefore, it is not considered a derivative until August 3, 2016. The convertible note payable dated February 29, 2016 has a minimum conversion price of $0.01 per share and does not meet the definition of a derivative. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, during the years ended February 29, 2016 and February 28, 2015, we recognized a discount for the beneficial conversion features of $522,048 and $522,959, respectively and in aggregate, on the date the notes were signed. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. During the twelve months ended February 29, 2016 and 2015, we amortized discount on convertible notes payable of $481,220 and $256,695, respectively, to interest expense.

Conversions to common stock

During year ended February 29, 2016, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
April 22, 2015	$500	50,000
April 23, 2015	500	50,000
May 20, 2015	1,650	165,000
May 21, 2015	250	25,000
June 11, 2015	600	60,000
June 19, 2015	400	40,000
July 1, 2015	1,200	120,000
July 10, 2015	450	45,000
July 16, 2015	940	94,000
July 17, 2015	950	95,000
August 3, 2015	1,450	145,000
August 5, 2015	1,670	167,000
August 10, 2015	1,930	193,000
August 13, 2015	1,000	100,000
August 24, 2015	540	54,000
August 25, 2015	800	80,000
September 11, 2015	1,200	120,000
September 17, 2015	875	87,500
September 24, 2015	1,720	172,000
September 29, 2015	600	60,000
October 2, 2015	1,290	129,000
October 14, 2015	1,020	102,000
October 16, 2015	3,014	301,400
December 22, 2015	3,010	301,000
January 7, 2016	800	80,000
January 18, 2016	1,493	149,300
February 17, 2016	1,530	153,000
Total	$31,382	3,138,200

During the year ended February 28, 2015, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
March 24, 2014	$10,000	2,000
April 25, 2014	10,000	2,000
May 8, 2014	10,000	2,000
May 16, 2014	4,800	960
June 3, 2014	10,000	2,000
June 12, 2014	10,000	2,000
July 18, 2014	12,000	2,400
August 14, 2014	14,000	2,800
September 24, 2014	15,000	3,000
December 5, 2014	16,000	3,200
January 2, 2015	17,000	3,400
February 6, 2015	17,000	3,400
Total	$145,800	29,160

Note 8. Convertible Notes Payable to Related Party

Convertible notes payable to related parties consist of the following at February 29, 2016 and February 28, 2015:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance February 29, 2016	Balance February 28, 2015
January 31, 2015	February 28, 2017	10%	$0.10	$—	$164,190
Total convertible notes payable to related party				—	164,190

Less: current portion of related party convertible notes payable				—	—
Less: discount on noncurrent related party convertible notes payable				—	—
Long-term convertible notes payable to related party, net of discount				$—	$164,190

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

Conversions to Common Stock

On April 1, 2015, Panama iPhone Corp. (formerly Masclo Investment Corporation) converted $100,000 of principal and accrued interest on the convertible note dated January 31, 2015 into 1,000,000 shares of common stock. As of February 29, 2016, the remaining principal balance on the convertible note was $66,889.

On June 25, 2015, Panama iPhone Corp. converted $68,447 of principal and accrued interest on the convertible note dated January 31, 2015 into 684,467 shares of common stock. As of February 29, 2016, there was remaining principal balance or accrued interest on the convertible note.

Note 9. Fixed Assets

Racecar Lease

On May 1, 2014, the Company entered into a capital lease agreement to acquire a racecar, which will be used in our Xperience business segment. The racecar was recorded at the present value of the future minimum lease payments in the amount of $32,004.

On February 29, 2016, we came to a mutual agreement with our vendor to discontinue the lease on our racecar. We had originally leased the racecar on May 1, 2014. The lease called for 60 monthly payments of $680. Upon disposal of the racecar, we recognized a gain on the disposal of $1,808.

Tri-axel Trailers

On August 14, 2014, we purchased ten 53-foot tri-axle trailers for $60,000 to be used in its specialty transportation segment. We paid a $15,000 down payment and have paid an additional $15,000 toward this purchase. The remaining $30,000 is included in accounts payable as of February 28, 2015.

On August 14, 2014, we purchased ten 53-foot tri-axle trailers for $60,000 to be used in our specialty transportation segment. As of February 29, 2016, we determined that the value of the trailers was impaired and recognized loss on impairment of $41,458. We have paid $30,000 toward this purchase. The remaining $30,000 is included in accounts payable as of February 29, 2016.

Delivery Van Lease

On December 23, 2015, we agreed to lease for a delivery van, beginning January 10, 2015. The lease agreements stipulated 36 monthly payments of $350. The lease for the delivery van meets the accounting criteria for a capital lease covering over 75% of the economic life of the asset.

Upon the start of the lease, we determined that the present value of minimum lease payments exceeded the fair market value, and we recorded the delivery van asset at $3,921 and recognized an impairment expense of $7,844.

Depreciation

Depreciation on the leased vehicle is provided on the straight-line method over the five-year term of the lease. Depreciation of the trailers is calculated on the straight-line method over the estimated useful lives of five years. The Company recognized depreciation expense of $18,583 and $11,874 during the years ended February 29, 2016 and February 28, 2015, respectively.

Note 10. Capital Lease Obligations

	February 29, 2016	February 28, 2015
Capital lease – race car, interest at 10%, payments of $680 per month, term 5 years	$11,153	$27,725
Capital lease – delivery van, interest at 4.5%, payments of $350 per month, term 3 years.		—

Less: current portion of capital lease obligations	3,775	5,645
	$7,378	$22,080

Capital Leases-Future Minimum Lease Payments

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of February 29, 2016 are as follows:

For the periods ending February 28,
2017	$4,200
2018	4,200
2019	3,500
2020	—
2021	—
Total minimum lease payments	$11,900

Total minimum lease payments	$11,900
Less: Amount representing interest	(747)
Present value of net minimum lease and debt payments	11,153
Less: Current maturities of capitalized lease obligation and debt	(3,775)
Long-term capitalized lease obligation	$7,378

Note 11. Debt Payment Obligations

	Years ending February 28,
	2017	2018	2019	2020	2021	Total
Convertible notes	$983,716	$553,970	$365,036	—	—	$1,902,722
Capital lease	$4,200	$4,200	$3,500	—	—	$11,900
Total	$987,916	$558,170	$368,536	—	—	$1,914,622

Note 12. Stockholders’ Equity

Conversion of convertible notes payable

During the year ended February 29, 2016, we issued 1,684,467 share of common stock to Panama iPhone Corp., a significant shareholder in the Company, upon conversion of principal and accrued interest on a convertible note payable of $168,447. See Note 7.

During the year ended February 29, 2016, we issued 3,138,200 shares of common stock upon the conversion of principal and accrued interest on a convertible note for $31,382. See Note 6.

Common stock issued for Services

On February 18, 2016 we issued 10,556 shares of common stock as a finder’s fee for the convertible promissory note issued February 3, 2016. The shares were valued at $4,592 based on the fair market value of the stock on the date it was issued. We recognized a expense of finder’s fee of $4,592.

Preferred Stock

On May 8, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.001 and ranks subordinate to the Company’s common stock. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the same date, the Company issued 1,000,000 shares of Series E preferred stock to Panama Iphone Corporation, formerly known as Masclo Investment Corporation, a Panama corporation, (“Panama Iphone”) for compensation. Panama Iphone owned 9,000,000 shares of common stock of the Company prior to this transaction. The Series E preferred stock was valued at $100,000 based on the fair market value of the controlling interest in the Company.

Note 13. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended February 29, 2016 and February 28, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the years ended February 29, 2016 and February 28, 2015 are as follows.

	2016	2015
Tax benefit at U.S. statutory rate	$443,784	$356,806
Valuation allowance	(443,784)	(356,806)
	$—	$—

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

The tax returns for fiscal years 2011 through 2016 are still open for review by the Internal Revenue Service.

As of February 29, 2016, the Company had United States net operating loss carryforwards (“NOLs”) of approximately $3,017,000, which begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes. If so, the use of our NOLs against our future taxable income may be subject to an annual limitation under Section 382.

Note 14. Commitments and Contingencies

Litigation

On October 12, 2015, we received notice that the Company had been sued in the United States District Court for the Central District of California. The plaintiff alleges that we obtained certain trade secrets through a third party also named in the suit. The case was dismissed in December 2015 for lack of jurisdiction.

In February 2016, we received notice that the Company had been sued in the Clark County District Court of Nevada. The plaintiff alleges that we obtained certain trade secrets through a third party also named in the suit. We believe the suit is without merit and intend to vigorously defend it. We have not accrued any liability for this lawsuit as we believe that the likelihood of an unfavorable outcome is remote.

Note 15. Subsequent Events

On March 1, 2016, the holder of the convertible promissory note dated January 31, 2013, converted $1,900 of principal and accrued interest into 190,000 shares of common stock.

On March 22, 2016, we issued a Convertible Promissory Note with a face value of $40,000 for cash proceeds of $33,500. The note is unsecured and bears interest at 5% per year. It is payable along with interest on March 22, 2017. The note is convertible beginning six months after the date of issuance at a 49% discount to the lowest trading price during the 20-day period prior to conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended February 29, 2016 and 2015.

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

As of February 29, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 29, 2016

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Robert Wilson 701 North Green Valley Parkway, Suite 200 Henderson, Nevada 89074	59	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

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

Our Board of Directors is comprised of solely of Mr. Wilson who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officer’s insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended February 29, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Wilson	2016	108,461	—	—	—	—	—	—	108,461
Chief Executive	2015	130,000	—	—	—	—	—	—	130,000
Officer	2014	65,000	—	—	—	—	—	—	65,000

Patrick Brown	2014	70,000	—	—	—	—	—	—	70,000
Former CEO

OUTSTANDING EQUITY AWARDS AT FEBRUARY 29, 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Robert Wilson	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended February 29, 2016 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of June 8, 2016, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Panama iPhone Corp.	1,684,467	34.4%
San Francisco, 65 East Street, House No. 35
Panama City, Panama

Robert Wilson	—	0.0%

All directors and executive officers as a group (1) person.	—	0.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, MaloneBailey, LLP, and its former independent accountants, GBH CPAs, PC and Messineo & Co, CPAs LLC, for the years ended February 29, 2016 and 2015:

	2016	2015
Audit Fees
Paid to MaloneBailey, LLP	$18,000	$10,000
Paid to GBH CPAs, PC	1,525	29,075
Paid to Messineo & Co. CPAs, LLC	—	600

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$19,525	39,675

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by MaloneBailey, LLP; GBH CPAs, PC; and Messineo & Co. CPAs, LLC described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (3)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (3)

101	XBRL Interactive Data (4),(5)

______________

(1)	Incorporated by reference to our Form DEF 14C filed with the Securities and Exchange Commission on February 11, 2015.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 14, 2010.

(3)	Filed or furnished herewith.

(4)	To be submitted by amendment.

(5)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: June 15, 2016	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director