Form 10-K/A
period 2016-02-29
ON THE MOVE SYSTEMS CORP.
filed 2016-06-21
CIK 1498148

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended February 29, 2016 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended February 29, 2016, filed with the Securities and Exchange Commission on June 15, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (3)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (3)

101	XBRL Interactive Data (4),(5)

______________

(1)	Incorporated by reference to our Form DEF 14C filed with the Securities and Exchange Commission on February 11, 2015.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 14, 2010.

(3)	Previously filed or furnished.

(4)	Filed or furnished herewith.

(5)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: June 21, 2016	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director