Form 10-Q
period 2016-05-31
ON THE MOVE SYSTEMS CORP.
filed 2016-07-28
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Yes ☐ No ☑

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 28, 2016, there were 5,294,816 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “OMVS”, “our,” and “us” refers to On the Move Systems Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2016	February 29, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,467	$2,223
Prepaid expenses	2,533	3,484
Total current assets	9,000	5,707

Fixed assets net of accumulated depreciation of $512 and $182, respectively	3,409	3,739
TOTAL ASSETS	$12,409	$9,446

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$304,443	$302,136
Advances payable	1,594	1,594
Current portion of convertible notes payable, net of discount of $409,732 and $422,298, respectively	591,896	515,418
Short-term convertible notes payable, net of discount of $11,000 and $7,333, respectively	75,000	38,667
Short-term accrued interest payable	1,127	—
Current portion of accrued interest payable	217,544	185,447
Current portion of capital lease	3,818	3,775
Total current liabilities	1,195,422	1,047,037

Convertible notes payable, net of discount of $461,692 and $500,485, respectively, net of current portion.	427,031	418,521
Accrued interest payable	120,899	105,492
Capital lease obligation, net of current portion	6,407	7,378
TOTAL LIABILITIES	1,749,759	1,578,428

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value; 480,000,000 shares authorized 5,098,816 and 4,908,816 shares issued and outstanding at May 31, 2016 and February 29, 2016, respectively.	5,099	4,909
Series E Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at May 31, 2016 and February 29, 2016, respectively.	1,000	1,000
Preferred Stock, undesignated; 19,000,000 shares authorized; no shares issued and outstanding at May 31, 2016 and February 29, 2016, respectively.	—	—
Additional paid-in capital	6,109,682	6,072,872
Accumulated deficit	(7,853,131)	(7,647,763)
Total stockholders’ equity (deficit)	(1,737,350)	(1,568,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,409	$9,446

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31,
	2016	2015

OPERATING EXPENSES
General and administrative expenses	$66,893	$151,994

Operating Loss	(66,893)	(151,994)

OTHER INCOME (EXPENSE)
Interest expense	(138,475)	(187,639)

NET LOSS	$(205,368)	$(339,633)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.04)	$(0.43)

COMMON SHARES OUTSTANDING – Basic and diluted	5,096,751	791,944

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, February 29, 2016	4,908,816	$4,909	1,000,000	$1,000	$6,072,872	$(7,647,763)	$(1,568,982)

Common stock issued for debt and interest conversion	190,000	190	—	—	1,710	—	1,900
Common stock issued for services	—	—	—	—	—	—	—
Share rounding on reverse split	—	—	—	—	—	—	—
Beneficial conversion feature on issuance of convertible note payable	—	—	—	—	35,100	—	35,100
Net Loss	—	—	—	—	—	(205,368)	(205,368)

BALANCE, May 31, 2016	5,098,816	$5,099	1,000,000	$1,000	$6,109,682	$(7,853,131)	$(1,737,350)

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended May 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(205,368)	$(339,633)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	89,292	147,100
Depreciation & amortization	330	4,625
Changes in operating assets and liabilities:
Prepaid expenses	951	—
Accounts payable and accrued liabilities	37,407	88,502
Accrued interest payable	49,060	39,874
NET CASH USED IN OPERATING ACTIVITIES	(28,328)	(59,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	—	65,383
Proceeds from convertible promissory note	33,500	—
Repayment of capital lease	(928)	(1,376)
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,572	64,007

NET INCREASE (DECREASE) IN CASH	4,244	4,475

CASH, at the beginning of the period	2,223	2,679

CASH, at the end of the period	$6,467	$7,154

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$122	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$35,100	$65,383
Beneficial conversion on convertible note payable	$35,100	$65,383
Conversion of convertible notes payable and interest	$1,900	$102,900

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2016

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

For the three months ended May 31, 2016, the Company had a net loss of $205,368 and negative cash flow from operating activities of $28,328. As of May 31, 2016, the Company had negative working capital of $1,186,422. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

These unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 29, 2016 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended May 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2017.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, On the Move Experience, LLC and OMV Transports, LLC. Intercompany transactions have been eliminated in consolidation. The fiscal year-end for the Company and its subsidiaries is February 28.

Note 4. Advances

During the three months ended May 31, 2016, Vista View Ventures, Inc. (“Vista View”) paid $35,100 of expenses on behalf of the company. These funds were paid from Vista View to KMDA and then by KMDA to the Company on behalf of Vista View. At the end of the quarter, we issued a convertible promissory note to Vista View for $35,100. See Note 5 and Note 6.

At May 31, 2016 and February 29, 2016, we did not owe Vista View. anything for advances provided to us or expenses paid on our behalf.

At May 31, 2016 and February 29, 2016, we owed a third party. $1,594 and $1,594, respectfully, for advances provided to us.

Note 5. Related Party Transactions

Our officers and are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

Services Provided by KM Delaney & Assoc.

During the three months ended May 31, 2016 and 2015, KM Delaney & Associates (“KMDA”) provided certain administrative functions to us. The services provide include accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to the Company, KMDA receives the advances from the lender (See note 4) and disburses those funds to us. We discontinued our arrangement with KMDA on April 30, 2016. During the three months ended May 31, 2016 and 2015, KMDA billed us $35,100 and $73,119, respectively, for those services. As of May 31, 2016 and February 29, 2016, we owed KMDA $183,568 and $198,568, respectively. These amounts are included in accounts payable on the consolidated balance sheets.

Note 6. Convertible Notes Payable

Convertible notes payable consist of the following as of May 31, 2016 and February 29, 2016:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance May 31, 2016	Balance February 29, 2016
February 28, 2011	February 27, 2013	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2017	10%	$0.01	119,091	120,562
May 31, 2013	November 30, 2016	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2017	10%	$0.01	396,958	396,958
August 31, 2014	August 31, 2016	10%	$0.002	355,652	355,652
November 30, 2014	November 30, 2016	10%	$0.002	103,950	103,950
February 28, 2015	February 28, 2017	10%	$0.001	63,357	63,357
May 31, 2015	May 31, 2017	10%	$1.00	65,383	65,383
August 31, 2015	August 31, 2017	10%	$0.30	91,629	91,629
November 30, 2015	November 30, 2018	10%	$0.30	269,791	269,791
February 3, 2016	February 3, 2017	5%	49% discount	46,000	46,000
February 29, 2016	February 28, 2019	10%	60% discount	95,245	95,245
March 22, 2016	March 22, 2017	5%	49% discount	40,000	—
May 31, 2016	May 31, 2019	10%	60% discount	35,100	—
Total convertible notes payable				$1,976,351	$1,902,722

Less: short-term convertible notes payable				(86,000)	(46,000)
Less: current portion of convertible notes payable				(1,001,628)	(937,716)
Less: discount on noncurrent convertible notes payable				(461,692)	(500,485)
Long-term convertible notes payable, net of discount				$427,031	$418,521

Current portion of convertible notes payable				1,001,628	937,716
Less: discount on current portion of convertible notes payable				(409,732)	(422,298)
Current portion of convertible notes payable, net of discount				$591,896	$515,418

Short-term convertible notes				86,000	46,000
Less: discount on short-term convertible notes				(11,000)	(7,333)
Short-term convertible notes, net of discount				$75,000	$38,667

All of the notes above are unsecured. The note dated February 28, 2011 is currently in default and bears default interest at 18% per annum.

Convertible notes issued

Issued	Maturity	Interest Rate	Conversion Rate per Share	Amount of Note	Original Issue Discount	Beneficial Conversion Feature
March 22, 2016	March 22, 2017	5%	$49% discount (1)	$40,000	$6,500	$—
May 31, 2016	May 31, 2019	10%	60% discount (2)	35,100	—	35,100
Total				$75,100	$6,500	$35,100

(1)	This note is convertible at 49% discount to the lowest trading price over the preceding 20 trading days. The note becomes convertible 180 days after issuance.

(2)

This note is convertible at a 60% discount to the volume weighted average closing price over the preceding five trading days, subject to the condition that the conversion price shall never be less than $0.01 per share.

Advances Refinanced into Convertible Notes

During the three months ended May 31, 2016, we refinanced $35,100 of non-interest bearing advances into a convertible note. All principal and accrued interest is payable on the maturity date.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a discount for the beneficial conversion features of $35,100, in aggregate, on the date the notes were signed. We amortize the discounts for the notes dated May 31, 2016 at an effective interest rates of 317.38%. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. During the three months ended May 31, 2016 and 2015, we amortized discount on convertible notes payable of $89,292 and $147,100, respectively, to interest expense.

Convertible Notes Issued for Cash

On March 22, 2016, we issued a convertible promissory note for $40,000. The note has an original issue discount of $6,500. The note matures on March 22, 2017, and bears interest at 5% per annum. The terms on the note allow the noteholder to convert principal and accrued interest into share of our common stock beginning 180 days after issuance. The variable conversion rate is a 49% discount to the lowest trading price over the preceding 20 trading days.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. Once the note becomes convertible 180 days after issuance, the conversion features will meet the definition of a liability and therefore we will need to bifurcate the conversion feature and account for it as a separate derivative liability. We amortize the discounts for the notes dated May 31, 2016 at an effective interest rates of 26.12%. The original issue discount to the convertible notes payable will be amortized to interest expense over the life of the note.

Conversions to common stock

During three months ended May 31, 2016, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts show below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
March 1, 2016	$1,900	190,000
Total	$1,900	190,000

Note 7. Debt Payment Obligations

	Twelve months ended May 31,
	2017	2018	2019	2020	2021	Total
Convertible notes	$1,087,628	$488,587	$400,136	$—	$—	$1,976,351
Capital lease	3,818	3,993	2,414	—	—	10,225
Total	$1,091,446	$492,580	$402,550	$—	$—	$1,986,576

Note 8. Subsequent Events

On June 28, 2016, we issued 196,000 shares of common stock upon conversion of principal and interest on a convertible promissory note.

On July 18, 2016, we issued a convertible promissory note for $9,000. The note matures on July 18, 2017, bears interest at 8% per year, and is convertible into common stock at a 49% discount to the lowest trading price over the preceding 20 trading days.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended February 29, 2016 on Form 10-K.

Results of Operations

Three months ended May 31, 2016 compared to the three months ended May 31, 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $66,893 and $151,994 for the three months ended May 31, 2016 and ended 2015, respectively. The decrease is due to lower professional fees during the current period.

Interest Expense

Interest expense decreased from $187,639 for the three months ended May 31, 2015 to $138,475 for the three months ended May 31, 2016.

Interest expense for the three months ended May 31, 2016 included amortization of discount on convertible notes payable of $89,292, compared to $147,100 for the comparable period of 2015.

The remaining interest expense was due to interest on our convertible notes payable and the interest portion of our capital lease.

Net Loss

We incurred a net loss of $205,368 for the three months ended May 31, 2016 as compared to $339,633 for the comparable period of 2015. The decrease in the net loss was primarily the result of lower professional fees and interest expense.

Liquidity and Capital Resources

At May 31, 2016, we had cash on hand of $6,467. The Company has negative working capital of $1,186,422 . Net cash used in operating activities for the three months ended May 31, 2016 was $28,328. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of May 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of May 31, 2016, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2016, we issued 190,000 shares of common stock upon conversion of $1,900 of a convertible note.

Each issuance of securities was issued without registration in reliance of the exemption from registration Section 3(a)9 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (4)

__________

(1)	Incorporated by reference of our Form DEF 14C file with the Securities and Exchange Commission on February 11, 2015.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 4, 2010.

(3)	Filed or furnished herewith.

(4)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: July 28, 2016	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director