Form 10-Q
period 2016-08-31
ON THE MOVE SYSTEMS CORP.
filed 2016-11-04
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 2, 2016, there were 7,229,226 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2016	February 29, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$735	$2,223
Prepaid expenses	651	3,484
Total current assets	1,386	5,707

Fixed assets net of accumulated depreciation of $841 and $182, respectively	3,080	3,739
TOTAL ASSETS	$4,466	$9,446

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$354,254	$302,136
Advances payable	1,594	1,594
Current portion of convertible notes payable, net of discount of $350,560 and $422,298, respectively	742,697	515,418
Short-term convertible notes payable, net of discount of $39,165 and $7,333, respectively	79,539	38,667
Short-term accrued interest payable	4,243	—
Current portion of accrued interest payable	254,674	185,447
Current portion of capital lease	3,861	3,775
Total current liabilities	1,440,862	1,047,037

Convertible notes payable, net of discount of $371,900 and $500,485, respectively, net of current portion.	425,194	418,521
Accrued interest payable	132,911	105,492
Capital lease obligation	5,425	7,378
Derivative liability	36,671,152	—
TOTAL LIABILITIES	38,675,544	1,578,428

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value; 480,000,000 shares authorized 5,537,816 and 4,908,816 shares issued and outstanding at August 31, 2016 and February 29, 2016, respectively.	5,538	4,909
Series E Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at August 31, 2016 and February 29, 2016, respectively.	1,000	1,000
Preferred Stock, undesignated; 19,000,000 shares authorized; no shares issued and outstanding at August 31, 2016 and February 29, 2016, respectively.	—	—
Additional paid-in capital	(41,831,860)	6,072,872
Retained earnings	3,154,244	(7,647,763)
Total stockholders’ deficit	(38,671,078)	(1,568,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,466	$9,446

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended August 31,		Three months ended August 31,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative expenses	$160,595	$266,393	$93,702	$114,399

Operating Loss	(160,595)	(266,393)	(93,702)	(114,399)

OTHER INCOME (EXPENSE)
Interest expense	(345,645)	(331,698)	(207,170)	(144,059)
Gain on account payable forgiveness	30,000	—	30,000	—
Gain on derivative instruments	11,321,247	—	11,321,247	—
Loss on debt covenant violation	(43,000)	—	(43,000)	—
Total Other Income (Expense)	10,962,602	(331,698)	11,101,077	(144,059)

NET INCOME (LOSS)	$10,802,007	$(598,091)	$11,007,375	$(258,458)

NET INOME (LOSS) PER COMMON SHARE –
Basic	$2.11	$(0.39)	$2.13	$(0.11)
Diluted	$(0.00)	$(0.39)	$(0.00)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
Basic	5,126,832	1,551,656	5,156,914	2,311,368
Diluted	383,759,899	1,551,656	383,767,130	2,311,368

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, February 29, 2016	4,908,816	$4,909	1,000,000	$1,000	$6,072,872	$(7,647,763)	$(1,568,982)

Common stock issued for debt and interest conversion	629,000	629	—	—	20,567	—	21,196
Beneficial conversion feature on issuance of convertible note payable	—	—	—	—	35,100	—	35,100
Derivative liabilities reclassified from additional paid-in capital	—	—	—	—	(47,960,399)		(47,960,399)
Net Income	—	—	—	—	—	10,802,007	10,802,007

BALANCE, August 31, 2016	5,537,816	$5,538	1,000,000	$1,000	$(41,831,860)	$3,154,244	$(38,671,078)

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended August 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$10,802,007	$(598,091)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	244,091	252,246
Depreciation & amortization	659	9,250
Gain on accounts payable forgiveness	(30,000)	—
Less on debt covenant violation	43,000	—
Gain on derivative instruments	(11,321,247)	—
Changes in operating assets and liabilities:
Accounts receivable	—	3,750
Prepaid expenses	2,833	—
Accounts payable and accrued liabilities	89,118	103,925
Accrued interest payable	101,318	78,134
NET CASH USED IN OPERATING ACTIVITIES	(68,121)	(150,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	35,100	157,012
Proceeds from convertible promissory note	33,500	—
Repayment of capital lease	(1,867)	(2,763)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,633	154,249

NET INCREASE (DECREASE) IN CASH	(1,488)	3,463

CASH, at the beginning of the period	2,223	2,679

CASH, at the end of the period	$735	$6,142

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$234	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$35,100	$157,012
Beneficial conversion discount on convertible note payable	$35,100	$157,012
Conversion of convertible notes payable and interest	$21,196	$183,277
Derivative liabilities reclassified from additional paid-in capital	$47,960,399	$—
Debt discount from recognition of derivative liabilities	$32,000	$—

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016

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

For the six months ended August 31, 2016, the Company had negative cash flow from operating activities of $33,121. As of August 31, 2016, the Company had negative working capital of $1,439,476. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

The results of operations for the six month period ended August 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2017.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, On the Move Experience, LLC and OMV Transports, LLC. Intercompany transactions have been eliminated in consolidation. The fiscal year-end for the Company and its subsidiaries is February 28.

Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

As of August 31, 2016 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of August 31, 2016:

	Fair Value Measurements as of August 31, 2016
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		—		—		—
Liabilities
Warrant derivative liability		—		—		89,521
Conversion option derivative liability		—		—		36,582,396
Total liabilities		—		—		36,671,152

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Three Months Ended August 31,		Significant Unobservable Inputs (Level 3) Six Months Ended August 31,
	2016	2015	2016	2015
Beginning balance	$—	$—	$—	$—
Change in fair value	11,321,247	—	11,321,247	—
Additions reclassified from equity	(47,960,399)	—	(47,960,399)	—
Other	(32,000)	—	(32,000)	—
Ending balance	$36,671,152	$—	$36,671,152	$—

Note 4. Advances

During the six months ended August 31, 2016, Vista View Ventures, Inc. (“Vista View”) paid $35,100 of expenses on behalf of the company. These funds were paid from Vista View to KMDA and then by KMDA to the Company on behalf of Vista View. At the end of the quarter, we issued a convertible promissory note to Vista View for $35,100. See Note 5 and Note 6.

At August 31, 2016 and February 29, 2016, we did not owe Vista View anything for advances provided to us or expenses paid on our behalf.

At August 31, 2016 and February 29, 2016, we owed a third party $1,594 and $1,594, respectfully, for advances provided to us.

Note 5. Related Party Transactions

Our chief executive officer is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

Services Provided by KM Delaney & Assoc.

During the six months ended August 31, 2016 and 2015, KM Delaney & Associates (“KMDA”) provided certain administrative functions to us. The services provide include accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to the Company, KMDA receives the advances from the lender (See note 4) and disburses those funds to us. We discontinued our arrangement with KMDA on April 30, 2016. During the six months ended August 31, 2016 and 2015, KMDA billed us $35,100 and $95,254, respectively, for those services. As of August 31, 2016 and February 29, 2016, we owed KMDA $183,568 and $198,568, respectively. These amounts are included in accounts payable on the balance sheet.

Note 6. Gain on Accounts Payable Forgiveness

During the six months ended August 31, 2016, we impaired the value of our 10 tri-axel truck trailers. The original agreement had called for a payment of $60,000, of which we had paid $30,000. The seller agreed to forgive the remaining $30,000, which we recorded as a gain on accounts payable forgiveness.

Note 7. Convertible Notes Payable

Convertible notes payable consist of the following as of August 31, 2016 and February 29, 2016:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance August 31, 2016	Balance February 29, 2016
February 28, 2011	February 27, 2013	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2017	10%	$0.01	119,091	120,562
May 31, 2013	November 30, 2016	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2017	10%	$0.01	396,958	396,958
August 31, 2014	August 31, 2016	10%	$0.002	355,652	355,652
November 30, 2014	November 30, 2016	10%	$0.002	103,950	103,950
February 28, 2015	February 28, 2017	10%	$0.001	63,357	63,357
May 31, 2015	May 31, 2017	10%	$1.00	65,383	65,383
August 31, 2015	August 31, 2017	10%	$0.30	91,629	91,629
November 30, 2015	November 30, 2018	10%	$0.30	269,791	269,791
February 3, 2016	February 3, 2017	5%	49% discount	24,705	46,000
February 29, 2016	February 28, 2019	10%	60% discount	95,245	95,245
March 22, 2016	March 22, 2017	5%	49% discount	60,000	—
May 31, 2016	May 31, 2019	10%	60% discount	35,100	—
July 18, 2016	July 18, 2017	8%	49% discount	9,000	—
August 30, 2016	August 30, 2017	8%	50% discount	25,000	—
Total convertible notes payable				$2,009,056	$1,902,722

Less: short-term convertible notes payable				(118,704)	(46,000)
Less: current portion of convertible notes payable				(1,093,257)	(937,716)
Less: discount on noncurrent convertible notes payable				(371,900)	(500,485)
Long-term convertible notes payable, net of discount				$425,195	$418,521

Current portion of convertible notes payable				1,093,257	937,716
Less: discount on current portion of convertible notes payable				(350,560)	(422,298)
Current portion of convertible notes payable, net of discount				$742,697	$515,418

Short-term convertible notes				118,704	46,000
Less: discount on short-term convertible notes				(39,165)	(7,333)
Short-term convertible notes, net of discount				$79,539	$38,667

All of the notes above are unsecured. The note dated February 28, 2011 is currently is in default and bears default interest at 18% per annum.

Convertible notes issued

Issued	Maturity	Interest Rate	Conversion Rate per Share	Amount of Note	Original Issue Discount	Beneficial Conversion Feature
March 22, 2016	March 22, 2017	5%	49% discount (1)	$40,000	$6,500	$—
May 31, 2016	May 31, 2019	10%	60% discount (2)	35,100	—	35,100
July 18, 2016	July 18, 2017	8%	49% discount (1)	9,000	2,000	—
August 30, 2016	August 30, 2017	8%	50% discount (3)	25,000	—	—
Total				$108,420	$8,500	$35,100

__________

(1)	This note is convertible at 49% discount to the lowest trading price over the preceding 20 trading days. The note becomes convertible 180 days after issuance.

(2)

This note is convertible at a 60% discount to the volume weighted average closing price over the preceding five trading days, subject to the condition that the conversion price shall never be less than $0.01 per share.

(3)

This note is convertible at 50% discount to the lowest trading price over the preceding 20 trading days. As this note was a modification of an existing note that was convertible, it is immediately convertible.

Advances Refinanced into Convertible Notes

During the six months ended August 31, 2016, we refinanced $35,100 of non-interest bearing advances into a convertible note. All principal and accrued interest is payable on the maturity date.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a discount for the beneficial conversion features of $67,100, in aggregate, on the date the notes were signed. We amortize the discounts for the notes dated May 31, 2016 at an effective interest rates of 317.38%. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. During the six months ended August 31, 2016 and 2015, we amortized discount on convertible notes payable of $239,575 and $252,246, respectively, to interest expense.

Convertible Notes Issued for Cash

On March 22, 2016, we issued a convertible promissory note for $40,000. The note has an original issue discount of $6,500. The note matures on March 22, 2017, and bears interest at 5% per annum. The terms on the note allow the noteholder to convert principal and accrued interest into shares of our common stock beginning 180 days after issuance. The variable conversion rate is a 49% discount to the lowest trading price over the preceding 20 trading days.

On August 30, 2016, we issued a convertible promissory note with a face value of $31,320. The note has an original issue discount of $6,320. The note matures on August 30, 2017, and bears interest at 8% per annum. The terms of the note allow the noteholder to convert principal and accrued interest into shares of common stock beginning 180 days after issuance. The variable conversion rate is a 50% discount to the lowest trading price over the preceding 20 trading days. As of August 31, 2016, we had not received the cash proceeds from this note, so these funds appear on the balance sheet as “Note proceeds receivable.” The funds were received subsequent to the end of the quarter, and is considered a subsequent event.

We evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The conversion met the definition of a liability and therefore we bifurcated the conversion feature and account for it as a separate derivative liability. We recognized derivative liability of $48,833. $25,000 of this was recorded as a discount to the convertible note, and the remaining $23,833 was immediately expensed to loss on derivative instruments.

Convertible Notes Issued for payment of Accounts Payable

On July 18, 2016, we issued a convertible promissory note for $9,000, with an original issue discount of $2,000. The note matures on July 18, 2017, and bears interest at 8% per annum. The noteholder paid the proceeds from this note directly to one of our vendors to reduce our outstanding account payable. The variable conversion rate is a 49% discount to the lowest trading price over the preceding 20 trading days. The terms of the note allow the noteholder to convert principal and accrued interest into shares of common stock immediately upon issuance.

We evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The conversion features met the definition of a liability and therefore we bifurcated the conversion feature and account for it as a separate derivative liability. We recognized a $19,894 derivative liability related to the note using Black-Scholes model, $7,000 of which was recorded as a discount, and $12,894 as a loss on derivative instruments. Due to the embedded derivative, we had to evaluate our existing convertible notes for derivative liabilities. See Note 8.

The terms of the convertible note required us to issue 900,000 warrants with a strike price of $0.01 per share, with a maturity date of July 18, 2021. We recognized $117,058 derivative liability, which was immediately recognized as a loss on derivative instruments.

Violation of Debt Covenants

We violated the terms of our agreements for the convertible notes dated February 3, 2016 and March 22, 2016 on July 20, 2016 and July 25, 2016, respectively. The agreement had required us to file all quarterly and annual reports with the SEC on time. We filed our quarterly report on form 10-Q for the period May 31, 2016 after the deadline. As a result, the annual interest rate on each note increased from 5% per year to 18% per year. Additionally, the agreement called for us to increase the principal balance of the notes by 50% of their original face value. We recognized a loss on debt covenant violations of $23,000 and $20,000 on the notes dates February 3, 2016 and March 22, 2016, respectively. $25,000 of one of the note was re-assigned to another note holder and convertible immediately. The conversion feature was determined to be derivative liabilities, see Note 8.

Conversions to common stock

During six months ended August 31, 2016, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts show below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
March 1, 2016	$1,900	190,000
August 8, 2016	9,871	175,000
August 26, 2016	9,425	264,000
Total	$21,196	629,000

Note 8. Derivative Liabilities

On July 18, 2016, we issued a convertible promissory note with embedded variable price conversion options that is determined to be derivative instrument (see Note 7). We recognized a derivative liability of $19,894, which was recorded as a $7,000 discount to the note and a loss on derivative instruments of $12,894.

The same note required us to issue 900,000 warrants, which are also valued as a derivative instrument. Therefore, we recognized a derivative liability $117,058. This was recorded as a $117,058 loss on derivative instruments.

The embedded derivative in the July 18, 2016 convertible note tainted our outstanding convertible notes issues prior to that period. We calculated a $47,960,399 derivative liability related to those notes, which we reclassified from additional paid-in capital.

On August 30, 2016, we issued a modified convertible promissory note for $25,000, which had an embedded derivative liability of $48,833. We recognized this as a $25,000 discount against the note and a $23,833 loss on derivative instruments.

On August 31, 2016, we revalued the fair value all of our derivative instruments and determined that we had total derivative liabilities of $36,671,152. We recognized a gain on derivative instruments of $11,475,032. During the six months ended August 31, 2016, we recognized gain on derivative of $11,321,247.

We used Black-Scholes model to determine the fair value of the conversion option and warrants.

As of August 31, 2016, the aggregate fair value of the outstanding derivative liabilities was $36,371,152.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following key assumptions during the six months ended August 31, 2016

Expected dividends	—%
Expected term (years)	0.25 – 5.00
Volatility	121% – 295%
Risk-free rate	1.57% – 1.59%

Note 9. Debt Payment Obligations

	Twelve months ended August 31,
	2017	2018	2019	2020	2021	Total
Convertible notes	$1,211,961	$396,958	$400,137	$—	$—	$2,009,056
Capital lease	3,861	4,038	1,387	—	—	9,286
Total	$1,215822	$400,996	$401,524	$—	$—	$2,018,342

Note 10. Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated except that the common shares outstanding for the period is increased to reflect the potential dilution that could occur if outstanding convertible notes payable were converted and warrants were exercised. Anti-dilutive shares represent potentially dilutive securities that which are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.

The following is a calculation of basic and diluted weighted-average shares outstanding:

	Six months ended August 31,		Three months ended August 31,
	2016	2015	2016	2015

Weighted-average shares – basic	5,126,832	1,551,656	5,156,914	2,311,368
Dilution effect of warrants	850,793	—	827,942	—
Dilution effect of convertible notes payable	377,782,274	—	377,782,274	—
Weighted-average shares - diluted	383,759,899	1,551,656	383,767,130	2,311,368

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Six months ended August 31,		Three months ended August 31,
	2016	2015	2016	2015

Weighted-average common stock issuable under convertible notes payable excluded from diluted EPS due to the anti-dilutive effect due to net loss	—	1,692	—	1,393

Note 10. Subsequent Events

On September 4, 2016, we issued into a convertible promissory note for $31,320, for $25,000 in cash proceeds.

On September 8, 2016, the holder of our modified convertible promissory note dated August 30, 2016, converted $6,002 of principal and accrued interest into 193,633 shares of our common stock.

On September 9, 2016, the holder of our convertible promissory note dated February 3, 2016, converted $7,268 of principal into 285,000 shares of our common stock.

On September 22, 2016, the holder of our convertible promissory note dated February 3, 2016, converted $3,065 of principal into 299,000 shares of our common stock.

On September 29, 2016, the holder of our modified convertible promissory note dated August 30, 2016, converted $1,558 of principal and accrued interest into 259,635 shares of our common stock.

On September 29, 2016, the holder of our convertible promissory note dated February 3, 2016, converted $1,928 of principal into 315,000 share of our common stock.

On October 10, 2016, the holder of our modified convertible promissory note dated August 30, 2016, converted $1,713 of principal and accrued interest into 339,142 shares of our common stock.

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

Results of Operations

Six months ended August 31, 2016 compared to the six months ended August 31, 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $160,595 and $266,393 for the six months ended August 31, 2016 and ended 2015, respectively.  The decrease is due to a reduction in professional fees.

Interest Expense

Interest expense increased from $331,698 for the six months ended August 31, 2015 to $345,645 for the six months ended August 31, 2016. Interest expense for the six months ended August 31, 2016 included amortization of discount on convertible notes payable of $244,091, compared to $252,246 for the comparable period of 2015.

Gain on Derivative Instruments

During the six months ended August 31, 2016, we realized a $11,321,247 gain on the derivative liabilities related to our convertible notes and warrants. We had no derivative liabilities during the six months ended August 31, 2015.

Gain on Debt Forgiveness

During the six months ended August 31, 2016, we recognized a $30,000 gain on accounts payable that had been forgiven. We had no gain on debt forgiveness in the prior year.

Loss on Debt Covenant Violations

During the six months ended August 31, 2016, we recognized a $43,000 loss on debt covenant violations. We had no losses on debt covenant violations in the prior year. See Note 7.

Net Income

We had net income of $10,802,007 for the six months ended August 31, 2016 as compared to a $598,091 loss for the comparable period of 2015. The increase in net income relates entirely to the gain on derivative instruments related to our convertible notes payable and warrants.

Three months ended August 31, 2016 compared to the three months ended August 31, 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $93,702 and $114,399 for the three months ended August 31, 2016 and ended 2015, respectively. The decrease is due to lower professional fees during the current period.

Interest Expense

Interest expense increased from $144,059 for the three months ended August 31, 2015 to $207,170 for the three months ended August 31, 2016.

Interest expense for the three months ended August 31, 2016 included amortization of discount on convertible notes payable of $154,800, compared to $105,146 for the comparable period of 2015.

The remaining interest expense was due to interest on our convertible notes payable and the interest portion of our capital lease.

Gain on Derivative Instruments

During the three months ended August 31, 2016, we realized a $11,321,247 gain on the derivative liabilities related to our convertible notes. We had no derivative liabilities during the three months ended August 31, 2015.

Gain on Debt Forgiveness

During the three months ended August 31, 2016, we recognized a $30,000 gain on accounts payable that had been forgiven. We had no gain on debt forgiveness in the prior year.

Loss on Debt Covenant Violations

During the three months ended August 31, 2016, we recognized a $43,000 loss on debt covenant violations. We had no losses on debt covenant violations in the prior year. See Note 7.

Net Income

We had net income of $11,007,375 for the three months ended August 31, 2016 as compared to a $258,458 loss for the comparable period of 2015. The increase in net income relates entirely to the gain on derivative instruments related to our convertible notes payable.

Liquidity and Capital Resources

At August 31, 2016, we had cash on hand of $735. The company has negative working capital of $1,439,476 . Net cash used in operating activities for the six months ended August 31, 2016 was $33,121. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of August 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of August 31, 2016, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of August 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

On the Move Systems Corp.

Date: November 4, 2016	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director