Form 10-Q/A
period 2016-08-31
ON THE MOVE SYSTEMS CORP.
filed 2017-01-23
CIK 1498148

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

Yes [X] No [_]

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2016 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended August 31, 2016, filed with the Securities and Exchange Commission on November 4, 2016.

Additionally, on page 7, the CONSOLIDATED STATEMENTS OF CASH FLOWS, we corrected typographical errors as follows:

1)    On the line item labeled “Accrued interest payable” under the “2016” column, the incorrect number “101,318” has been corrected to “101,418”.

2)    On the line item labeled “Repayment of capital lease” under the “2016” column, the incorrect number “(1,867)” has been corrected to “(1,967)”.

3)    On the line item labeled “NET CASH PROVIDED BY FINANCING ACTIVITIES” under the “2016” column, the incorrect number “31,633” has been corrected to “66,633”.

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

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended August 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$10,802,007	$(598,091)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	244,091	252,246
Depreciation & amortization	659	9,250
Gain on accounts payable forgiveness	(30,000)	—
Less on debt covenant violation	43,000	—
Gain on derivative instruments	(11,321,247)	—
Changes in operating assets and liabilities:
Accounts receivable	—	3,750
Prepaid expenses	2,833	—
Accounts payable and accrued liabilities	89,118	103,925
Accrued interest payable	101,418	78,134
NET CASH USED IN OPERATING ACTIVITIES	(68,121)	(150,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	35,100	157,012
Proceeds from convertible promissory note	33,500	—
Repayment of capital lease	(1,967)	(2,763)
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,633	154,249

NET INCREASE (DECREASE) IN CASH	(1,488)	3,463

CASH, at the beginning of the period	2,223	2,679

CASH, at the end of the period	$735	$6,142

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$234	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$35,100	$157,012
Beneficial conversion discount on convertible note payable	$35,100	$157,012
Conversion of convertible notes payable and interest	$21,196	$183,277
Derivative liabilities reclassified from additional paid-in capital	$47,960,399	$—
Debt discount from recognition of derivative liabilities	$32,000	$—

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (4)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (4)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (4) (5)

__________

(1)	Incorporated by reference of our Form DEF 14C file with the Securities and Exchange Commission on February 11, 2015.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 4, 2010.

(3)	Previously filed or furnished with original Quarterly Report on Form 10-Q for August 31, 2016 filed with the Securities and Exchange Commission on November 4, 2016.

(4)	Filed or furnished herewith.

(5)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: January 23, 2017	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director