Form 10-Q
period 2016-11-30
ON THE MOVE SYSTEMS CORP.
filed 2017-01-23
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 23, 2017, there were 12,451,116 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2016	February 29, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$63	$2,223
Prepaid expenses	—	3,484
Total current assets	63	5,707

Fixed assets net of accumulated depreciation of $0 and $182, respectively	—	3,739
TOTAL ASSETS	$63	$9,446

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$449,917	$302,136
Advances payable	1,594	1,594
Current portion of convertible notes payable, net of discount of $107,766 and $422,298, respectively	1,382,449	515,418
Short-term convertible notes payable, net of discount of $47,371 and $7,333, respectively	73,690	38,667
Short-term accrued interest payable	8,548	—
Current portion of accrued interest payable	403,947	185,447
Current portion of automobile lease	—	3,775
Total current liabilities	2,320,145	1,047,037

Convertible notes payable, net of discount of $365,217 and $500,485, respectively, net of current portion.	34,919	418,521
Accrued interest payable	32,401	105,492
Capital lease	—	7,378
Derivative liability	5,470,256	—
TOTAL LIABILITIES	7,857,721	1,578,428

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized 9,019,831 and 4,908,816 shares issued and outstanding at November 30, 2016 and February 29, 2016, respectively.	9,020	4,909
Series E Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at November 30, 2016 and February 29, 2016, respectively.	1,000	1,000
Preferred Stock, undesignated; 19,000,000 shares authorized; no shares issued and outstanding at November 30, 2016 and February 29, 2016, respectively.	—	—
Additional paid-in capital	(41,748,285)	6,072,872
Retained Earnings	33,880,607	(7,647,763)
Total stockholders’ deficit	(7,857,658)	(1,568,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$63	$9,446

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended November 30,		Three months ended November 30,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative expenses	$279,609	$419,765	$119,014	$153,372

Operating Loss	(279,609)	(419,765)	(119,014)	(153,372)

OTHER INCOME (EXPENSE)
Interest expense	(671,444)	(548,950)	(325,799)	(217,252)
Gain on asset disposal	5,789	—	5,789	—
Gain on accounts payable forgiveness	30,000	—	—	—
Loss on debt covenant violation	(43,000)	—	—	—
Gain on derivative instruments	42,486,634	—	31,165,387	—
Total Other Income	41,807,979	(548,950)	30,845,377	(217,252)

NET INCOME (LOSS)	$41,528,370	$(968,715)	$30,726,363	$(370,624)

NET INCOME (LOSS) PER COMMON SHARE –
Basic	$7.13	$(0.42)	$4.25	$(0.10)
Diluted	$(0.00)	$(0.42)	$(0.00)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic	5,822,446	2,319,673	7,228,963	3,872,587
Diluted	445,900,309	2,319,673	447,034,693	3,872,587

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCE, February 29, 2016	4,908,816	$4,909	1,000,000	$1,000	$6,072,872	$(7,647,763)	$(1,568,982)

Common stock issued for debt and interest conversion	4,111,015	4,111	—	—	43,633	—	47,744
Beneficial conversion feature on issuance of convertible note payable	—	—	—	—	35,100	—	35,100
Derivative liabilities reclassified from additional paid-in capital	—	—	—	—	(47,899,890)	—	(47,899,890)
Net Income	—	—	—	—	—	41,528,370	41,528,370

BALANCE, November 30, 2016	9,019,831	$9,020	1,000,000	$1,000	$(41,748,285)	$33,880,607	$(7,857,658)

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended November 30,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$41,528,370	$(968,715)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on asset disposal	(5,789)	—
Amortization of discount on convertible note payable	516,682	429,326
Depreciation & amortization	767	13,825
Gain on debt forgiveness	(30,000)	—
Loss on debt covenant violation	43,000	—
Gain on derivative instruments	(42,486,634)	—
Changes in operating assets and liabilities:
Accounts receivable	—	5,250
Prepaid expenses	3,484	—
Accounts payable and accrued liabilities	184,781	(22,671)
Accrued interest payable	154,471	117,688
NET CASH USED IN OPERATING ACTIVITIES	(90,868)	(425,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	35,100	428,397
Proceeds from convertible promissory notes	58,500	—
Repayments of convertible promissory notes	(2,500)	—
Repayment of capital lease	(2,392)	(4,186)
NET CASH PROVIDED BY FINANCING ACTIVITIES	88,708	424,211

NET INCREASE (DECREASE) IN CASH	(2,160)	(1,086)

CASH, at the beginning of the period	2,223	2,679

CASH, at the end of the period	$63	$1,593

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$291	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$35,100	$426,803
Beneficial conversion on convertible note payable	$35,100	$426,803
Conversion of convertible notes payable and interest	$47,744	$192,996
Derivative liabilities reclassified from additional paid-in capital	$47,899,890	$—
Debt discount from recognition of derivative liabilities	$57,000	$—

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2016

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

For the nine months ended November 30, 2016, the Company had negative cash flow from operating activities of $90,868. As of November 30, 2016, the Company had negative working capital of $2,320,082. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

The results of operations for the nine month period ended November 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2017.

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

As of November 30, 2016 the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of November 30, 2016:

	Fair Value Measurements as of November 30, 2016
	Level 1		Level 2		Level 3
Assets
None	$		$		$
Total assets		—		—		—
Liabilities
Warrant derivative liability		—		—		11,694
Conversion option derivative liability		—		—		5,458,562
Total liabilities		—		—		5,470,256

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2016	2015	2016	2015
Beginning balance	$—	$—	$36,671,152	$—
Change in fair value	(42,486,634)	—	(31,165,387)	—
Additions reclassified from equity	47,960,399	—	—	—
Derivative liability reclassed to equity on conversion	(60,509)	—	(60,509)	—
Debt discount due to derivative	57,000	—	25,000	—
Ending balance	$5,470,256	$—	$5,470,256	$—

Note 4. Advances

During the nine months ended November 30, 2016, Vista View Ventures, Inc. (“Vista View”) paid $35,100 of expenses on behalf of the company. These funds were paid from Vista View to KMDA and then by KMDA to the Company on behalf of Vista View. At the end of the quarter, we issued a convertible promissory note to Vista View for $35,100. See Note 5 and Note 6.

At November 30, 2016 and February 29, 2016, we did not owe Vista View’ anything for advances provided to us or expenses paid on our behalf.

At November 30, 2016 and February 29, 2016, we owed a third party. $1,594 and $1,594, respectfully, for advances provided to us.

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

Services Provided by KM Delaney & Assoc.

During the nine months ended November 30, 2016 and 2015, KM Delaney & Associates (“KMDA”) provided certain administrative functions to us. The services provide include accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to the Company, KMDA receives the advances from the lender (See note 4) and disburses those funds to us. We discontinued our arrangement with KMDA on April 30, 2016. During the nine months ended November 30, 2016 and 2015, KMDA billed us $35,100 and $149,254, respectively, for those services. As of November 30, 2016 and February 29, 2016, we owed KMDA $183,568 and $217,589, respectively. These amounts are included in accounts payable on the balance sheet.

Note 6. Gain on Accounts Payable Forgiveness

During the nine months ended November 29, 2016, we impaired the value of our 10 tri-axel truck trailers. The original agreement had called for a payment of $60,000, of which we had paid $30,000. The seller agreed to forgive the remaining $30,000, which we recorded as a gain on debt forgiveness.

Note 7. Convertible Notes Payable

Convertible notes payable consist of the following as of November 30, 2016 and February 29, 2016:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance November 30, 2016	Balance February 29, 2016
February 28, 2011	February 27, 2013	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2017	10%	$0.01	119,091	120,562
May 31, 2013	November 30, 2016	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2017	10%	$0.01	396,958	396,958
November 30, 2014	November 30, 2016	10%	$0.002	355,652	355,652
November 30, 2014	November 30, 2016	10%	$0.002	103,950	103,950
February 28, 2015	February 28, 2017	10%	$0.001	63,357	63,357
May 31, 2015	May 31, 2017	10%	$1.00	65,383	65,383
November 30, 2015	November 30, 2017	10%	$0.30	91,629	91,629
November 30, 2015	November 30, 2018	10%	$0.30	269,791	269,791
February 3, 2016	February 3, 2017	5%	49% discount	11,471	46,000
February 29, 2016	February 28, 2019	10%	60% discount	95,245	95,245
March 22, 2016	March 22, 2017	5%	49% discount	60,000	—
May 31, 2016	May 31, 2019	10%	60% discount	35,100	—
July 18, 2016	July 18, 2017	8%	49% discount	6,500	—
August 30, 2016	August 30, 2107	8%	50% discount	11,770	—
September 6, 2016	August 30, 2017	8%	50% discount	31,320	—
Total convertible notes payable				$2,011,412	$1,902,722

Less: short-term convertible notes payable				(121,061)	(46,000)
Less: current portion of convertible notes payable				(1,490,215)	(937,716)
Less: discount on noncurrent convertible notes payable				(365,217)	(500,485)
Long-term convertible notes payable, net of discount				$34,919	$418,521

Current portion of convertible notes payable				1,490,215	937,716
Less: discount on current portion of convertible notes payable				(107,766)	(422,298)
Current portion of convertible notes payable, net of discount				$1,382,449	$515,418

Short-term convertible notes				121,061	46,000
Less: discount on short-term convertible notes				(47,371)	(7,333)
Short-term convertible notes, net of discount				$73,690	$38,667

All of the notes above are unsecured. The note dated February 28, 2011 is currently is in default and bears default interest at 18% per annum.

Convertible notes issued

Issued	Maturity	Interest Rate	Conversion Rate per Share	Amount of Note	Original Issue Discount	Beneficial Conversion Feature
March 22, 2016	March 22, 2017	5%	$49% discount (1)	$40,000	$6,500	$—
May 31, 2016	May 31, 2019	10%	60% discount (2)	35,100	—	35,100
July 18, 2016	July 18, 2017	8%	49% discount (1)	9,000	2,000	—
August 30, 2016	August 30, 2017	8%	50% discount (4)	25,000	—	—
September 6, 2016	August 30, 2017	8%	50% discount (3)	31,320	6,320	—
Total				$140,420	$14,820	$35,100

__________

(1)	This note is convertible at 49% discount to the lowest trading price over the preceding 20 trading days. The note becomes convertible 180 days after issuance.

(2)

This note is convertible at a 60% discount to the volume weighted average closing price over the preceding five trading days, subject to the condition that the conversion price shall never be less than $0.01 per share.

(3)	This note is convertible at 50% discount to the lowest trading price over the preceding 20 trading days. The note becomes convertible 180 days after issuance.

(4)

This note is convertible at 50% discount to the lowest trading price over the preceding 20 trading days. As this note was a modification of an existing note that was convertible, it is immediately convertible.

Advances Refinanced into Convertible Notes

During the nine months ended November 30, 2016, we refinanced $35,100 of non-interest bearing advances into a convertible note. All principal and accrued interest is payable on the maturity date.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a discount for the beneficial conversion features of $35,100, in aggregate, on the date the notes were signed. We amortize the discounts for the notes dated May 31, 2016 at an effective interest rates of 317.38%. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. During the nine months ended November 30, 2016 and 2015, we amortized discount on convertible notes payable of $516,682 and $429,326, respectively, to interest expense.

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

On September 6, 2016, we issued a convertible promissory note with a face value of $31,320. The note has an original issue discount of $6,320. The note matures on August 30, 2017, and bears interest at 8% per annum. The terms of the note allow the noteholder to convert principal and accrued interest into shares of common stock beginning 180 days after issuance. The variable conversion rate is a 50% discount to the lowest trading price over the preceding 20 trading days.

We evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. Once the note becomes convertible 180 days after issuance, the conversion features will meet the definition of a liability and therefore we will need to bifurcate the conversion feature and account for it as a separate derivative liability. We amortize the discounts for the notes dated May 31, 2016 and August 30, 2016 at effective interest rates of 26.12% and 2,361%, respectively. The original issue discount to the convertible notes payable will be amortized to interest expense over the life of the note.

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

Conversions to common stock

During nine months ended November 30, 2016, the holders of the Convertible Note Payable dated January 31, 2013 elected to convert principal and accrued interest in the amounts show below into shares of common stock at a rate of $0.01 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Number of Shares Issued
March 1, 2016	$1,900	190,000
August 8, 2016	9,871	175,000
August 26, 2016	9,425	264,000
September 8, 2016	6,003	193,633
September 9, 2016	7,268	285,000
September 22, 2016	3,065	299,000
September 29, 2016	3,486	574,635
October 11, 2016	1,713	339,142
November 7, 2016	2,868	1,075,249
November 23, 2016	2,146	715,356
Total	$47,744	4,111,015

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

On September 6, 2016, we issued a convertible promissory note for $31,320, which had an embedded derivative liability of $50,500, which we recorded as a $25,000 discount against the note, and a $25,500 loss on derivative instruments.

During the nine months ended November 30, 2016, we released $60,509 of our derivative liability to equity due to conversions of principal on the associated notes.

On November 30, 2016, we revalued the fair value all of our derivative instruments and determined that we had total derivative liabilities of $5,470,256. During the nine months ended November 30, 2016, we recognized gain on derivative of $42,486,634.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following key assumptions during the nine months ended November 30, 2016

Expected dividends	—%
Expected term (years)	0.25 – 5.00
Volatility	291% – 598%
Risk-free rate	1.57% – 2.37%

Note 9. Gain on Disposal of Assets

On September 30, 2016, we terminated the capital lease of our delivery van, with mutual agreement with the leaseholder. As such, On September 30, 2016 we wrote off both the asset value of the van and the capital lease obligation. The difference is recorded to gain on asset disposal.

Note 10. Debt Payment Obligations

	Twelve months ended November 30,
	2017	2018	2019	2020	2021	Total
Convertible notes	$1,611,276	$269,791	$130,345	$—	$—	$2,011,412
Total	$1,611,276	$269,791	$130,345	$—	$—	$2,011,412

Note 11. Earnings per Share

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

The following is a calculation of basic and diluted weighted-average shares outstanding:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2016	2015	2016	2015

Weighted-average shares – basic	5,822,446	2,319,673	7,228,963	3,872,587
Dilution effect of warrants	811,216	—	539,083	—
Dilution effect of convertible notes payable	439,266,647	—	439,266,647	—
Weighted-average shares - diluted	445,900,309	2,319,673	447,043,693	3,872,587

Note 12. Subsequent Events

On December 2, 2016, the holder of the modified convertible promissory note dated August 30, 2016, converted $2,986 of principal and accrued interest into 891,304 shares of common stock.

On December 19, 2016, the holder of the modified convertible promissory note dated August 30, 2016, converted $3,703 of principal and accrued interest into 892,173 shares of common stock.

On December 28, 2016, the holder of the modified convertible promissory note date August 30, 2016, converted $2,670 of principal and accrued interest into 1,067,808 shares of common stock.

On January 4, 2017, the holder of the convertible promissory note dated November 30, 2013, modified a $2,500 portion of the note into a convertible debenture. The debenture is non-interest bearing, matures on January 4, 2018, and is convertible into shares of our common stock at a rate of $0.001 per share.

On January 5, 2017, the holder of the convertible debenture issues on January 4, 2017 converted $580 of principal into 580,000 shares of our common stock.

On January 13, 2017, we issued a new convertible promissory note with a face value of $38,000. The note matures on October 28, 2017 and bears interest at 8% per annum. The note is convertible into shares of common stock at a 40% discount to the average of the three lowest trading prices over the preceding ten trading days.

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

Results of Operations

Nine months ended November 30, 2016 compared to the nine months ended November 30, 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $279,609 and $419,765 for the nine months ended November 30, 2016 and ended 2015, respectively.  The decrease is due to a reduction in professional fees.

Interest Expense

Interest expense increased from $548,950 for the nine months ended November 30, 2015 to $671,444 for the nine months ended November 30, 2016. Interest expense for the nine months ended November 30, 2016 included amortization of discount on convertible notes payable of $516,682, compared to $429,326 for the comparable period of 2015.

Gain on Assets Disposal

During the nine months ended November 30, 2016, we recognized a $5,789 gain on the disposal of our delivery van, versus nothing in the prior year.

Gain on Debt Forgiveness

During the nine months ended November 30, 2016, we recognized a $30,000 gain on accounts payable that had been forgiven. We had no gain on debt forgiveness in the prior year.

Loss on Debt Covenant Violations

During the nine months ended November 30, 2016, we recognized a $43,000 loss on debt covenant violations. We had no losses on debt covenant violations in the prior year. See Note 7.

Gain on Financial Derivatives

During the nine months ended November 30, 2016, we recognized a $42,486,634 non-cash gain on the embedded derivatives in our convertible promissory notes. During the same period in the prior year, our notes did not contain embedded derivatives.

Net Loss

We incurred a net gain of $41,528,370 for the nine months ended November 30, 2016 as compared to a $968,715 loss for the comparable period of 2015. The increase in the net gain was the results of the non-cash gain on financial derivatives.

Three months ended November 30, 2016 compared to the three months ended November 30, 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $119,014 and $153,372 for the three months ended November 30, 2016 and ended 2015, respectively. The decrease is due to lower professional fees during the current period.

Interest Expense

Interest expense increased from $217,252 for the three months ended November 30, 2015 to $325,799 for the three months ended November 30, 2016.

Interest expense for the three months ended November 30, 2016 included amortization of discount on convertible notes payable of $272,591, compared to $177,080 for the comparable period of 2015.

The remaining interest expense was due to interest on our convertible notes payable and the interest portion of our capital lease.

Gain on Financial Derivatives

During the three months ended November 30, 2016, we recognized a $31,165,387 non-cash gain on the embedded derivatives in our convertible promissory notes. During the same period in the prior year our notes did not contain embedded derivatives.

Net Loss

We incurred a net gain of $30,726,363 for the three months ended November 30, 2016 as compared to $370,624 loss for the comparable period of 2015. The increase in the net gain was the results of the non-cash gain on financial derivatives.

Liquidity and Capital Resources

At November 30, 2016, we had cash on hand of $63. The company has negative working capital of $2,320,082. Net cash used in operating activities for the nine months ended November 30, 2016 was $90,868. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of November 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of November 30, 2016, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of November 30, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3)(4)

__________

(1)	Incorporated by reference of our Form DEF 14C file with the Securities and Exchange Commission on February 11, 2015.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 4, 2010.

(3)	Filed or furnished herewith.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: January 23, 2017	BY: /s/ Robert Wilson
Robert Wilson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director