Form 10-K
period 2017-02-28
ON THE MOVE SYSTEMS CORP.
filed 2017-06-16
CIK 1498148

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_]  No [X]

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

Yes [X]  No [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_]	Smaller reporting company	[X]
(Do not check is smaller reporting company)
		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [_]  No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2016 was $383,408.

There were 43,791,804 shares of the Registrant’s common stock outstanding as of June 9, 2017.

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

ITEM 2. PROPERTIES

We maintain our corporate offices at 701 North Green Valley Parkway, Suite 200, Henderson, Nevada 89074. Our telephone number is 702-990-3271. This is a month to month lease.

ITEM 3. LEGAL PROCEEDINGS

On October 12, 2015, we received notice that the Company had been sued in the United States District Court for the Central District of California. The plaintiff alleges that we obtained certain trade secrets through a third party also named in the suit. The case was dismissed in December 2015 for lack of jurisdiction.

In February 2016, we received notice that the Company had been sued in the Clark County District Court of Nevada. The plaintiff alleges that we obtained certain trade secrets through a third party also named in the suit. We believe the suit is without merit and intend to vigorously defend it. An Arbitration was conducted on May 9, 2017, Plaintiff filed a Notice of trial de Novo, seeking a review of the merit dismissal. It is counsel’s opinion this Trial de Novo is without merit and the Company should prevail.

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

	High	Low
Fiscal Year Ended February 28, 2017
Quarter ended February 28, 2017	$0.02	$0.00
Quarter ended November 30, 2016	$0.10	$0.01
Quarter ended August 31, 2016	$0.20	$0.07
Quarter ended May 31, 2016	$0.50	$0.14

Fiscal Year Ended February 29, 2016
Quarter ended February 29, 2016	$0.72	$0.09
Quarter ended November 30, 2015	$1.70	$0.43
Quarter ended August 31, 2015	$4.76	$0.25
Quarter ended May 31, 2015	$11.04	$0.55

Holders

As of the date of this filing, there were fifty five holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on June 9, 2017, as quoted by OTC Markets Group, Inc., was $0.078. There were 43,791,804 shares of common stock issued and outstanding as of June 9, 2017. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended February 28, 2017, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Preferred Stock

We are authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock. The board of directors is authorized to designate any series of preferred stock up to the total authorized number of shares.

Series E Preferred Stock

The board of directors has designated 4,350,000 shares of Series E preferred stock. As of the date of this report, there are 1,000,000 shares of Series E preferred stock outstanding. The Series E preferred stock ranks subordinate to the Company’s common stock. The Series E preferred stock is non-redeemable, does not have rights upon liquidation of the Company and does not receive dividends. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holder of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

Series F Preferred Stock

The board of directors has designated 4,350 shares of Series F convertible preferred stock with a face value of $1.00 per share. As of the date of this report, there are 1,000 shares of Series F convertible preferred stock outstanding. The Series F convertible preferred stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. The holder may, at any time and from time to time convert all, but not less than all. of its shares of Series F convertible preferred stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45). So long as any Series F convertible preferred stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F convertible preferred stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

Series G Preferred Stock

The board of directors has designated 1,000 shares of Series G preferred stock. As of the date of this report, there are no shares of Series G preferred stock outstanding. The Series G preferred stock is does not have voting rights, does not have rights upon liquidation of the Company and does not receive dividends. These shares were created after February 28, 2017.

Recent Sales of Unregistered Securities

During the quarter ended February 28, 2017, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Amount Converted	Shares of Common Stock Converted
December 2, 2016	2,986	891,304
December 19, 2016	3,702	892,173
December 28, 2016	2,670	1,057,808
January 5, 2017, 2017	580	580,000
January 24, 2017	1,922	1,130,723
January 25,2017	1,077	621,000
January 27, 201	774	455,005
January 30, 2017	600	600,000
February 7, 2017	1,630	761,000
February 13, 2017	1,711	799,000
February 22, 2017	1,754	839,000
Total	$19,406	8,637,013

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

Our business focus is in the transportation-related technology services. We are currently exploring the online, on-demand logistics market by developing a shared economy network of trucking partnerships. We are in the process of building a shared economy app designed to put independent drivers and brokers together for more efficient pricing and booking, optimized operations and quick delivery turnarounds. As well, on May 11, 2017 the company announced that it has entered into a binding letter of intent with Robotic Assistance Devices (RAD - www.roboticassistancedevices.com) to acquire 100% of RAD. According to the binding LOI, RAD and OMVS will enter into a definitive agreement within the next 90 days to consummate the acquisition. RAD is specialized in the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs. RAD is initially targeting the security industry, which uses electronic systems, and approximately 1.1 million security guards in the US. The RAD robot security guard solution combines the best of both solutions to provide superior security at a price that delivers to its clients an immediate ROI.

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of February 28, 2017, we had cash on hand of $ 3,100.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We recognized net income of $33,845,898 for the year ended February 28, 2017. We had a working capital deficit of $2,237,627, excluding the derivatives of $12,938,795 as of February 28, 2017. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended February 28, 2017 was $184,831.

Fiscal year ended February 28, 2017 compared to the fiscal year ended February 29, 2016.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $301,575 and $572,471 for the years ended February 28, 2017 and 2016, respectively. The reduction in general and administrative expenses was due to reduced professional fees.

Interest Expense

Interest expense increased from $647,990 for the year ended February 29, 2016 to $811,383 for the year ended February 28, 2017. Interest expense for the year ended February 28, 2017 included amortization of discount on convertible notes payable in the amount of $603,957, compared to $481,220 for the comparable period of 2016. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Gain on Asset Disposal

During the year ended February 28, 2017, we recognized a $5,789 gain on the disposal an asset and a gain of $1,808 for the year ended February 29, 2016

Impairment of Long Lived Assets

During the year ended February 29, 2016, we recognized a $49,302 impairment of the value of our trailers and leased delivery van. We recognized no impairment during the corresponding period in 2017.

Net Gain/Loss

We incurred a net gain of $33,845,898 for the year ended February 28, 2017 as compared to a net loss of $1,267,955 for the comparable period of 2016. The increase in the net income was primarily the result of a gain on financial derivative instruments.

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

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $2,237,627, excluding the derivatives of $12,938,795.

As of February 28, 2017, we had $3,100 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of February 28, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of February 28, 2017 and 2016. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Critical Accounting Policies and Estimates

Derivative Liability - Beneficial Conversion Discount

Beneficial conversion feature is a non-detachable conversion feature that is in the money at the commitment date. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. When the Company issues a debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company’s common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 28, 2017, the Company had a net gain of $33,822,898 and generated negative cash flow from operating activities in the amount of $157,831. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

On The Move Systems Corp.

Henderson, Nevada

We have audited the accompanying consolidated balance sheets of On The Move Systems Corp. and subsidiaries (collectively, the “Company”) as of February 28, 2017 and February 29, 2016 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On The Move Systems Corp. and subsidiaries as of February 28, 2017 and February 29, 2016 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 13, 2017

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

	February 28, 2017	February 29, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,100	$2,223
Prepaid expenses	—	3,484
Total current assets	3,100	5,707

Fixed assets, net of accumulated depreciation of $182 as of February 29, 2016	—	3,739
TOTAL ASSETS	$3,100	$9,446

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$98,214	$302,136
Advances payable	1,594	1,594
Current portion of convertible notes payable, net of discount of $80,420 and $429,631, respectively	1,549,734	554,085
Short term note payable - related party	85,000	—
Short term note payable	50,000	—
Current portion of accrued interest payable	456,185	185,447
Current portion of capital lease	—	3,775
Derivative liability	12,938,795	—
Total current liabilities	15,179,522	1,047,037

Convertible notes payable, net of discount of $358,159 and $500,339, respectively.	41,977	418,521
Capital lease obligation	—	7,378
Accrued interest payable	41,093	105,492
TOTAL LIABILITIES	15,262,592	1,578,428

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized; 17,656,844 and 4,908,816 shares issued and outstanding at February 28, 2017 and February 29, 2016, respectively	17,657	4,909
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 1,000,000 shares issued and outstanding at February 28, 2017 and February 29, 2016, respectively	1,000	1,000
Series F Convertible Preferred Stock, $1.00 par value per share; 4,350 shares authorized; 1,000 shares issued and outstanding at February 28, 2017	1,000	—
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at February 28, 2017 and February 29, 2016, respectively	—	—
Additional paid-in capital	(41,477,284)	6,072,872
Accumulated deficit	26,198,135	(7,647,763)
Total stockholders’ deficit	(15,259,492)	(1,568,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,100	$9,446

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended,
	February 28, 2017	February 29, 2016

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	301,575	572,471
Gain on disposal of fixed assets	(5,789)	(1,808)
Impairment of fixed assets	—	(49,302)
Operating loss	(295,786)	(619,965)

OTHER INCOME (EXPENSE)
Interest expense	(811,383)	(647,990)
Gain on financial derivatives	34,966,067	—
Gain on debt forgiveness	30,000	—
Loss on debt covenant violations	(43,000)	—
Total other income (expense)	34,141,684	(647,990)

NET INCOME (LOSS)	$33,845,898	$(1,267,955)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$4.47	$(0.44)
Diluted	$0.07	$(0.44)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,580,137	2,881,703
Diluted	492,480,090	2,881,703

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT

			Series E		Series F		Additional
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, February 28, 2015	75,360	$75	1,000,000	$1,000	—	$—	$5,351,237	$(6,379,808)	$(1,027,496)

Common stock issued for debt conversion	4,822,667	4,823	—	—	—	—	195,006	—	199,829
Common stock issued for services	10,556	11	—	—	—	—	4,581	—	4,592
Share rounding on reverse split	233	—	—	—	—	—	—	—	—
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	—	—	522,048	—	522,048
Net loss	—	—	—	—	—	—	—	(1,267,955)	(1,267,955)

BALANCE, February 29, 2016	4,908,816	$4,909	1,000,000	$1,000	—	$—	$6,072,872	$(7,647,763)	$(1,568,982)

Common stock issued for debt conversion	12,748,028	12,748	—	—	—	—	54,402	—	67,150
Preferred stock issued for cash	—	—	—	—	1,000	1,000	4,000	—	5,000
Beneficial conversion discount on issuance of convertible note payable	—	—	—	—	—	—	35,100	—	35,100
Derivative liabilities reclassified from additional paid-in capital	—	—	—	—	—	—	(47,967,909)	—	(47,967,909)
Release of derivative liability on conversion of convertible notes payable	—	—	—	—	—	—	122,547	—	122,547
Related party debt forgiveness	—	—	—	—	—	—	201,704	—	201,704
Net income	—	—	—	—	—	—	—	33,845,898	33,845,898

BALANCE, February 28, 2017	17,656,844	$17,657	1,000,000	$1,000	1,000	$1,000	$(41,477,284)	$26,198,135	$(15,259,492)

On March 5, 2015, the Company effected a 500-for-1 reverse split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 29,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$33,845,898	$(1,267,955)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	603,957	481,220
Gain on derivative liability	(34,966,067)	—
Gain on debt forgiveness	(30,000)	—
Loss on debt covenant violation	43,000	—
Common stock issued for services	—	4,592
Depreciation	767	18,583
Gain on disposal of fixed assets	(5,789)	(1,808)
Impairment of fixed assets	—	49,302

Changes in operating assets and liabilities:
Accounts receivable	—	5,250
Prepaid expenses	3,484	(3,484)
Accounts payable and accrued liabilities	112,782	(5,706)
Accrued interest payable	207,137	164,166
NET CASH USED IN OPERATING ACTIVITIES	(184,831)	(555,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	35,100	523,642
Proceeds from convertible promissory note	100,500	38,000
Proceeds from sale of Series F Preferred Stock	5,000	—
Proceeds from promissory note	50,000	—
Repayment of convertible note payable	(2,500)	—
Repayment of capital lease	(2,392)	(6,258)
NET CASH PROVIDED BY FINANCING ACTIVITIES	185,708	555,384

NET DECREASE IN CASH	877	(456)

CASH, at the beginning of the period	2,223	2,679

CASH, at the end of the period	$3,100	$2,223

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$291	$2,602
Income taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$35,100	$522,048
Beneficial conversion discount on convertible note payable	$35,100	$522,048
Original issue discount on convertible notes payable	$—	$6,000
Conversion of convertible notes payable and accrued interest	$67,150	$199,829
Derivative liabilities reclassified from additional paid in capital	$47,967,909	$—
Release of derivative liability on conversion of convertible note payable	$122,547	$—
Note payable issued for reduction of accounts payable	$85,000	$—
Related party forgiveness of accounts payable	$201,704	$—
Automobile acquired under capital lease	$—	$11,766
Termination of capital lease for automobiles	$2,972	$—
Debt discount recognized from derivative liabilities	$59,500	$—

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

Our business focus is in the transportation-related technology services. We are currently exploring the online, on-demand logistics market by developing a shared economy network of trucking partnerships. We are in the process of building a shared economy app designed to put independent drivers and brokers together for more efficient pricing and booking, optimized operations and quick delivery turnarounds. As well, on May 11, 2017 the company announced that it has entered into a binding letter of intent with Robotic Assistance Devices (RAD - www.roboticassistancedevices.com) to acquire 100% of RAD. According to the binding LOI, RAD and OMVS will enter into a definitive agreement within the next 90 days to consummate the acquisition. RAD is specialized in the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs. RAD is initially targeting the security industry, which uses electronic systems, and approximately 1.1 million security guards in the US. The RAD robot security guard solution combines the best of both solutions to provide superior security at a price that delivers to its clients an immediate ROI.

Note 2. Going Concern

For the fiscal year ended February 28, 2017, the Company had a net gain of $33,845,898 and negative cash flow from operating activities of $184,831. As of February 28, 2017, the Company has negative working capital of $15,176,422.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $3,100 and $2,223 at February 28, 2017 and February 29, 2016, respectively.

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

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. During the year ended February 28, 2017, we determined that we needed to

Revenue and cost recognition

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is generated from advertising on our race car and from delivery services. Revenue is recognized net of sales returns and allowances. We invoiced customers for revenue of $0 and $9,143 during the years ended February 28, 2017 and February 29, 2016, respectively; however, we have not recognized any revenue for that time period since collectability of the revenue was not reasonable assured.

Advertising Costs

The Company’s policy is to expense advertising costs when they are incurred.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of February 28, 2017 and 2016, respectively.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the year ended February 29, 2016. As a result, the Company did not have any potentially dilutive common shares for that period. At February 28, 2017, the Company had 536,321,460 potentially issuable shares upon the conversion of convertible notes payable and interest. Based on our stock price on February 28, 2017, the value of these shares if exercised would be $13,294,122. The company also has 900,000 warrants.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2017 and February 29, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. See Note 13 for a discussion of the Company’s commitments and contingencies.

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

Note 4. Advances

During the years ended February 28, 2017 and February 29, 2016, the Company received unsecured advances totaling $35,100 and $522,048, respectively. These advances are non-interest bearing and payable on demand. Vista View Ventures, Inc. provided $35,100 and $522,048 of these advances for years ended February 28, 2017 and February 29, 2016, respectively. As discussed in Note 5, the advances were paid from Vista View Ventures Inc. to KMDA and then by KMDA to the Company on behalf of Vista View Ventures, Inc. These advances are typically converted to convertible notes on a quarterly basis.

During the years ended February 28, 2017 and February 29, 2016, we refinanced $35,100 and $522,048, respectively, of non-interest bearing advances into convertible notes. See Note 6.

At February 28, 2017 and February 29, 2016, we did not owe Vista View Ventures Inc. anything for advances provided to us.

At February 28, 2017 and February 29, 2016, we owed a third party $1,594 and $1,594, respectively, for advances provided to us.

Note 5. Related Party Transactions

Our officers and are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

During the years ended February 28, 2017 and February 29, 2016, we paid Robert Wilson $33,846 and $108,461, respectively, for his services as CEO.

During the year ended February 28, 2017, Garett Parsons made $2,000 for his services as CEO.

During the year ended February 28, 2017, Garett Parsons purchased the outstanding 1,000,000 shares of Series E Preferred Stock from Panama iPhone Corp. for $10,000. During the year ended February 28, 2017, the Company issued 1,000 shares of Series F Preferred Stock to Mr. Parsons for cash proceeds of $5,000.

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

Services Provided by KM Delaney & Assoc.

During the year ended February 28, 2017 and 2016, KM Delaney & Associates (“KMDA”), a service provider to the Company, has provide office space and certain administrative functions to us under a management services agreement. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. The management services agreement calls for monthly payments of $18,000 during calendar year 2015 and $17,550 during calendar year 2016. As part of the services provided to the Company, KMDA receives the advances from the lender (See Note 4) and disburses those funds to us. During the years ended February 28, 2017 and 2016, KMDA billed us $105,330 and $202,354, respectively, for those services. As of February 29, 2016, we owed KMDA $195,568 which was included in accounts payable on the balance sheet.

During the year ended February 28, 2017, the Company had a total forgiveness of debt of $201,704. KMDA forgave $85,934 and Robert Wilson forgave 44,616 and an accrued salary of 71,154. We paid KMDA $50,000 for prior outstanding accounts payable and We issued a note payable to KMDA in the amount of $85,000 to settle with various vendors., resulting in gain on settlement of $201,704 recognized as additional paid in capital. The note is non-interest bearing and requires five monthly principal payments of $17,000 beginning June 1, 2017.

Lease of Delivery Van

In December 2015, we leased a delivery van from an individual. The lessor is a relative of the owner of KMDA. The lease calls for monthly payments of $350 for a period of three years. The lease cost includes the operating cost and insurance on the van. We determined that the lease should be accounted for as a capital lease. We recorded the van as a fixed asset based on the present value of the future lease payments of $11,766. We immediately impaired the value of the van by comparing the present value of the future lease payments to the fair market value of the van and recognized impairment of $7,844. During the year ended February 28, 2017, this lease was terminated and the asset was returned to the lessor by mutual agreement of the parties.

Note 6. Convertible Notes Payable

Convertible notes payable consist of the following as of February 28, 2017 and February 29, 2016:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance February 28, 2017	Balance February 29, 2016
February 28, 2011	February 27, 2013 *	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2016 *	10%	$0.01	119,091	120,562
May 31, 2013	November 30,2016 *	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2017	10%	$0.01	394,458	396,958
August 31, 2014	August 31, 2016 *	10%	$0.002	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001	63,357	63,357
May 31, 2015	May 31, 2017	10%	$1.00	65,383	65,383
August 31, 2015	August 31, 2017	10%	$0.30	91,629	91,629
November 30, 2015	November 30, 2018	10%	$0.30	269,791	269,791
February 3, 2016	February 3, 2017 *	5%	49% discount	5,299	46,000
February 29, 2016	February 28, 2019	10%	60% discount	95,245	95,245
March 22, 2016	March 22, 2017	10%	.003	60,000	—
May 31, 2016	May 31, 2019	10%	.003	35,100	—
July 18,2016	July 18,2017	10%	.003	6,500	—
August 30,2016	August 30,2017	10%	.003	—	—
September 6, 2016	September 6, 2017	10%	.003	31,320	—
January 4, 2017	January 4, 2018	—	—	1,320	—
January 13, 2017	October 13, 2017	—	—	38,000	—

Total convertible notes payable				$2,030,290	$1,902,722

Noncurrent convertible notes payable				400,136	919,006
Less: discount on noncurrent convertible notes payable				(358,159)	(500,485)
Noncurrent convertible notes payable, net of discount				$41,977	$418,521

Current portion of convertible notes payable				1,630,154	983,716
Less: discount on current portion of convertible notes payable				(80,420)	(429,631)
Current portion of convertible notes payable, net of discount				$1,549,734	$554,085

* The indicated notes were is in default as of February 28, 2017 and bear default interest of between 18% and 25% per annum.

During the year ended February 28, 2017, we incurred original issue discounts of $17,820 and derivative discount of $59,500 on convertible notes issued during that period. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the notes.

During the year ended February 28, 2017, we incurred default penalties of $46,000 on the notes dated February 3, 2016 and March 22, 2016. The penalties were added to the principal of the notes.

We also issued a note of $75,000 to an individual for proceeds of $50,000 and a fee of $25,000 that was not paid as of February 28, 2017. The note is non-interest bearing.

All of the notes above are unsecured. As of February 28, 2017, we had accrued interest payable of $497,278.

Convertible notes issued

During the year ended February 28, 2017, we refinanced $35,100 of non-interest bearing advances into a convertible note. All principal and accrued interest is payable on the maturity date.

Issued	Maturity	Interest Rate	Conversion Rate per Share	Amount of Note	Original Issue Discount	Beneficial Conversion Feature
May 31, 2016	May 31, 2017	10%	$0.30	$35,100	$—	$35,100
Total				$35,100	$0	$35,100

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

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The convertible note payable dated February 3, 2016 is not convertible until six months after the date of issuance; therefore, it is not considered a derivative until August 3, 2016. The convertible note payable dated February 29, 2016 has a minimum conversion price of $0.01 per share and does not meet the definition of a derivative. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, during the years ended February 28, 2017 and February 29, 2016, we recognized a discount for the beneficial conversion features of $35,100 and $522,048, respectively and in aggregate, on the date the notes were signed. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. During the year ended February 28, 2017 and 2016, we amortized discount on convertible notes payable of $603,957 and $481,220, respectively, to interest expense.

Conversions to common stock

During year ended February 28, 2017, the holders of certain Convertible Note Payable elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Conversion	Principal	Interest	Total Amount	Shares
Date	Converted	Converted	Converted	Converted
March 1, 2016	$1,471	$429	$1,900	190,000
August 8, 2016	9,870	—	9,870	175,000
August 26, 2016	9,425	—	9,425	264,000
September 8, 2016	6,000	3	6,003	193,633
September 9, 2016	7,268	—	7,268	285,000
September 22, 2016	3,065	—	3,065	299,000
September 29, 2016	1,550	8	1,558	259,635
September 29, 2016	1,928	—	1,928	315,000
October 7, 2016	973	—	973	360,000
October 10, 2016	1,700	13	1,713	339,142
November 7, 2016	1,870	25	1,895	715,249
November 23, 2016	2,110	36	2,146	715,356
December 2, 2016	2,930	56	2,986	891,304
December 19, 2016	3,620	82	3,702	892,173
December 28, 2016	2,605	65	2,670	1,067,808
January 5, 2017	580	—	580	580,000
January 24, 2017	1,865	57	1,922	1,130,723
January 25, 2017	1,077	—	1,077	621,000
January 27, 2017	750	24	774	455,005
January 30, 2017	600	—	600	600,000
February 7, 2017	1,630	—	1,630	761,000
February 13, 2017	1,711	—	1,711	799,000
February 22, 2017	1,754	—	1,754	839,000
Total	$66,352	$798	$67,150	12,748,028

During year ended February 29, 2016, the holders of certain Convertible Note Payable elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

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

Note 7. Fixed Assets

Racecar Lease

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

On August 14, 2014, we purchased ten 53-foot tri-axle trailers for $60,000 to be used in our specialty transportation segment. As of February 29, 2016, we determined that the value of the trailers was impaired and recognized loss on impairment of $41,458. We have paid $30,000 toward this purchase. The remaining $30,000 is included in accounts payable as of February 29, 2016 and subsequently realized as a gain when the debt was forgiven on August 17, 2016.

Delivery Van Lease

On December 23, 2015, we agreed to lease for a delivery van, beginning January 10, 2015. The lease agreements stipulated 36 monthly payments of $350. The lease for the delivery van meets the accounting criteria for a capital lease covering over 75% of the economic life of the asset.

Upon the start of the lease, we determined that the present value of minimum lease payments exceeded the fair market value, and we recorded the delivery van asset at $3,921 and recognized an impairment expense of $7,844. During the year ended February 28, 2017, this lease was terminated by mutual agreement of the parties and we recognized a gain of $5,789.

Depreciation

Depreciation on the leased vehicle is provided on the straight-line method over the five-year term of the lease. Depreciation of the trailers is calculated on the straight-line method over the estimated useful lives of five years. The Company recognized depreciation expense of $767 and $18,583 during the years ended February 28, 2017 and February 29, 2016, respectively.

Note 8. Capital Lease Obligations

	February 28, 2017	February 29, 2016
Capital lease – race car, interest at 10%, payments of $680 per month, term 5 years	$—	$11,153
Capital lease – delivery van, interest at 4.5%, payments of $350 per month, term 3 years.	—	—

Less: current portion of capital lease obligations	—	3,775
	$—	$7,378

Note 9. Debt Payment Obligations

	Years ending February 28,
	2018	2019	2020	2021	2022	Total
Convertible notes	$1,630,154	$365,036	$35,100	$—	$—	$2,030,290
Note payable - related party	$85,000	$—	$—	$—	$—	$85,000
Note payable	$50,000	$365,036	$35,100	$—	$—	$50,000

Note 10. Derivative Liabilities

On July 18, 2016, we issued a convertible promissory note with embedded variable price conversion options and reset provision that is determined to be derivative instrument (see Note 6). We recognized a derivative liability of $19,894, which was recorded as a $7,000 discount to the note and a loss on derivative instruments of $12,894.

The same note required us to issue 900,000 warrants, which are also valued as a derivative instrument. Therefore, we recognized a derivative liability $117,058. This was recorded as a $117,058 loss on derivative instruments.

The embedded derivative in the July 18, 2016 convertible note tainted our outstanding convertible notes issues prior to that period and during the remaining period ended February 28, 2017. We calculated a $47,967,909 derivative liability related to those notes, which we reclassified from additional paid-in capital.

During the year ended February 28, 2017, we released $122,547 of our derivative liability to equity due to conversions of principal on the associated notes.

On February 28, 2017, we revalued the fair value all of our derivative instruments and determined that we had total derivative liabilities of $12,938,795. During the year ended February 28, 2017, we recognized gain on derivative of $34,966,067.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following key assumptions during the year ended February 28, 2017:

Expected dividends	—%
Expected term (years)	0.25 – 4.39
Volatility	317% – 632%
Risk-free rate	0.53% – 2.38%

The following fair value hierarchy table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of February 28, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 28, 2017
Liabilities
Derivative liabilities	—	—	12,938,795	12,938,795
Total liabilities	$—	$—	$12,938,795	$12,938,795

Note 11. Stockholders’ Equity

Conversion of convertible notes payable

During the year ended February 29, 2016, we issued 1,684,467 shares of common stock to Panama iPhone Corp., a significant shareholder in the Company, upon conversion of principal and accrued interest on a convertible note payable of $168,447. See Note 6.

During the year ended February 29, 2016, we issued 3,138,200 shares of common stock upon the conversion of principal and accrued interest on a convertible note for $31,382. During the year ended February 28, 2017, we issued 12,748,028 shares of common stock upon the conversion of principal and accrued interest on a convertible note for $67,150. See Note 6.

Common stock issued for Services

On February 18, 2016 we issued 10,556 shares of common stock as a finder’s fee for the convertible promissory note issued February 3, 2016. The shares were valued at $4,592 based on the fair market value of the stock on the date it was issued. We recognized a expense of finder’s fee of $4,592.

Preferred Stock

Series E Preferred Stock

The board of directors has designated 4,350,000 shares of Series E preferred stock. As of the date of this report, there are 1,000,000 shares of Series E preferred stock outstanding. The Series E preferred stock ranks subordinate to the Company’s common stock. The Series E preferred stock is non-redeemable, does not have rights upon liquidation of the Company and does not receive dividends. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holder of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

Series F Preferred Stock

The board of directors has designated 4,350 shares of Series F convertible preferred stock with a face value of $1.00 per share. As of the date of this report, there are 1,000 shares of Series F convertible preferred stock outstanding. The Series F convertible preferred stock is non-redeemable, does not have rights upon liquidation of the Company and does not receive dividends. The holder may, at any time and from time to time convert all, but not less than all of its shares of Series F convertible preferred stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45). The original designation was 2.22 conversion rate and was subsequently amended to 3.45. So long as any Series F convertible preferred stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F convertible preferred stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

Series G Preferred Stock

The board of directors has designated 1,000 shares of Series G preferred stock. As of the date of this report, there are no shares of Series G preferred stock outstanding. The Series G preferred stock is does not have voting rights, does not have rights upon liquidation of the Company and does not receive dividends.

Note 12. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended February 28, 2017 and February 29, 2016.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the years ended February 28, 2017 and February 29, 2016 are as follows.

	2017	2016
Tax benefit at U.S. statutory rate	$1,232,074	$443,784
Valuation allowance	(1,232,074)	(443,784)
	$—	$—

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

The tax returns for fiscal years 2011 through 2017 are still open for review by the Internal Revenue Service.

As of February 28, 2017, the Company had United States net operating loss carryforwards (“NOLs”) of approximately $3,520,000 which begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes. If so, the use of our NOLs against our future taxable income may be subject to an annual limitation under Section 382.

Note 13. Commitments and Contingencies

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

Note 14. Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated except that the common shares outstanding for the period is increased to reflect the potential dilution that could occur if outstanding warrants and convertible debt were exercised and stock awards were vested at the end of the applicable period. Anti-dilutive shares represent potentially dilutive securities that are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.

The following is a calculation of basic and diluted weighted-average shares outstanding:

	Year Ended February 28,,
	2017	2016
Weighted-average shares - basic	7,580,137	2,881,703
Dilution effect of potentially issuable shares related to convertible notes payable at end of period	492,480,090	—
Dilution effect of warrants at end of period	900,000	—
Weighted-average shares – diluted	493,380,090	2,881,703

Note 15. Subsequent Events

On March 1, 2017, we issued a Convertible Promissory Note with a face value of $75,000 for cash proceeds of $71,250. The note is secured and bears interest at 8% per year. It is payable along with interest on November 1, 2017. This is the initial note and funded and there is another back end note dated March 1, 2017 but not funded yet.

On March 8, 2017, we issued a Convertible Promissory Note with a face value of $100,000 for cash proceeds of $42,500 for the first tranche. The note is unsecured and bears interest at 8% per year. It is payable along with interest on March 8, 2018. The note is convertible beginning six months after the date of issuance at a 40% discount to the lowest trading price during the 20-day period prior to conversion.

On March 21, 2017, we issued a Convertible Promissory Note with a face value of $40,000 for cash proceeds of $38,000. The note is unsecured and bears interest at 8% per year. It is payable along with interest on March 21, 2018. The note is convertible beginning six months after the date of issuance at a 40% discount to the lowest trading price during the 20-day period prior to conversion. This is the initial note and funded and there is another back end note dated March 1, 2017 but not funded yet.

On April 4, 2017, we issued a Convertible Promissory Note with a face value of $33,000 for cash proceeds of $30,000. The note is unsecured and bears interest at 10% per year. It is payable along with interest on December 4, 2017. The note is convertible beginning six months after the date of issuance at a 40% discount to the lowest trading price during the 20-day period prior to conversion.

On April 19, 2017, we issued a Convertible Promissory Note with a face value of $96,250 for cash proceeds of $70,000. The note is unsecured and bears interest at 15% per year. It is payable along with interest on April 19, 2018. The note is convertible beginning six months after the date of issuance at a 50% discount to the lowest trading price during the 30-day period prior to conversion.

On April 20, 2017, we issued a Convertible Promissory Note with a face value of $28,000 for cash proceeds of $25,000. The note is unsecured and bears interest at 8% per year. It is payable along with interest on January 30, 2018. The note is convertible beginning six months after the date of issuance at a 40% discount to the lowest trading price during the 20-day period prior to conversion.

On April 26, 2017, we entered into a non-interest bearing convertible debenture agreement for principal amount of $50,000, due on April 26, 2018. The conversion price is at $0.001 per share. The note is due on demand and payable in cash upon default.

On May 4, 2017, we issued a Convertible Promissory Note with a face value of $150,000 for cash proceeds of $142,500. The note is unsecured and bears interest at 8% per year. It is payable along with interest on May 4, 2018. The note is convertible beginning six months after the date of issuance at a 40% discount to the lowest trading price during the 20-day period prior to conversion.

On June 7, 2017, we issued a Convertible Promissory Note with a face value of $200,000 for cash proceeds of $190,000. The note is unsecured and bears interest at 8% per year. It is payable along with interest on February 7, 2018. The note is convertible beginning six months after the date of issuance at a 40% discount to the lowest trading price during the 20-day period prior to conversion. This is the initial note and funded and there is another back end note dated March 1, 2017 but not funded yet.

On March 13, 2017, we loaned $100,000 under a promissory note with principal due on April 13, 2017. The note and interest are secured by the company’s assets at an interest rate of 1.5%. the note has not been paid as of June 15, 2017 but is accrueing interest.

On April 27, 2017, we loaned Robotic Assitance Devices, LLC $50,000 under two entered two promissory notes of $25,000 each principal.. The note is due on August 27, 2017 and is not interest bearing.

On May 11, 2017, we loaned Robotic Assistance Devices, LLC $100,000 principal under a promissory note. The note is due on August 22, 2017 and is not interest bearing.

On June 8, 2017, we loaned Robotic Assistance Devices, LLC $150,000 principal under a promissory note. The note is due on August 22, 2017 and is not interest bearing.

On May 17, 2017, The Company exchanged its $50,000 promissory note into an $85,000 convertible note with $35,000 OID. The convertible note bears interest at 10% per annum and is convertible from 1/15/2018 to 5/17/2020 at 50% of the lowest closing price for 5 days prior to conversion. There is no consideration for the modification of the promissory note into the convertible note

On May 11, 2017 the Company entered into a binding letter of intent with Robotic Assistance Devices which both parties agreed that OMVS shall purchase the whole equity of RAD with 3,350,000 shares of Series E preferred stock and 2,450 shares of Series F preferred stock.

On May 11, 2017, The Company amended the designation of Series E Preferred stock that the number of authorized shares shall be 4,350,000. The Company also amended the designation of Series F preferred stock that the number of authorized shares shall be 3,450 which face amount of $1.00 per share and all Series F PS can be converted into the Company’s common shares by multiplying the number of outstanding CS on the date of conversion by 3.45.

On May 11, 2017, the Company announced that it has entered into a binding letter of intent with Robotic Assistance Devices (RAD - www.roboticassistancedevices.com) to acquire 100% of RAD. According to the binding LOI, RAD and OMVS will enter into a definitive agreement within the next 90 days to consummate the acquisition.

RAD is specialized in the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs. RAD is initially targeting the security industry, which uses electronic systems, and approximately 1.1 million security guards in the US. The RAD robot security guard solution combines the best of both solutions to provide superior security at a price that delivers to its clients an immediate ROI.

Conversions to common stock

During the period from March 1, 2017 through the date of issuance of this report, the Company issued 26,134,960for the conversion of principal of $81,565 and interest of $6456.

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

As of February 28, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2017

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Garett Parsons 701 North Green Valley Parkway, Suite 200 Henderson, Nevada 89074	34	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

Mr. Parsons was appointed as CEO and a member of the board of directors on February 16, 2017.

Biographies

Mr. Parsons has over 10 years of financial consulting for both private and public equity markets, Mr. Parsons has much experience in the field of asset valuation, funding structures and public release document generation. His education includes a Bachelor of Arts in Political Science/ Economics from California State University Sacramento, Sacramento, Ca. and Associate of Arts in Liberal Studies/ Business San Joaquin Delta College and West Hills College, Stockton/ Coalinga Ca.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Parsons is paid $24,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended February 28, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Garett Parsons	2017	2,000	—	—	—	—	—	—	2,000
Chief Executive	2016	—	—	—	—	—	—	—	—
Officer	2015	—	—	—	—	—	—	—	—

Robert Wilson	2017	120,000	—	—	—	—	—	—	120,000
Former Chief	2016	108,461	—	—	—	—	—	—	108,461
Executive Officer	2015	130,000	—	—	—	—	—	—	130,000

OUTSTANDING EQUITY AWARDS AT FEBRUARY 28, 2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Garett Parsons	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Garett Parsons. Mr. Parsons also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended February 29, 2017 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of June 9, 2017, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Panama iPhone Corp.	1,684,467	34.4%
San Francisco, 65 East Street, House No. 35
Panama City, Panama

Robert Wilson, former CEO	—	0.0%

Garett Parsons, CEO *	—	0.0%

All directors and executive officers as a group (1) person.	—	0.0%

Mr. Parsons owns 1,000,000 shares of our Series E Preferred Stock and 1,000 shares of our Series F Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, MaloneBailey, LLP, and its former independent accountants, GBH CPAs, PC, for the years ended February 28, 2017 and February 29, 2016:

	2017	2016
Audit Fees
Paid to MaloneBailey, LLP	$30,000	$18,000
Paid to GBH CPAs, PC		1,525

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$30,000	$19,525

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by MaloneBailey, LLP; and GBH CPAs, PC described above were approved by our Board.

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

On the Move Systems Corp.

Date: June 14, 2017	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director