Form 10-K/A
period 2017-02-28
ON THE MOVE SYSTEMS CORP.
filed 2017-06-19
CIK 1498148

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended February 28, 2017 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended February 28, 2017, filed with the Securities and Exchange Commission on June 16, 2017.

Additionally, on page 26, Note 9. Debt Payment Obligations, we corrected typographical errors as follows:

1)    On the line item labeled “Note payable” under the “2019” column, the incorrect number “$365,036” has been corrected to “$—”.

2)    On the line item labeled “Note payable” under the “2020” column, the incorrect number “35,100” has been corrected to “$—”.

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
_________
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

Note 8. Capital Lease Obligations

	February 28, 2017	February 29, 2016
Capital lease – race car, interest at 10%, payments of $680 per month, term 5 years	$—	$11,153
Capital lease – delivery van, interest at 4.5%, payments of $350 per month, term 3 years.	—	—

Less: current portion of capital lease obligations	—	3,775
	$—	$7,378

Note 9. Debt Payment Obligations

	Years ending February 28,
	2018	2019	2020	2021	2022	Total
Convertible notes	$1,630,154	$365,036	$35,100	$—	$—	$2,030,290
Note payable - related party	$85,000	$—	$—	$—	$—	$85,000
Note payable	$50,000	$—	$—	$—	$—	$50,000

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

	Year Ended February 28,
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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (4)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (4)

101	XBRL data files of Financial Statement and Notes contained in this Annual Report on Form 10-K. (5)

__________

(1)	Incorporated by reference of our Form DEF 14C file with the Securities and Exchange Commission on February 11, 2015.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 4, 2010.

(3)	Previously filed or furnished with original Annual Report on Form 10-K for February 28, 2017 filed with the Securities and Exchange Commission on June 16, 2017.

(4)	Filed or furnished herewith.

(5)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: June 19, 2017	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director