Form 10-Q
period 2017-05-31
ON THE MOVE SYSTEMS CORP.
filed 2017-07-24
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 24, 2017, there were 71,739,750 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “OMVS”, “our,” and “us” refers to On the Move Systems Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2017	February 28, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,726	$3,100
Note receivable	190,000	—
Total current assets	206,726	3,100

TOTAL ASSETS	$206,726	$3,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$110,213	$98,214
Advances payable	1,594	1,594
Current portion of convertible notes payable, net of unamortized discount of $435,254 and $80,420, as of May 31, 2017 and February 28, 2017, respectively	1,612,112	1,549,734
Note payable to related party	85,000	85,000
Note payable	—	50,000
Current portion of accrued interest payable	499,451	456,185
Derivative liability	15,966,384	12,938,795
Total current liabilities	18,274,754	15,179,522

Convertible notes payable, net of unamortized discount of $379,889 and $358,159, as of May 31, 2017 and February 28, 2017, respectively, net of current portion	105,246	41,977
Accrued interest payable	50,304	41,093
TOTAL LIABILITIES	18,430,304	15,262,592

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized 39,721,804 and 17,656,844 shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively.	39,722	17,657
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 1,000,000 shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively.	1,000	1,000
Series F Convertible Preferred Stock, $0.001 par value; 4,350 shares authorized; 1,000 shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively.	1,000	1,000
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively.	—	—
Additional paid-in capital	(40,683,242)	(41,477,284)
Retained Earnings	22,417,942	16,198,135
Total stockholders’ deficit	(18,223,578)	(15,259,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$206,726	$3,100

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31,
	2017	2016

OPERATING EXPENSES
General and administrative expenses	$231,811	$66,893

Loss from operations	(231,811)	(66,893)

OTHER EXPENSE
Interest expense	(161,683)	(138,475)
Prepayment penalty and other	(40,429)	—
Loss on derivative instruments	(3,346,270)	—
Total other expense	(3,548,382)	(138,475)

NET LOSS	$(3,780,193)	$(205,368)

NET LOSS PER COMMON SHARE –
Basic and diluted	$(0.16)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic and diluted	23,807,818	5,096,751

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

			Series E		Series F		Additional
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, February 28, 2017	17,656,844	$17,657	1,000,000	$1,000	1,000	$1,000	$(41,477,284)	$26,198,135	$(15,259,492)

Common stock issued for debt conversion	22,664,960	22,665	—	—	—	—	61,111	—	83,776
Common stock canceled	(600,000)	(600)	—	—	—	—	—	—	(600)
Release of derivative liability on conversion of convertible notes payable	—	—	—	—	—	—	732,931	—	732,931
Net loss	—	—	—	—	—	—	—	(3,780,193)	(3,780,193)

BALANCE, May 31, 2017	39,721,804	$39,722	1,000,000	$1,000	1,000	$1,000	$(40,683,242)	$22,417,942	$(18,223,578)

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended May 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,780,193)	$(205,368)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	128,686	89,292
Loss on derivative liability	3,346,270	—
Depreciation & amortization	—	330
Changes in operating assets and liabilities:
Prepaid expenses	—	951
Accounts payable and accrued liabilities	11,999	37,407
Accrued interest payable	58,934	49,060
NET CASH USED IN OPERATING ACTIVITIES	(234,304)	(28,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for notes receivable	(190,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(190,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible promissory notes	(31,320)	—
Repayment of note payable	(50,000)	—
Proceeds from convertible promissory notes	519,250	33,500
Repayment of capital lease	—	(928)
NET CASH PROVIDED BY FINANCING ACTIVITIES	437,930	32,572

NET INCREASE (DECREASE) IN CASH	13,626	4,244

CASH, at the beginning of the period	3,100	2,223

CASH, at the end of the period	$16,726	$6,467

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,288	$122
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$—	$35,100
Beneficial conversion discount on convertible note payable	$—	$35,100
Conversion of convertible notes payable and interest	$83,776	$1,900
Derivative liabilities released upon conversion of convertible notes payable	$732,931	$—
Debt discount recognized from derivative liability	$414,250	$—
Cancelation of common stock for convertible note payable	$600	$—

The accompany notes are an integral part of these unaudited consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2017

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

For the three months ended May 31, 2017, the Company had negative cash flow from operating activities of $234,304. As of May 31, 2017, the Company had negative working capital of $18,068,028. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 28, 2017 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended May 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2018.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, On the Move Experience, LLC and OMV Transports, LLC. Intercompany transactions have been eliminated in consolidation.

Note 4. Advances

At May 31, 2017 and February 28, 2017, we owed a third party $1,594 and $1,594, respectfully, for advances provided to us.

Note 5. Related Party Transactions

Our officer is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. We have not formulated a policy for the resolution of such conflicts.

During the three months ended May 31, 2017, Garett Parsons was paid $12,000 for his services as CEO.

During the three months ended May 31, 2017, we paid Robert Wilson $7,030 for consulting services. During the three months ended May 31, 2016, we paid Robert Wilson $33,846 for his services as CEO.

KM Delaney & Assoc.

As of May 31, 2017, we had a note payable to KM Delaney & Assoc. in the amount of $85,000. The note is non-interest bearing and requires five monthly principal payments of $17,000 beginning June 1, 2017.

Note 6. Notes Receivable

On March 13, 2017, we loaned $40,000 to a third party. The note bore interest at 18% per annum and was payable on April 13, 2017. The note was not repaid by the due date. The note was subsequently amended to bear interest of 2% per month plus a $10,000 fee. It is payable on December 31, 2017 and is secured in senior rank on all assets of the borrower. The Company has not accrued interest income on the note based on the uncertainty of collection. The Company evaluated the note receivable to determine whether its lending activities create a variable interest entity which would require consolidation and determined that it does not create a variable interest entity.

On April 27, 2017, we loaned $50,000 to RAD. The note is non-interest bearing and is unsecured. It will become due within 120 days of issuance.

On May 11, 2017, we loaned $100,000 to RAD. The note is non-interest bearing and unsecured. It will become due within 120 days of issuance.

Note 7. Convertible Notes Payable

Convertible notes payable consist of the following as of May 31, 2017 and February 28, 2017:

Issued	Maturity	Interest Rate	Conversion Rate per Share	Balance May 31, 2017	Balance February 28, 2017
February 28, 2011	February 27, 2013 *	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2016 *	10%	$0.01	119,091	119,091
May 31, 2013	November 30,2016 *	10%	$0.01	261,595	261,595
November 30, 2013	November 30, 2017	10%	$0.01	374,458	394,458
August 31, 2014	August 31, 2016 *	10%	$0.002	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001	63,357	63,357
May 31, 2015	May 31, 2017	10%	$1.00	65,383	65,383
August 31, 2015	August 31, 2017	10%	$0.30	91,629	91,629
November 30, 2015	November 30, 2018	10%	$0.30	269,791	269,791
February 3, 2016	February 3, 2017 *	5%	49% discount	—	5,299
February 29, 2016	February 28, 2019	10%	60% discount	95,245	95,245
March 22, 2016	March 22, 2017	10%	$0.003	—	60,000
May 31, 2016	May 31, 2019	10%	$0.003	35,100	35,100
July 18,2016	July 18,2017	10%	$0.003	6,500	6,500
August 30,2016	August 30,2017	10%	$0.003	—	—
September 6, 2016	September 6, 2017	10%	$0.003	—	31,320
January 4, 2017	January 4, 2018	—	—	—	1,320
January 13, 2017	October 13, 2017	—	50% discount (1)	38,000	38,000
March 1, 2017	March 1, 2018	8%	40% discount	75,000	—
March 3, 2017	October 3, 2017	8%	40% discount (1)	53,000	—
March 8, 2017	March 8, 2018	8%	40% discount	50,000	—
March 21, 2017	March 21, 2018	8%	40% discount	40,000	—
April 4, 2017	December 4, 2017	10%	40% discount	33,000	—
April 19, 2017	April 19, 2018	15%	50% discount	96,250	—
April 20, 2017	January 30, 2018	8%	40% discount (1)	28,000	—
April 26, 2017	April 26, 2018	—	$0.001	80	—
May 4, 2017	May 4, 2018	8%	40% discount	150,000	—
May 15, 2017	May 15, 2018	—	$0.001	9,830	—
May 17, 2017	May 17, 2020	10%	40% discount (1)	85,000	—

Total convertible notes payable				$2,532,511	$2,030,290

Less: current portion of convertible notes payable				(2,047,366)	(1,630,154)
Less: discount on noncurrent convertible notes payable				(379,899)	(358,159)
Noncurrent convertible notes payable, net of discount				$105,246	$41,977

Current portion of convertible notes payable				2,047,366	1,630,154
Less: discount on current portion of convertible notes payable				(435,254)	(80,420)
Current portion of convertible notes payable, net of discount				$1,612,112	$1,549,734

__________

*	The indicated notes were is in default as of May 31, 2017 and bear default interest of between 18% and 25% per annum.
(1)	The note is convertible beginning six months after the date of issuance.

During the three months ended May 31, 2017, we incurred original issue discounts of $91,000 and derivative discount of $414,250 on convertible notes issued during that period. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the notes. During the three months ended May 31, 2017 and 2016, we recognized interest expense related to the amortization of debt discounts of $128,686 and $89,292, respectively.

During the three months ended May 31, 2017, we issued convertible promissory notes of $610,250 and received cash proceeds of $519,250. See “Convertible Notes Issued” below.

During the three months ended May 31, 2017, we prepaid principal on a convertible note payable of $31,230 and incurred a prepayment penalty of $40,429. During the same period, we repaid a convertible note payable of $50,000.

All of the notes above are unsecured. As of May 31, 2017, we had accrued interest payable of $549,755.

Convertible notes issued

During the three months ended May 31, 2017, we issued the following convertible notes payable for cash proceeds. All principal and accrued interest is payable on the maturity date.

Issued	Maturity	Interest Rate	Conversion Rate per Share	Amount of Note	Original Issue Discount
March 1, 2017	March 1, 2018	8%	40% discount	$75,000	$3,750
March 3, 2017	October 3, 2017	8%	40% discount (1)	53,000	3,000
March 8, 2017	March 8, 2018	8%	40% discount	50,000	7,500
March 21, 2017	March 21, 2018	8%	40% discount	40,000	2,000
April 4, 2017	December 4, 2017	10%	40% discount	33,000	3,000
April 19, 2017	April 19, 2018	15%	50% discount	96,250	26,250
April 20, 2017	January 30, 2018	8%	40% discount (1)	28,000	3,000
April 26, 2017	April 26, 2018	—	$0.001	5,000	—
May 4, 2017	May 4, 2018	8%	40% discount	150,000	7,500
May 15, 2017	May 15, 2018	—	$0.001	15,000	—
May 17, 2017	May 17, 2020	10%	40% discount (1)	85,000	35,000
Total				$610,250	$91,000

__________

(1)	This note is convertible beginning six months after the date of issuance.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the three months ended May 31, 2017, we amortized discount on convertible notes payable of $128,686 to interest expense.

Conversions to common stock

During three months ended May 31, 2017, the holders of certain Convertible Note Payable elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Conversion	Principal	Interest	Total Amount	Shares
Date	Converted	Converted	Converted	Converted
March 7, 2017	$1,840	$—	$1,840	880,000
March 22, 2017	1,971	—	1,971	920,000
April 3, 2017	1,487	3,397	4,884	760,119
April 7, 2017	1,000	—	1,000	1,000,000
April 20, 2017	920	—	920	920,000
April 24, 2017	6,876	—	6,876	1,070,000
April 26, 2017	1,130	—	1,130	1,130,000
May 2, 2017	1,130	—	1,130	1,130,000
May 4, 2017	1,240	—	1,240	1,240,000
May 4, 2017	8,854	—	8,854	1,240,000
May 8, 2017	9,296	—	9,296	1,302,000
May 12, 2017	1,432	—	1,432	1,432,000
May 15, 2017	11,661	—	11,661	1,429,000
May 15, 2017	1,550	—	1,550	1,550,000
May 18, 2017	13,629	—	13,629	1,572,000
May 23, 2017	9,684	3,059	12,743	1,469,841
May 24, 2017	1,730	—	1,730	1,730,000
May 30, 2017	1,890	—	1,890	1,890,000
Total	$77,320	$6,456	$83,776	22,664,960

During the three months ended May 31, 2017, the Company canceled 600,000 shares of common stock. The shares had been issued during the year ended February 28, 2017 for the conversion of principal of a convertible note payable of $600. As a result of the shares being canceled, $600 was added back to the principal of the note.

Note 8. Derivative Liabilities

During the three months ended May 31, 2017, we released $732,931 of our derivative liability to equity due to conversions of principal and interest on the associated notes.

On May 31, 2017, we revalued the fair value all of our derivative instruments and determined that we had total derivative liabilities of $15,966,384. During the three months ended May 31, 2017, we recognized loss on derivative of $3,346,270.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes option pricing model using the following key assumptions during the year ended May 31, 2017:

Expected dividends	—%
Expected term (years)	0.13 – 4.13
Volatility	307% – 476%
Risk-free rate	0.88% – 2.38%

The following fair value hierarchy table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of May 31, 2017 and February 28, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 31, 2017
Liabilities
Derivative liabilities	$—	$—	$15,966,384	$15,966,384
Total liabilities	$—	$—	$15,966,384	$15,966,384

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 28, 2017
Liabilities
Derivative liabilities	$—	$—	$12,938,795	$12,938,795
Total liabilities	$—	$—	$12,938,795	$12,938,795

The rollforward of Level 3 liabilities is as follows:

Three months ended May 31, 2017
Balance as of February 28, 2017	$12,938,795
Release of derivative liability on conversion of convertible notes payable	(732,931)
Debt discount due to derivative liabilities	414,250
Change in fair value of derivative liabilities	3,346,270
Balance as of May 31, 2017	$15,966,384

Note 9. Stockholders’ Equity

Conversion of convertible notes payable

During the three months ended May 31, 2017, we issued 22,664,960 shares of common stock upon conversion of principal and accrued interest on a convertible note payable of $83,776. See Note 7.

Common stock canceled

During the three months ended May 31, 2017, the Company canceled 600,000 shares of common stock. The shares had been issued during the year ended February 28, 2017 for the conversion of principal of a convertible note payable of $600. As a result of the shares being canceled, $600 was added back to the principal of the note.

Note 10. Commitments and Contingencies

Litigation

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

Note 11. Subsequent Events

During the period from June 1, 2017 through the filing of this report, we issued 23,095,667 shares of common stock upon conversion of convertible notes payable of $26,088.

During the period from June 1, 2017 through the filing of this report, we issued 8,922,279 shares of common stock upon exercise of warrants held by one of the Company’s lenders.

On June 8, 2017, we loaned Robotic Assistance Devices, LLC $150,000 principal under a promissory note. The note is due on August 22, 2017 and is not interest bearing.

On June 16, 2017, the holder of the convertible note payable dated November 30, 2013, sold principal on the note in the amount of $15,000 to a third party. The Company agreed to amend the terms of the note that was sold to be non-interest bearing and payable on June 16, 2018. The conversion price was changed to $0.001 per share. The Company did not receive any proceeds from this transaction.

On July 8, 2017, we issued a convertible note payable for $200,000 which bears interest at 8% per annum and is due July 6, 2018. The note is convertible into common stock of the Company at a 40% discount to the lowest trading price in during the 20 trading days prior to conversion.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended February 28, 2017 on Form 10-K.

Results of Operations

Three months ended May 31, 2017 compared to the three months ended May 31, 2016.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $231,811 and $66,893 for the three months ended May 31, 2017 and ended 2016, respectively.  The decrease is due to a reduction in professional fees.

Interest Expense

Interest expense increased from $138,475 for the three months ended May 31, 2016 to $161,683 for the three months ended May 31, 2017. Interest expense for the three months ended May 31, 2017 included amortization of discount on convertible notes payable of $128,686, compared to $89,292 for the comparable period of 2016.

Prepayment Penalties

During the three months ended May 31, 2017, we recognized a $40,429 prepayment penalty as a result of paying off certain convertible notes payable. We had no penalties in the prior year. See Note 7.

Loss on Financial Derivatives

During the three months ended May 31, 2017, we recognized a $3,346,270 non-cash loss on the embedded derivatives in our convertible promissory notes. During the same period in the prior year, our notes did not contain embedded derivatives.

Net Loss

We incurred a net loss of $3,780,193 for the three months ended May 31, 2017 as compared to a $205,368 loss for the comparable period of 2016. The increase in the net gain was the results of the non-cash gain on financial derivatives.

Liquidity and Capital Resources

At May 31, 2017, we had cash on hand of $16,726. The company has negative working capital of $18,068,028. Net cash used in operating activities for the Three months ended May 31, 2017 was $234,304. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of May 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of May 31, 2017, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

On the Move Systems Corp.

Date: July 24, 2017	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director