Form 10-Q/A
period 2017-05-31
ON THE MOVE SYSTEMS CORP.
filed 2017-07-25
CIK 1498148

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2017 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended May 31, 2017, filed with the Securities and Exchange Commission on July 24, 2017.

Additionally, we corrected a typographical error in the CONSOLIDATED BALANCE SHEETS on page 4. Under the “February 28, 2017” column heading, the line item “Retained Earnings” incorrectly stated a value of “16,198,135”. The value has been corrected to “26,198,135”.

No other changes were made to this report.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2017	February 28, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,726	$3,100
Note receivable	190,000	—
Total current assets	206,726	3,100

TOTAL ASSETS	$206,726	$3,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$110,213	$98,214
Advances payable	1,594	1,594
Current portion of convertible notes payable, net of unamortized discount of $435,254 and $80,420, as of May 31, 2017 and February 28, 2017, respectively	1,612,112	1,549,734
Note payable to related party	85,000	85,000
Note payable	—	50,000
Current portion of accrued interest payable	499,451	456,185
Derivative liability	15,966,384	12,938,795
Total current liabilities	18,274,754	15,179,522

Convertible notes payable, net of unamortized discount of $379,889 and $358,159, as of May 31, 2017 and February 28, 2017, respectively, net of current portion	105,246	41,977
Accrued interest payable	50,304	41,093
TOTAL LIABILITIES	18,430,304	15,262,592

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized 39,721,804 and 17,656,844 shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively.	39,722	17,657
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 1,000,000 shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively.	1,000	1,000
Series F Convertible Preferred Stock, $0.001 par value; 4,350 shares authorized; 1,000 shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively.	1,000	1,000
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively.	—	—
Additional paid-in capital	(40,683,242)	(41,477,284)
Retained Earnings	22,417,942	26,198,135
Total stockholders’ deficit	(18,223,578)	(15,259,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$206,726	$3,100

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3) (4)

__________

(1)	Incorporated by reference of our Form DEF 14C file with the Securities and Exchange Commission on February 11, 2015.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 4, 2010.

(3)	Filed or furnished herewith.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: July 25, 2017	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director