Form 10-KT
period 2017-02-28
ON THE MOVE SYSTEMS CORP.
filed 2018-03-12
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____________________

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2017 to February 28, 2017

Commission file number: 000-55079

ON THE MOVE SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-2343603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 East Liberty, 6th Floor Reno, NV 89501	89501
(Address of principal executive offices)	(Zip Code)

(702) 990-3271

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter) Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 1, 2018, there were 125,004,554 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

Business Overview

On the Move Systems Corp. (“OMVS”) was incorporated in Florida on March 25, 2010. OMVS reincorporated into Nevada on February 17, 2015. OMVS’s fiscal year end is February 28. OMVS is located at 701 North Green Valley Parkway, Suite 200, Henderson, Nevada 89074, and the telephone number is 702-990-3271.

OMVS’s prior business focus was transportation services, and we were previously exploring the on-demand logistics market by seeking to develop a network of logistics partnerships. On August 28, 2017, OMVS acquired all of the outstanding shares of Robotic Assistance Devices, Inc. (“we,” “us,” “our,” “RAD” or the “Company”). Following the RAD acquisition, our business consists of delivering artificial intelligence and robotic solutions for operational, security and monitoring needs.

Recent Developments

On August 28, 2017, OMVS entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with RAD and Steve Reinharz, as sole stockholder of RAD. Pursuant to the terms of the Stock Purchase Agreement, on August 28, 2017 we acquired 10,000 shares of RAD’s common stock, representing all of RAD’s issued and outstanding capital stock, from Mr. Reinharz in exchange for the issuance of (i) 3,350,000 shares of our Series E Preferred Stock and (ii) 2,450 shares of our Series F Convertible Preferred Stock. As a result of the RAD acquisition, RAD became a wholly owned subsidiary of OMVS.  RAD was considered the acquirer for accounting and financial reporting purposes.

Business

Our business consists of seeking to deliver artificial intelligence and robotic solutions for operational, security and monitoring needs. We have targeted the security industry, which utilizes electronic systems and further involves approximately 1.1 million security guards in the U.S. alone.  We plan to provide our artificial intelligence and robotic solutions to companies and governments so that they can employ such solutions for the purposes of protecting their assets, whether those assets are government, commercial or industrial. We believe that our robot security guard solutions combine both robotic and artificial intelligence solutions to provide a superior solution to our customers that can save our clients’ money on their security needs.

RAD was incorporated as a limited liability corporation under the laws of the State of Wyoming in July 2016 and later reincorporated in the State of Nevada in July 2017. RAD’s mission, and our mission since acquiring RAD, is to deliver artificial intelligence solutions to solve complex and expensive enterprise organizations’ challenges. We believe that RAD’s robots and forthcoming solutions can improve the security services of any enterprise due to advanced technology that is always on, compared to human guarding where it is difficult to maintain non-stop attention in mundane or dangerous guarding roles.

We believe that RAD’s solutions are designed to integrate into the work of security professionals and are suited to most environments that require security patrol coverage and ‘at-post’ coverage. The RAD solution to improving security combines the physical presence of its proprietary robots with real-time on-site data collection and analysis and a human-machine interface. The Company’s current flagship model, the S5 RADBot™, is an autonomous outdoor security robot, without the need for remote control, providing a visible, force multiplying, physical security presence to help protect assets, monitor changes in the environment and deter and report incidents all while reducing the cost to the client. The robots gather real-time data using a large array of sensors that are easily accessible through a company’s Security Operations Center (“SOC”) enabling security professionals to review events generated in real time. The Company’s robots are primarily furnished to customers using a Robot-as-a-Service (“RaaS”) recurring revenue model. To date, the Company has Proof of Concept contracts with two major Utility (“Power”) corporations, with 2 robots commercially deployed and 62 robot reservations.

We are a development company that seeks to begin implementing our business plan. The likelihood of success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of a new business and the competitive environment in which the Company will operate. The Company’s long-term viability, profitability and growth will depend upon its ability to raise sufficient funds to purchase revenue producing assets and its ability to successfully implement its business plan. As a development stage company, the Company has little or no relevant operating history upon which an evaluation of its performance can be made. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products, services and markets.

The Company’s mission is to improve customer security services of all types of enterprises while providing significant operating cost reduction through deployment of autonomous robotic systems. We believe that RAD’s robots can improve an enterprise security services due to advanced technology that is always on, compared to human guarding where it is difficult to maintain non-stop attention in mundane guarding roles.

We believe that the development and commercialization of self-driving vehicles, recent advancements in video recognition platforms and reduced battery costs have brought to light an opportunity in the security industry unavailable until this time.  Further, due to the following advances in technology generally, we believe that there is currently more of a market for our products:

▪	Advanced video analytics, driven by technology advances in GPUs, were just entering the market in 2017;

▪	Autonomous driving platforms are in the process of being finalized; and

▪	High density energy storage is at historically low prices and falling.

The Company’s robots seek to apply these current advances in targeting an industry that we believe is ripe for disruption. The security guard industry suffers from low client satisfaction, high turnover and can be a source of new liabilities for clients. Security guards often just ‘punch the clock’ and sometimes perform functions that are little more than ‘being there’. We believe that RAD Solutions are positioned to provide improved performance and lower costs to create a major disruption that we believe will only be limited by supply.

S5 RADBot™

The Company’s entry to the market is with its S5 Security Robots that are designed to patrol areas autonomously for security intrusion detection. They are designed to outperform human security guards with superior performance at a significantly lower cost. The robots are designed to navigate challenging terrains and feature sophisticated systems to avoid people and objects in dynamic outdoor environments. To do this, the robots employ a number of autonomous motion and self-driving technologies, ultrasonic sensors, inertial measurement unit, GPS and wheel encoders. A key feature is how the robot is designed to use energy expeditiously. This is a key technology required so the robot can achieve long mission/patrol times. The robot will gather approximately 1 megabyte (“mb”) of telemetry data per day of operation. The term “telemetry” refers to the process of recording and transmitting the readings of an instrument.  Depending on customer needs the robot can collect 75mb of video data per day. All data is accessible for review and analysis through the end users’ SOC. RAD seeks to provide a variety of user interfaces that are continuously being upgraded, bringing new features online. Clients can recall, review, and save the data for analysis or archival purposes. Clients may also utilize the patrol scheduler feature to schedule periodic or regular patrols during certain times for alternative patrol routes. RAD includes 24/7 robot telemetry monitoring from their California headquarters building. The dimensions of the S5 RADBot™ are as follows: 50” long x 30” wide x 48” at highest point and the weight is approximately 250lbs.  To date, the Company has Proof of Concept contracts with two major Power corporations, with 2 robots commercially deployed and 62 robot reservations.

The robots are designed to be used outdoors in such environments as utility facilities, corporate and college campuses, hospitals, large parking lots, logistics facilities, airports, train stations and more. The robots’ primary role is performing sophisticated perimeter intrusion detection functions similar to those of the security guard market.  RAD solutions are designed to be flexible enough to host a variety of technologies from other providers.   Examples of such technologies which can be used on the RAD planform include, but are not limited to the following gas detection, thermal imaging, large public address audio systems and bird deterrent systems. RAD believes having an open platform will allow it to continuously deliver best-in-class and flexible solutions to meet the needs of a diverse and fractured market.

The robots include several communications features. The units can transfer data over 4G LTE networks and/or Wi-Fi. Each one has an intercom and a long-range paging horn that may be used for two-way communication with security personnel. In addition, one or multiple units may be used as a live broadcast public address system or to deliver pre-recorded messages. They also may have custom sensor packages added at the customer’s request (for an extra cost). Examples of custom packages include sensors to measure local conditions such as temperature, pressure, humidity and CO2 levels.

The robots run on rechargeable batteries. They are configured to patrol autonomously for up to 12 hours, following which they recharge for up to 5 hours before resuming patrol, at the control of the customer. The RAD package of technology remains active on the robots during charging allowing the robots to operate artificial intelligence and security functions during charging, effectively delivering 24/7 continuous benefits when properly configured.

The robots can operate with all the major Video Management Systems such as Genetec, Milestone, Sureview and Lenel.  We believe that this ability to integrate into a client’s existing security systems platform with little to no effort allows for a seamless expansion of the Situational Awareness ability of the enterprise’s SOC. Key goals in the security industry include improving Situational Awareness and acquiring ‘force multiplication’ through the deployment of fixed cameras. The RADBot™, in addition to being an autonomous or mobile surveillance platform, which we believe in and of itself has significant marketable value, further adds functionality by including advanced human detection and two-way voice communication features. These are critical features of RAD’s platform and we believe, a strong distinguishing feature from competitors which use a custom interface requiring operator retraining, a key issue in the high turnover environment of the security guard industry. The Commercial Off The Shelf (“COTS”) systems such as Genetec, Milestone, et al are available through various channels including direct, through integrators and through RAD in certain circumstances.

RAD is debuting advanced analytics using the NVIDIA GPU platform bringing, what we believe to be, revolutionary human detection features to a moving robotic platform. Once alerted of a triggering event, such as a person spotted during a specific time in a particular location, the robot automatically notifies the SOC allowing authorized users to view the live stream of data and take appropriate action.

Although there are currently no filed applications for patents in the U.S. or abroad for our robots. We plan to apply for such patents for our configured designs featuring state of the art technology produced by SMP Robotics (“SMP”). SMP is an international manufacturer of autonomous mobile robots headquartered in California. RAD is party to a Master Distributor Agreement with SMP.

The security robots are intended to perform the following functions:

▪	Patrols a set route or routes depending on schedule;

▪	While on patrol 360 degrees of video are captured in the security robot. This video is an extension of the organizations existing video system, whichever that may be;

▪	Security officers and/or the SOC can access the video the security robot ’sees’ at any time;

▪	Will alert a guard or the SOC when a human is identified. The robot can automatically announce an alert to the potential intruder and turn to the SOC for two-way voice control;

▪	Captures license plate information while on patrol (if permitted by client);

▪	Offers remote guards and the SOC a variety of additional visualization technology including pan/tilt/zoom cameras and infra-red; and

▪	Additional custom packages can be added and integrated based on customer request. Examples include thermal cameras and industry specific sensors (for oil & gas, as an example).

The robot’s key features include the following:

Software and Notifications

▪	NVIDIA-based technology for recognizing humans and activating SOPs;

▪	Tap into robot via cellular connectivity for live/recorded video viewing, voice commands and additional functions;

▪	Instantly communicate to SOC and/or mobile guards to report incidents;

▪	Can be set to report on anomalies that are found on patrol routes;

▪	Creates video record of everywhere the robot goes that can be used for forensics; and

▪	Two-way voice communication with SOC.

Tracking

▪	Dashboard software allows current location and historical pathway to be viewed; and

▪	Failsafe allows robot tracking to remain active even if main power is cut/damaged.

Onboard Capability

▪	Our robots contain an autonomous mobile platform with North American surveillance platforms installed locally; and

▪	Video is recorded and stored locally and is automatically uploaded when robot returns to charging location within Wi-Fi range as determined by client.

Patrol Distance and Duration

▪	Robot can patrol approximately 10 miles. Best practices recommend 12-hour patrol/post assignments;

▪	Up to 20 hours of operating time depending on configuration; and

▪	Up to 12 miles of travel depending on configuration.

Navigation

▪	Uses information from machine vision learning, GPS platforms and inertial navigation to know where they are and where they are going;

▪	Advanced obstacle avoidance system;

▪	Robust all-terrain vehicle style chassis and electric driving systems designed with input from a champion ATV driver;

▪	Traverse surfaces as diverse as crushed rock and gravel to long grass and 5 inches of water;

▪	Greater than 20 degree climbing ability.

The RADBot’s advanced features include:

▪	Fixed 360-degree high definition night and day video capture;

▪	Pan/tilt/zoom camera allowing close up zooming up to 20’ from robot;

▪	Long range audio that can be heard 200” away (depending on ambient conditions);

▪	Two-way intercom/audio;

▪	Live streaming and recorded high definition video capabilities;

▪	Optional automatic license plate recognition and related analytics/alarms;

▪

People detection, which can alert a user in real-time of people detected on their premises, together with 360-degree recorded high-definition video. A user can use the time-stamp of the recording to search through other data detected to assess and better understand other conditions in the area patrolled by the Autonomous Data Machine (“ADM”);

▪

Optional thermal imaging, which allows for triggered alerts based on temperature. For example, assisting with alerts regarding increased risks of fires (additional equipment available at extra cost upon customer request); and

▪	Two-way communication feature may be utilized for both public announcements and avoidance of human physical confrontations with potentially dangerous individuals.

Sales & Marketing Strategy

The Company’s current primary target is critical infrastructure locations such as:

▪	Electrical production, distribution and transmission utilities;

▪	Water Utilities;

▪	College and Corporate campuses;

▪	Distribution Centers and big box retailers;

▪	Healthcare and higher education campuses;

▪	First responders; and

▪	Misc. critical infrastructure including data centers, telecom switch centers and other high value assets.

In addition, the Company also plans to target such locations such as the following:

▪	Healthcare campuses;

▪	Data Centers & Tech campuses;

▪	Misc. campuses - education, misc. critical infrastructure;

▪	Government - defense, ports;

▪	Municipalities; and

▪	Aviation - airfields.

The Company currently has sales offices in Southern California and Northern California covering the U.S. and western Canada where it has completed over a dozen presentations to major firms. The Southern California sales offices consists of 5 employees and a branded RAD SOC van equipped with a fully loaded demonstration RADBot™. RAD currently owns and operates two RAD SOC vans.  To date, the Company has Proof of Concept contracts with two major Power corporations, with 2 robots commercially deployed and 62 robot reservations.

RAD intends to continue to aggressively establish sales offices throughout North America, collect robot reservations and strategically deploy robots to early adopters that we believe will receive significant ROI and may participate in case studies and publicity. The goal is to establish RAD as the incumbent supplier of these robots.

Growth Strategy

Dealerships - The Company plans to primarily look to rent its robots through dealerships with guarding companies. Guarding companies are cognizant of the fact that failure to adopt new technology will severely impact their business in the future. The guarding partnership model is valuable as it provides RAD with instant access to the largest consumers of guarding services, the Company’s primary target market. After the International Security Conference (“ISC”) show in Las Vegas in April 2017, the Company signed up 5 dealers: WeSecure, Champion Security, Watchman, Reece Security and Clear Cloud Solutions, with plans to sign on additional dealers.  Each of the 5 dealers agreed to various training commitments, promotion and seeking to book a minimum reservation of 10 robots each.

Development Partnerships - The Company has been working towards a co-development partnership to provide real-time, real-world feedback of its robots and intends to explore other co-development agreements with strategic partners.  Currently, the Company is in discussions with at least one such strategic partner and plans to engage in similar discussions with additional potential partners.

Autonomous Charging - The Company expects its robots to have full autonomous charging capabilities by the end of 2018. This will not only significantly increase the size of the Company’s immediate market, but will allow companies to add security to areas that are either not suitable for humans or cost effective for permanent security. With international labor safety standards becoming more stringent, robots are being deployed in hazardous environments in the place of humans. Robots find applications in situations that are dangerous and unsafe for humans to work, such as working in irregular terrain and handling hazardous substances. Robots enable organizations to avoid risks and reduce the number of work accidents.

Additional Solutions - the Company plans to utilize its RADBot™ package technology to create new and innovative delivery formats.

RADbot™ Essentials - The Company has developed a command and control software which allows complete visualization of the robot, historical pathways and insight into basic robot status. The software not only controls the Company’s robots but can integrate with any new robot entrants as well. It is an open and adaptable software package that enterprise clients can use to manage and control all of their security robots.  This software is still in the development stages and the Company plans to have it available by the end of 2018.

Competition and Competitive Strengths

We are aware of only one competitor which is also in the business of renting security robots, but is more focused on crime prevention, whereas RAD is more focused on implementing real-life security improvements and cost saving measures. RAD is focused on partnering with industry and law enforcement to effect realistic improvements to security while providing a return on investment (“ROI”).

As the robotics industry continues to grow one can expect a number of new ventures, start-ups, and university research programs to develop products that could compete with the Company. Some outside of the security industry believe security robots compete against closed-circuit television providers, but cameras do not provide a physical presence, are typically used for forensics after an event, and do not offer a client the plethora of capabilities available in a robotic/SOC combination. The Company believes that having these systems working together provides a more effective approach.

The Company also competes indirectly with private physical security firms that provide clients with security personnel and other security services. There are more than 8,000 such firms in the U.S. alone. The Company’s robots offer clients a significant cost reduction compared to traditional security guards. In addition, the Company’s robots offer significantly more capabilities, such as license plate detection, data gathering, thermal imaging and people detection that are delivered consistently, on a 24/7 basis, without human intervention. In most cases, the Company’s technology complements and improves the operations of traditional security firms.

Manufacturing

RAD receives the S5 robot from SMP robotics at its facility in Laguna Hills California where it paints and does the final assembly, including, outfitting the S5 robot with Romeo Power battery packs, human detection hardware and software, VMS, dashboard technology and a secure cellular network.  The value of RAD’s additions make up more than 50% of the cost of the security robot.

Research and Development

RAD is engaged in several research and development projects related to the commercialization of robotic platforms for the North American markets. These include:

1.

Power - RAD is working with a US-based advanced battery manufacturer of custom battery and battery management system (“BMS”) solutions designed to provide extended robot life. In addition, we believe that the BMS will have unique features for use in the commercial markets as well as integrate to RADs ‘dashboard’ software.

2.

Dashboard software - This proprietary software is the basis of the Company’s ‘quick view’ features and we believe is exclusive to RAD. The Company plans to continue to expand features and integrations in the coming years.

3.	Human/vehicle/object detection software - RAD is working on several development projects to perfect efficient advanced artificial intelligence powered software for advanced analytics and alarming.

Research and development expenses were $20,153 for the two months ended February 28, 2017.

Intellectual Property Protection

There are no patents filed as of the date of this report. RAD plans to file various applications for protection of certain aspects of its intellectual property in the United States.

Government Approvals

The Company is not aware of any government approvals applicable to its business and further is not aware of any pending or threatened investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving its current operations.

Environmental Matters

The Company is not aware of any environmental regulations applicable to its business and further is not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving its current operations.

Description of the Industry

The Security Guard Industry

We believe that the outlook for the private security services industry in the U.S. and abroad continues to be upbeat. Worldwide annual spending on private contract security services was estimated at $244 billion for 2016 with the U.S. being the biggest consumer accounting for 26% or $63.4 billion (1). Security guard services are expected to attract the largest share of overall U.S. security spending through 2019 with security guard and patrol services estimated at $19.4 billion in 2016(1). According to the Bureau of Labor Statistics there are currently over 1 million security guards employed in the U.S. generating $31.2 billion per year in wages.

(1)	Summit Security report www.summitsecurity.com/looking-forward-security-industry-trends-and-outlook-for-2016-and-beyond/.

According to The Freedonia Group, U.S. demand for private contracted security services is expected to rise 4.2% annually through 2019 to $66.9 billion. Systems integration and security consulting is expected to be the fastest growing services, while guarding and alarm monitoring is expected to remain dominant. The nonresidential market is expected to remain the largest segment, while the institutional market grows the fastest. We believe that the introduction of autonomous security robots will be a major disruptive factor in the years to come.

The Robotics Industry

International Data Corporation (“IDC”) has identified robotics as one of six Innovation Accelerators that will drive digital transformation by opening new revenue streams and changing the way work is performed. In the new Worldwide Commercial Robotics Spending Guide, IDC forecasts global spending on robotics and related services to grow at a Compounded Annual Growth Rate (“CAGR”) of 17% from more than $71 billion in 2015 to $135.4 billion in 2019. Such broad-based growth in robotic adoption is being driven by increasing labor costs, shortage of skilled labor, and an increasing emphasis on repeatable quality in conjunction with a reduction in prices of robotic systems and strategic national initiatives. There were over 41,000 professional service robots sold in 2015 valued at $4.6 billion, up 25% from the year before.

The service robotics market is expected to reach $23.9 billion by 2022, growing at a CAGR of 15.2% between 2016 and 2022 with professional service robots holding the largest market share of the service robotics market in 2015. Professional service robotics is currently the most widely developed and deployed application area of service robots in terms of market value. The market is expected to be driven by the increase in demand for logistics applications. However, other emerging professional applications such as telepresence and inspection and maintenance are expected to fuel the overall service robotics market during the forecast period. The security robots market is expected to reach $2.4 billion by 2022, at a CAGR of 8.6% between 2016 and 2022 with North America expected to hold the largest share during this period.

Employees

As of February 2, 2018, we had 18 full-time employees. None of our employees are represented by a union. We consider our relations with our employees to be good.

Legal Proceedings

See Item 3—Legal Proceedings.

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS TRANSITIONAL REPORT ON FORM 10-K BEFORE DECIDING WHETHER TO INVEST IN THE REGISTRANT’S COMMON STOCK. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE REGISTRANT OR THAT THE REGISTRANT CURRENTLY DEEMS IMMATERIAL MAY ALSO IMPAIR THE REGISTRANT’S BUSINESS OPERATIONS.

IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE REGISTRANT’S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OR THE REGISTRANT’S COMMON STOCK COULD DECLINE AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

THE FOLLOWING ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS”.

Risks Related to Our Industry and Our Company

Our business is at an early stage and we have not yet generated any profits or significant revenues.

RAD was formed in 2016 and made its first sale in 2016. Accordingly, the Company has a limited operating history upon which to evaluate its performance and future prospects. Our current and proposed operations are subject to all the business risks associated with new enterprises. These include likely fluctuations in operating results as the Company makes significant investments in research, development and product opportunities, and reacts to developments in its market, including purchasing patterns of customers, and the entry of competitors into the market. We cannot assure you that we will generate sufficient revenue to be profitable in the next three years or at all, which could lead to a loss of part or all of an investment in the Company.

We have a limited number of deployments and our success depends on an unproven market.

The market for advanced physical security technology is relatively new and unproven and is subject to a number of risks and uncertainties. In order to grow our business and extend our market position, we will need to place into service additional robots, expand our service offerings, and expand our presence. Our ability to expand the market for our products depends on a number of factors, including the cost, performance and perceived value associated with our products and services. Furthermore, the public’s perception of the use of robots to perform tasks traditionally reserved for humans may negatively affect demand for our products and services. Ultimately, our success will depend largely on our customers’ acceptance that security services can be performed more efficiently and cost effectively through the use of our robots and ancillary services, of which there can be no assurance.

We cannot assure you that we can effectively manage our growth.

RAD expects to continue hiring additional employees. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships and interactions with users, distributors, vendors, and other third parties. As the Company continues to grow, our information technology systems, internal management processes, internal controls and procedures and production processes may not be adequate to support our operations. To ensure success, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As we continue to grow, and implement more complex organizational and management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our current team’s efficiency and expertise, which could negatively affect our business performance.

Our costs may grow more quickly than our revenues, harming our business and profitability.

We expect our expenses to continue to increase in the future as we expand our product offerings, expand production capabilities and hire additional employees. We expect to continue to incur increasing costs, in particular for working capital to purchase inventory, marketing and product deployments as well as costs associated with customer support in the field. Our expenses may be greater than we anticipate which would have a negative impact on our financial position, assets and ability to invest further in the growth and expansion of our business.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

RAD currently depends on the continued services and performance of key members of the management team, in particular, founder and CEO, Steven Reinharz, and Chief Technology Officer, Aziz Sekander. If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. The Company has not yet developed a succession plan. Furthermore, as the Company grows, it will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, service and engineering experts. The Company may not be able to locate or attract qualified individuals for such positions, which will affect the Company’s ability to grow and expand its business.

We have no employment agreements in place with our executive officers or directors.

We currently do not have any employment agreements in place with our only executive officer and director. Since the Company has no such agreements currently in place, there is a risk that our only executive officer and director may terminate their association with the Company.  The loss of our only executive officer and director would have a material and adverse effect on our Company and our business prospects.  Further, in the future, the Company may attract additional persons to serve as its executive officers and directors and may negotiate and consummate employment agreements with its executive officers and directors and such agreements may contain issuance of the Company’s securities as part of the compensation, which would lead our shareholders to experience dilution.

Because we do not currently have an audit committee, compensation committee or any other form of corporate governance committee, shareholders will have to rely on our only director, who is not independent, to perform these functions.

We do not have an audit committee, compensation committee or any form of corporate governance committees comprised of an independent director. The Board, which currently consists of our only director, performs these functions as a whole and the only member of the Board is not an independent director.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished and our business may be adversely affected.

RAD relies and expects to continue to rely on a combination of confidentiality agreements with its employees, consultants, and third parties with whom it has relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights. As of the date of this report, there are no patents filed on behalf of the Company.  The Company plans to file various applications in the United States for protection of certain aspects of its intellectual property. However, third parties may knowingly or unknowingly infringe our proprietary rights, may challenge proprietary rights held by us and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we intend to operate in the future. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we plan to take measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to those of RAD and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

Our financial results will fluctuate in the future, which makes them difficult to predict.

RAD’s financial results may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast future results. As a result, you should not rely upon the Company’s past financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by rapidly growing companies in evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including, but not limited to the following:

▪	Our ability to maintain and grow our client base;

▪	Our clients may suffer downturns, financial instability or be subject to mergers or acquisitions;

▪	The development and introduction of new products by RAD or our competitors;

▪	Increases in marketing, sales, service and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

▪	RAD ability to maintain gross margins and operating margins;

▪	Changes affecting our suppliers and other third-party service providers;

▪	Adverse litigation judgments, settlements, or other litigation-related costs; and

▪	Changes in business or macroeconomic conditions including regulatory changes.

We have limited experience in operating the RAD robots in crowded environments and increased interactions may lead to collisions, possible liability and negative publicity which would negatively affect our business, financial conditions and operating results.

Our robots operate autonomously in environments that are surrounded by various moving and stationary physical obstacles and by humans. Such environments are prone to collisions, unintended interactions and various other incidents, regardless of our technology. Therefore, there is a possibility that our machines may be involved in a collision with any number of such obstacles. Our machines contain a number of advanced sensors that effectively prevent any such incidents and are intended to stop any motion at the detection of intervening objects. Nonetheless, real-life environments, especially those in crowded areas, are unpredictable and situations may arise in which the machines may not perform as intended. Recent highly publicized incidents of autonomous vehicle and human interactions have focused consumer attention on the safety of such systems. There can be no assurance that a collision, with property or with humans, will not occur, which could damage the robot, or lead to personal injury or property damage and may subject us to lawsuits. Moreover, any such incident, even without damage, may lead to adverse publicity for us. Such lawsuits or adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

Our business is subject to data security risks, including security breaches.

Our products employ technologies which are subject to various data security risks including security breaches and hacking and we cannot guarantee that our products may not be negatively affected by these risks causing them to suffer damages.  Any occurrence of the foregoing may damage our brand and increase our costs. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

Economic factors generally may negatively affect our operations.

The Company is subject to the general risks of the marketplace in which the Company does business. Moreover, the results of operations of the Company will depend on a number of factors over which the Company will have no control, including changes in general economic or local economic conditions, changes in supply of or demand for similar and/or competing products and services, and changes in tax and governmental regulations that may affect demand for such products and services. Any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect industrial and consumer spending could have a material adverse effect on the Company’s business. For these and other reasons, no assurance of profitable operations can be given.

Our business success depends on large part on the success of our efforts to rent our products through dealerships.

The Company plans to primarily look to rent its robots through dealerships with guarding companies. The Company believes that the guarding partnership model is valuable. The Company currently has such partnerships with 5 dealers and plans to sign on additional dealers. However, there can be no assurance that the Company can successfully secure agreements with dealerships for the use of our products, which could materially impair our sales and our business prospects.

We may not be able to develop automatic charging four our products, which could negatively affect our growth strategy.

Part of the Company’s growth strategy is to implement automatic charging for our products. The Company plans to implement autonomous charging capabilities for its products as part of its long-term efforts. The Company believes that adding this feature would allow companies to add security to areas that are either not suitable for humans or cost effective for permanent security and thus expanding the market for our products. If the Company cannot implement automatic charging for its products it would impact the size of the market for its products and could negatively affect its growth strategy.

We currently face some competition and may face additional competition in the future and if we are not able to compete effectively, our business prospects and operations would be harmed.

We are aware of a number of other companies that are already active in our industry and others that are developing physical security technology in the U.S. and abroad that may potentially compete with our technology and services. These, or new, competitors may have more resources than us or may be better capitalized, which may give them a significant advantage, for example, in offering better pricing than the Company, surviving an economic downturn or in reaching profitability. We cannot guarantee that we will be able to compete successfully against existing or emerging competitors. Additionally, existing private security firms may also compete on price by lowering their operating costs, developing new business models or providing other incentives.  We cannot give any assurance that we can adequately compete with existing or new competitors which could lead us to expend additional funds toward our marketing efforts and would further adversely affect our business operations.

Our ability to operate and collect digital information on behalf of our clients is dependent on the privacy laws of jurisdictions in which our machines operate, as well as the corporate policies of our clients, which may limit our ability to fully deploy our technologies in various markets.

Our robots collect, store and analyze certain types of personal or identifying information regarding individuals that interact with the machines. While we maintain stringent data security procedures, the regulatory framework for privacy and security issues is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. Federal and state government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, which in turn affect the breadth and type of features that we can offer to our clients. In addition, our clients have separate internal policies, procedures and controls regarding privacy and data security with which we may be required to comply. Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted or applied in a manner that is inconsistent with our current data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, our business may be harmed.

Our success depends on the growth of our industry and specifically on the growing adoption and use of physical security technology in general and of our products.

The market for products and for physical security technology is relatively unproven and new, as well as being subject to many risks and uncertainties. Our ability to gain growing market acceptance and adoption of our products, depends on the market’s acceptance of physical security technology in general.  If we are unable to increase acceptance of our products and if the market for physical security technology generally does not develop we will not be able to sell our products and our financial performance will be adversely affected.

Our shareholders do not have voting control over the Company due to the Company’s issued and outstanding shares of its Series E Preferred Stock.

Mr. Parsons, the Company’s President, Chief Executive Officer and Chief Financial Officer currently owns 1,000,000 shares of our Series E Preferred Stock and; Steve Reinharz is the CEO of RAD, and is currently the holder of 3,350,000 shares of our Series E Preferred Stock.  The outstanding shares of Series E Preferred Stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holders of Series E Preferred Stock have 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders, and therefore our other shareholders do not have voting control over the Company.

Risks Related to our Common Stock

The Company’s continued operations may be dependent on the Company raising additional capital.

To the extent that the cash flow from operations are insufficient to fund the Company’s operations, we will be required to raise additional capital through equity or debt financing. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. The Company’s failure or inability to raise capital when needed, or on terms acceptable to the Company and our shareholders, could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.  If we are unable to obtain such financing when needed, in addition to having an adverse effect on our business operations, it would also have a negative adverse effect on the price of our Common Stock.

The Company may conduct further offerings in the future, in which case your shareholdings will be diluted.

The Company may rely on equity sales of common stock to fund operations. The Company may conduct further equity and/or convertible debt offerings in the future to finance operations or other projects that it decides to undertake. If common stock is issued in return for additional funds, or upon conversion or exercise of outstanding convertible debentures or warrants, the price per share could be lower than that paid by existing common stockholders. The Company anticipates continuing to rely on equity sales of common stock and issuances of convertible debt and/or warrants convertible or exercisable into shares of common stock in order to fund its business operations. If the Company issues additional shares of common stock, your percentage interest in the Company will be lower. This is often referred to as “dilution,” which could result in a reduction in the per share value of your shares of common stock.

The trading price of our common stock may fluctuate significantly.

Volatility in the trading price of our common stock may prevent our shareholders from being able to sell their shares of our common stock at prices equal to or greater than their purchase price. The trading price of our common stock could fluctuate significantly for various reasons, including:

▪	our operating and financial performance and prospects;

▪	our quarterly or annual earnings or those of other companies in our industry;

▪	the public’s reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission;

▪	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

▪	strategic actions by us or our competitors;

▪	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

▪	changes in accounting standards, policies, guidance, interpretations or principles;

▪	changes in general economic conditions in the U.S. and global economies or financial markets, including such changes resulting from war or incidents of terrorism; and

▪	sales of our common stock by us or members of our management team.

In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the trading price of securities issued by many companies. The changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business.

The Company does not anticipate paying dividends in the future.

We have never declared or paid any cash dividends on our common stock. Our current policy is to retain earnings to reinvest in our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future. The Company’s dividend policy will be reviewed from time to time by the Board of Directors in the context of its earnings, financial condition and other relevant factors. Until the Company pays dividends, which it may never do, its shareholders will not be able to receive a return on shares of our common stock unless they are able to sell them, of which there can be no assurance. In addition, there is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares or that our stockholders will be able to sell their shares of our common stock at all.

Our shares are subject to the Securities and Exchange Commission’s “penny stock” rules that limit trading activity in the market, which may make it more difficult for our shareholders to sell their common stock.

Penny stocks generally are equity securities with a price of less than $5.00. Since our common stock is trading at less than $5.00 per share, we are subject to the penny stock rules adopted by the Securities and Exchange Commission that require broker-dealers to deliver extensive disclosure to its customers prior to executing trades in penny stocks not otherwise exempt from the rules. The broker-dealer must also provide its customers with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held by the customer. Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. The additional burdens from the penny stock requirements may deter broker-dealers from effecting transactions in our securities, which could limit the liquidity and market price of our securities. These disclosure requirements may cause a reduction in the trading activity of our common stock, which likely would make it difficult for our stockholders to resell their securities.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we are a small company with a limited operating history, stockholders may find it difficult to sell their common stock in the public markets.

The number of persons interested in purchasing our common stock s at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would likely be reluctant to follow an unproven company such as ours.  Additionally, many brokerage firms may not be willing to effect transactions in our securities.  As a consequence, there may be periods when trading activity in our common stock is minimal or even non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity.  We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

We will continue to incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will continue to incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations will result in significant legal and financial compliance costs and to make some activities more time consuming and costly. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

An investment in the Company’s common stock is extremely speculative and there can be no assurance of any return on any such investment.

An investment in the Company’s common stock is extremely speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment. The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, many of which we have little or no control over. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Our shareholders’ percentage of ownership may become diluted upon conversion of shares of our Series F convertible preferred stock, 1,000 shares of which are currently issued and outstanding and held by Garett Parsons, our President, Chief Executive Officer and Chief Financial Officer and 2,450 shares of which are currently issued and outstanding and held by Steve Reinharz, the CEO of RAD.

Garett Parsons, our President, Chief Executive Officer and Chief Financial Officer, is the current holder of 1,000 shares of the Company’s Series F Convertible Preferred Stock, and Steve Reinharz, the CEO of RAD, is currently the holder of 2,450 shares of Series F Convertible Preferred Stock.  As the holders of such stock, Mr. Parsons and Mr. Reinharz, can each, at any time, convert all, but not less than all of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of the Company’s common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45).  The conversion of such shares shall cause substantial dilution to the Company’s current shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our corporate offices at 1 East Liberty. 6th Floor, Reno, Nevada 89501, pursuant to a month-to-month lease. Our annual rental cost for this facility is approximately $936 annually. RAD maintains its offices at 23121 La Cadena Suite B/C Laguna Hills, California 92675, pursuant to a five-year term ending March 31, 2022. Its annual rental cost for this facility is approximately $65,000, plus a proportionate share of operating expenses of approximately $35,000 annually.  We believe these facilities are adequate for our and RAD’s current and near-term future needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are no legal proceeding pending at this time.

On October 12, 2015, OMVS received notice that it had been sued in the United States District Court for the Central District of California. The plaintiff alleges that OMVS obtained certain trade secrets through a third party also named in the suit. The case was dismissed in December 2015 for lack of jurisdiction.

In February 2016, OMVS received notice that it had been sued in the Clark County District Court of Nevada. The plaintiff alleges that OMVS obtained certain trade secrets through a third party also named in the suit. OMVS believes the suit is without merit and intend to vigorously defend it. An Arbitration was conducted on May 9, 2017, Plaintiff filed a Notice of Trial de Novo, seeking a review of the merit dismissal. It is counsel’s opinion this Trial de Novo is without merit and OMVS should prevail, however there can be no assurance of this and an adverse result of this suit could harm its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

OMVS’s common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “OMVS” in June 2011. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

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

On February 2, 2018, the closing price per share of OMVS’s common stock as quoted on the OTC was $0.07.

Dividends

To date, we have not paid dividends on shares of OMVS’s common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, OMVS’s financial condition, and other factors deemed relevant by its Board of Directors.

Holders of Common Stock

As of March 1, 2018, there were approximately 13 holders of OMVS’s common stock. The number of foregoing holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

OMVS is authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of its common stock on March 1, 2018, as quoted by OTC Markets Group, Inc., was $0.07. There were 125,004,554 shares of common stock issued and outstanding as of March 1, 2018. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of OMVS, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of OMVS’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, OMVS’s Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended February 28, 2017, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by OMVS’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 5, 2015, OMVS effected a 500-for-1 reverse split, upon its reincorporation in Nevada. Each common shareholder received one common share in the Nevada company for every 500 common shares they held in the Florida company. Fractional shares were rounded up, and each share shareholder received at least 5 shares.

Non-cumulative voting

Holders of shares of OMVS’s common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	9,000

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	9,000

Preferred Stock

OMVS is authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock. The board of directors is authorized to designate any series of preferred stock up to the total authorized number of shares.

Series E Preferred Stock

The board of directors has designated 4,350,000 shares of Series E Preferred Stock. As of the date of this report, there are 4,350,000 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock ranks subordinate to the Company’s common stock. The Series E preferred stock is non-redeemable, does not have rights upon liquidation of the Company and does not receive dividends. The outstanding shares of Series E Preferred Stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holder of Series E Preferred Stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

Series F Convertible Preferred Stock

The board of directors has designated 4,350 shares of Series F Convertible Preferred Stock with a par value of $1.00 per share. As of the date of this report, there are 4,350 shares of Series F Convertible Preferred Stock outstanding. The Series F Convertible Preferred Stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. The each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis. So long as any shares of Series F Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

Series G Preferred Stock

The board of directors has designated 1,000 shares of Series G Preferred Stock. As of the date of this report, there are no shares of Series G Preferred Stock outstanding. The Series G preferred stock does not have voting rights, does not have rights upon liquidation of the Company and does not receive dividends. These shares were created after February 28, 2017.

Transfer Agent and Registrar

The Transfer Agent for our capital stock is Island Stock Transfer with an address at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760. Their telephone number is Office phone: 727-289-0010.

Recent Sales of Unregistered Securities

The following is a summary of transactions by OMVS involving sales of its securities that were not registered under the Securities Act.

On August 28, 2017, OMVS entered into a Stock Purchase Agreement with RAD and Steve Reinharz, as sole stockholder of RAD. Pursuant to the terms of the Stock Purchase Agreement, OMVS acquired, on August 28, 2017, 10,000 shares of RAD’s common stock, representing all of RAD’s issued and outstanding capital stock, from Mr. Reinharz in exchange for the issuance by OMVS of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock.  In connection with the foregoing, the Registrant relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

During the period from June 1, 2017 through July 25, 2017, OMVS issued 8,922,279 shares of common stock upon cashless exercise of warrants held by one of the Company’s lenders who also converted $3,358 in interest and principal for 395,667 shares for a total of 9,317,946 shares issued.

On July 8, 2017, we issued a convertible note payable for $200,000 which bears interest at 8% per annum and is due July 6, 2018. The note is convertible into common stock of the Company at a 40% discount to the lowest trading price in during the 20 trading days prior to conversion.

In connection with the foregoing, the Registrant relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

On February 16, 2017, the Company closed on a Share Purchase Agreement with Capital Venture Holdings LLC (“Capital Venture”), a Wyoming Limited Liability Company, whereby the Company issued Capital Venture 1,000 shares of Series F Convertible Preferred Stock, representing all of the issued and outstanding shares of Series F Convertible Preferred Stock to Capital Venture in consideration for $5,000. Mr. Garett Parsons is the sole and managing member of Capital Venture.

In connection with the foregoing, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

Convertible Notes Issued (1)

Subsequent to February 28, 2017, we issued the following convertible notes payable for cash proceeds. All principal and accrued interest is payable on the maturity date.

Issued	Maturity	Interest Rate	Conversion Rate per Share	Amount of Note
March 7, 2017	March 7, 2021	8%	35% discount	$50,000
March 8, 2017	March 8, 2021	10%	40% discount	100,000
May 2, 2017	May 2, 2021	8%	35% discount	50,000
Total				$200,000

__________

(1)	The convertible notes are convertible into shares of OMVS upon the closing of the merger with RAD in August 2017.

Each issuance of securities above was issued without registration in reliance of the exemption from registration Section 3(a)9 of the Securities Act of 1933.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock falls within the definition of penny stock and therefore is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. In addition, the broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market. In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended February 28, 2017.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Company was incorporated in Nevada on March 25, 2010. We reincorporated into Nevada on February 17, 2015. Our fiscal year end is February 28. The Company is located at 1 East Liberty, 6th Floor, Reno, NV 89501 and our telephone number is 702-990-3271.

Our prior business focus was transportation services and were exploring the on-demand logistics market by developing a network of logistics partnerships.

On August 28, 2017, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with RAD and Steve Reinharz, as sole stockholder of RAD. Pursuant to the terms of the Stock Purchase Agreement, we acquired, on August 28, 2017, 10,000 shares of RAD’s common stock, representing all of RAD’s issued and outstanding capital stock, from Mr. Reinharz in exchange for the issuance by us of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock. As a result of the RAD Acquisition, RAD is a wholly owned subsidiary of the Company. As a result of the closing of the RAD Acquisition, we have succeeded to the business of RAD, in which we purchased all of the outstanding shares of capital stock of RAD. As a result, our business going forward will consist of one segment activity which is the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs.

The RAD Acquisition is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of our prior operations were disposed of as part of the consummation of the transaction and therefore no goodwill or other intangible assets were recorded. RAD is treated as the accounting acquirer as its stockholders control the Company after the RAD Acquisition, even though the Company was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of RAD as if RAD had always been the reporting company.

Results of Operations

The following table shows our results of operations:

Two Months Ended February 28, 2017

Revenues	$—

Operating expenses	81,203

Loss from operations	(81,203)

Other income (expense)	(2,732)

Net loss	$(83,935)

Revenue

The Company had no revenue for the two months ended February 28, 2017.

Operating expenses

Operating expenses for the two months ended February 28, 2017 were $81,203 and were comprised of the following:

Two Months Ended February 28, 2017

General and administrative expenses	$54,856
Research and development	20,153
Depreciation	6,194
$81,203

Operating expenses were comprised of general and administrative of $54,856, research and development of $20,153 and depreciation of $6,194 for the two months ended February 28, 2017. The operating expenses noted for the two months ended February 28, 2017 represent incremental expenses incurred by RAD to achieve its business plan.

Other income (expense)

Other income (expense) for the two months ended February 28, 2017, was an expense of $2,732 that was comprised of other income of $1,926 and interest expense of $4,658.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred net losses of approximately $185,000 since inception, have had no revenue, and cash flows used in operating activities of $225,153 as of February 28, 2017. These conditions raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, we may be required to curtail or cease its operations.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the period indicated:

As of February 28, 2017

Current assets	$214,685
Current liabilities	103,149
Working capital	$111,536

As of February 28, 2017, we had a cash balance of $56,907.

Summary of Cash Flows

For the Two Months Ended February 28, 2017

Net cash used in operating activities	$(225,153)
Net cash used in investing activities	$(85,050)
Net cash provided by financing activities	$317,514

Net cash used in operating activities

Net cash used in operating activities for the two months ended February 28, 2017, was $225,153. This included a net loss of $83,935, non-cash charges related to depreciation of $6,194, and changes in accounts receivable, prepaid expenses, and accounts payable and accrued expenses of $147,412.

Net cash used in investing activities

Net cash used in investing activities for the two months ended February 28, 2017, was $85,050, which consisted solely of capital expenditures.

Net cash provided by financing activities

Net cash provided by financing activities for the two months ended February 28, 2017, was $317,514, which resulted from proceeds from the issuance of convertible notes of $315,000, proceeds of $53,864 from a shareholder loan netted against repayments to the shareholder of $50,022, and payments on a vehicle loan of $1,328.

Off-Balance Sheet Arrangements

We do not have any outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Significant Accounting Policies

Revenue Earning Robots

Revenue earning robots are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of 48 months. The Company continually evaluates revenue earning robots to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the vehicle should be evaluated for possible impairment. The Company uses a combination of the undiscounted cash flows and market approaches in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the respective assets which range from two to five years. Major repairs or improvements are capitalized. Minor replacements and maintenance and repairs which do not improve or extend asset lives are expensed currently.

Research and development equipment	2 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

RAD periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Research and Development

Research and development costs are expensed in the period they are incurred, unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2017, RAD had no deferred development costs.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, goods are delivered for rental and/or services are rendered, sales price is determinable, and collection is reasonably assured.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Inputs that are unobservable for the asset or liability.

The carrying amounts of RAD’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company has elected to early adopt ASU 2017-01 and to apply it to any transaction, which occurred prior to the issuance date that has not been reported in financial statements that have been issued or made available for issuance.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates will have on the Company’s financial statements or financial statement disclosures upon adoption. Based on this preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of ASU 2014-09.

From March 2016 through December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its unaudited condensed financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-14 of this annual report on Form 10-KT.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 19, 2018 our Board of Directors approved and ratified the engagement of GBH CPAs, PC (“GBH”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended February 28, 2018, effective immediately, and dismissed Friedman, LLP (“Friedman”) as the Company’s independent registered public accounting firm.

The Company has not completed its financial statements and has not filed its Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 and for the quarter ended November 30, 2017. From September 25, 2017 to February 19, 2018, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Prior to the appointment of GBH, on September 25, 2017, our Board of Directors approved and ratified the engagement of Friedman LLP (“Friedman”) as our independent registered public accounting firm for the Company’s fiscal year ending February 28, 2018, effective immediately, and dismissed MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm.

MaloneBailey’s audit report on the Company’s consolidated financial statements as of and for the fiscal year ended February 28, 2017, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

During the two months ended February 28, 2017, and the subsequent interim periods through September 25, 2017, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to MaloneBailey’s satisfaction, would have caused MaloneBailey to make reference thereto in their report on the financial statements for such year, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S- K.

During the two months ended February 28, 2017, and the subsequent interim periods through September 25, 2017, neither the Company nor anyone acting on its behalf has consulted with Friedman regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or the effectiveness of internal control over financial reporting, and neither a written report or oral advice was provided to the Company that Friedman concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 28, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2017.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Other than the resignation of Robert Wilson from all positions with the Company and the appointment of Mr. Parsons as our President, Chief Executive Officer and Chief Financial Officer on February 16, 2017,  no changes were made to our internal control over financial reporting during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report. Our directors serve for one year and until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

Name	Age	Position(s)
Garett Parsons	34	President, Chief Executive Officer, Chief Financial Officer and Director

Biographical information concerning our director and executive officer listed above is set forth below.

Garett Parsons. Mr. Parsons has served as our President, Chief Executive Officer, Chief Financial Officer and member of our board of directors since February 2017. Mr. Parsons has over 10 years of financial consulting for both private and public equity markets. Mr. Parsons has extensive experience in the field of asset valuation, funding structures and public release document generation. His education includes a Bachelor of Arts in Political Science/Economics from California State University Sacramento and an Associate of Arts in Liberal Studies/ Business San Joaquin Delta College and West Hills College.

There are no family relationships between any of the executive officers and directors. During the past 10 years, Mr. Parsons was involved in any of the legal proceedings listed in Item 401(f) of Regulation S-K. There are no arrangements or understandings between Mr. Parsons and any other person pursuant to which he was or is to be selected as an executive officer or director.

Board Committees and Director Independence

As Mr. Parsons serves as our sole director, we do not have a separately designated audit committee, compensation committee or nominating and corporate governance committee. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors and have only one director, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We currently do not have any non-employee or independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, and we do not anticipate appointing additional directors in the near future.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officer’s insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent, and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board since the most recently completed fiscal quarter. We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Director Qualifications

Mr. Parsons was appointed to our board in February 2017. Mr. Parsons has significant operational experience in our industry and brings both a practical understanding of the industry and as well as hands-on experience in our business sector to our board and a greater understanding of certain of the challenges we face in executing our growth strategy.

Code of Ethics and Business Conduct

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics.

Director Compensation

Mr. Parsons, our sole director, does not receive any additional compensation for his services as a director. We reimburse our directors for all reasonable ordinary and necessary business-related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the two months ended February 28, 2017 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for Mr. Parsons, our President, Chief Executive Officer and Chief Financial Officer and Mr. Wilson, our former Chief Executive Officer.

2017 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Garett Parsons,	2017	2,000	—	—	—	—	—	—	2,000
President, Chief Executive Officer and Chief Financial Officer (1)	2016	—	—	—	—	—	—	—	—

Robert Wilson,	2017	120,000	—	—	—	—	—	—	120,000
Former Chief Executive Officer (2)	2016	108,461	—	—	—	—	—	—	108,461

__________

(1)	Mr. Parsons was appointed President, Chief Executive Officer and Chief Financial Officer on February 16, 2017.
(2)	Mr. Wilson ceased to be an executive officer on February 16, 2017.

Employment Agreements

We are not currently a party to an employment agreement with Mr. Parsons, our sole executive officer. We may enter into an employment agreement with Mr. Parsons in the future, however. We have no plans providing for the payment of any retirement benefits.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for Mr. Parsons, our sole executive officer outstanding as of February 28, 2017:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Garett Parsons	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 2, 2018, OMVS had 125,004,554 shares of its common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of February 2, 2018, and reflects:

●	each of our executive officers,

●	each of our directors,

●	all of our directors and executive officers as a group, and

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Information on beneficial ownership of securities is based upon a record list of our stockholders and we have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, except as otherwise provided below.

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Garett Parsons (3)	125,004,554	22.47%
Robert Wilson (4)	—	0.0%
All executive officers and directors as a group (1 persons)	306,261,157	22.47%

5% Stockholders:
Steve Reinharz (5)	306,261,157	55.06%
23121 La Cadena Suite B/C, Laguna Hills, California 92675

__________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Report 125,004,554 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 125,004,554 shares of the Company’s common stock issued and outstanding as of the date of this report.

(3)

Mr. Parsons is the Company’s President, Chief Executive Officer and Chief Financial Officer and owns 1,000,000 shares of our Series E Preferred Stock and 1,000 shares of our Series F Preferred Stock. If Mr. Parsons converted the 1,000 shares of the Company’s Series F Preferred stock, he would receive 431,265,711 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred.  Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holder of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

(4)	Mr. Wilson ceased to be an officer and director in February 2017 and sold his shares in the market to unrelated parties.

(5)

Steve Reinharz is the CEO of RAD and is the holder of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock. If Mr. Reinharz converted the 2,450 shares of the Company’s Series F Convertible Preferred Stock, he would receive 306,261,157 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for its consideration.

The sole shareholder and owner of RAD loaned RAD certain funds to pay for RAD’s expenses.  The loans are non-interest bearing and unsecured, with no specific terms of repayment or collateral. During the two months ended February 28, 2017, the shareholder loaned RAD $53,864 and RAD made repayments in the amount of $50,022.  The balance of the amounts owed to the shareholder at February 28, 2017, was $62,528.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 25, 2017, our Board of Directors approved and ratified the engagement of Friedman LLP (“Friedman”) as our independent registered public accounting firm for the Company’s fiscal year ending February 28, 2018, effective immediately, and dismissed MaloneBailey as the Company’s independent registered public accounting firm. GBH CPAs, PC (“GBH CPAs”) previously served as our independent registered public accounting firm until May 12, 2015.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey and GBH CPAs for the fiscal years ended February 28, 2017 and 2016.

	2017	2016
Audit Fees
MaloneBailey	$30,000	$18,000
GBH CPAs	—	1,525
Total Audit Fees	$30,000	$19,525
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$30,000	$19,525

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category would include consultation regarding correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by MaloneBailey and GBH CPAs described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the Index to Financial Statements and Financial Statement Schedules on page F-1 and included on pages F-2 through F-14.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit No.	Description of Document
2.1

Stock Purchase Agreement, dated August 28, 2017, by and among the registrant, Steve Reinharz and Robotic Assistance Devices Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on August 31, 2017).

3.1	Articles of Incorporation of the registrant filed with the Nevada Secretary of State on September 8, 2014. *

3.2	Plan and Agreement of Merger of On the Move Systems Corp. (a Florida corporation) and On the Move Systems Corp. (a Nevada corporation). *

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

3.4	Certificate of Designations filed with the Nevada Secretary of State on February 8, 2017. *

3.5	Certificate of Designations filed with the Nevada Secretary of State on May 3, 2017. *

3.6

Amendment to Certificate of Designations filed with the Nevada Secretary of State on May 3, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 12, 2017).

10.1	Preferred Stock Purchase Agreement dated January 31, 2017 and entered into between the Company and Capital Venture Holdings LLC. *

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-168530) , filed with the Commission on August 4, 2010).

21.1	List of Subsidiaries. *

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

__________

+	Management contract or compensatory plan or arrangement.
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON THE MOVE SYSTEMS CORP.

Date: March 12, 2018	By:	/s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garett Parsons	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)	March 12, 2018
Garett Parsons

ON THE MOVE SYSTEMS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

On The Move Systems Corp.

(formerly Robotic Assistance Devices, Inc.)

Reno, Nevada

We have audited the accompanying balance sheet of On The Move Systems Corp. (formerly Robotic Assistance Devices, Inc.) as of February 28, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the two months ended February 28, 2017.  On The Move Systems Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On The Move Systems Corp. as of February 28, 2017, and the results of its operations and its cash flows for the two months ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that On The Move Systems Corp. will continue as a going concern.  As discussed in Note 2 to the financial statements, On The Move Systems Corp. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 9, 2018

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

BALANCE SHEET

February 28, 2017
ASSETS
Current assets:
Cash	$56,907
Accounts receivable	7,778
Deposits	150,000
Total current assets	214,685
Revenue earning robots , net of accumulated depreciation of $3,544	81,506
Fixed assets, net of accumulated depreciation of $2,650	45,052
Total assets	$341,243

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$12,720
Customer deposits	20,000
Vehicle loan - current portion	7,900
Shareholder advances	62,529
Total current liabilities	103,149
Convertible notes payable	365,000
Vehicle loan	38,134
Total liabilities	506,283

Stockholders’ deficit:
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 shares issued and outstanding	3,350
Series F Convertible Preferred Stock, $1.00 par value per share; 3,450 shares authorized; 2,450 shares issued and outstanding	2,450
Preferred Stock, undesignated; 15,646,550 shares authorized; no shares issued and outstanding	—
Common stock, $0.001 par value; 480,000,000 shares authorized; no shares issued and outstanding	—
Additional paid-in capital	13,857
Accumulated deficit	(184,697)
Total stockholders’ deficit	(165,040)
Total liabilities and stockholders’ deficit	$341,243

The accompanying notes are an integral part of these audited financial statements.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

STATEMENT OF OPERATIONS

Two Months Ended February 28, 2017

Revenues	$—

Operating expenses
Research and development	20,153
General and administrative	54,856
Depreciation	6,194
Total operating expenses	81,203

Loss from operations	(81,203)

Other income (expense)
Interest expense	(4,658)
Other income	1,926
Total other income (expense)	(2,732)

Net loss	$(83,935)

Net loss per share attributable to common shareholders – basic	N/A

Net loss per share attributable to common shareholders – diluted	(0.00)

Weighted average number of common shares outstanding – basic	N/A

Weighted average number of common shares outstanding – diluted (1)	60,916,112

(1)

The weighted average number of common shares outstanding was computed by multiplying the number of common shares of OMVS outstanding as of February 28, 2017 by 3.45 based on the terms listed under the amended Certificate of Designation for OMVS’s Series F Convertible Preferred Stock.

The accompanying notes are an integral part of these audited financial statements.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE TWO MONTHS ENDED FEBRUARY 28, 2017

	Series E		Series F Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	3,350,000	$3,350	2,450	$2,450	—	$—	$13,857	$(100,762)	$(81,105)
Net loss	—	—	—	—	—	—	—	(83,935)	(83,935)
Balance at February 28, 2017	3,350,000	$3,350	2,450	$2,450	—	$—	$13,857	$(184,697)	$(165,040)

The accompanying notes are an integral part of these audited financial statements.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

STATEMENT OF CASH FLOWS

For the Two Months Ended February 28, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,194
Changes in operating assets and liabilities:
Accounts receivable	(7,778)
Prepaid expenses and advances	(130,000)
Accounts payable and accrued expenses	(9,634)
Net cash used in operating activities	(225,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of revenue earning robots	(85,050)
Net cash used in investing activities	(85,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	315,000
Proceeds from advances by shareholder	53,864
Repayments to shareholder	(50,022)
Repayment of vehicle loan	(1,328)
Net cash provided by financing activities	317,514

Net change in cash	7,311

Cash, beginning of period	49,596

Cash, end of period	$56,907

Supplemental disclosure of cash transactions:
Interest paid	$1,058
Income taxes paid	$—

The accompanying notes are an integral part of these audited financial statements.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO FINANCIAL STATEMENTS

1. GENERAL INFORMATION

On the Move Systems Corp. (“OMVS”) was incorporated in Nevada on March 25, 2010 and reincorporated into Nevada on February 17, 2015.

Robotic Assistance Devices, LLC (“RAD”), was incorporated in the State of Nevada on July 26, 2016 as an LLC. On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. through the issuance of its 10,000 authorized common shares to its sole shareholder.

On August 28, 2017, OMVS completed the acquisition of RAD (the “Acquisition”), whereby OMVS acquired all the ownership and equity interest in RAD for 3,350,000 shares of OMVS Series E Preferred Stock and 2,450 shares of Series F Convertible Preferred Stock. OMVS’s prior business focus was transportation services, and OMVS was exploring the on-demand logistics market by developing a network of logistics partnerships. As a result of the closing of the Acquisition, OMVS has succeeded to the business of RAD, in which OMVS purchased all of the outstanding shares of capital stock of RAD. As a result, OMVS’s business going forward will consist of one segment activity which is the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs.

The Acquisition is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of OMVS’s operations were disposed of as part of the consummation of the transaction and therefore no goodwill or other intangible assets were recorded by the Company as a result of the Acquisition. RAD is treated as the accounting acquirer as its stockholders control the Company after the Acquisition, even though OMVS was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of RAD as if RAD had always been the reporting company.

2. GOING CONERN

RAD remains highly dependent upon funding from non-operational sources. RAD’s financial statements have been presented on the basis that it will continue to operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. RAD has incurred net losses of approximately $165,000 since inception, have had no revenue, and cash flows used in operating activities of $225,153 as of February 28, 2017. These conditions raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

There are no assurances that RAD will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support RAD’s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, RAD will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, RAD may be required to curtail or cease its operations.

3. ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-KT and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements include the accounts of RAD based upon the Acquisition noted above being treated as a reverse recapitalization in which stockholders’ equity of RAD is presented based on the historical equity of the accounting acquirer RAD prior to the Acquisition retroactively restated to reflect the number of shares received in the Acquisition. The results of operations for the two months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the entire year.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO FINANCIAL STATEMENTS

Cash

RAD considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. RAD places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

Deposits

Deposits are comprised of deposits of $150,000 on robots that are expected to be received within one year.

Revenue Earning Robots

Revenue earning robots are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of 48 months. The Company continually evaluates revenue earning robots to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the vehicle should be evaluated for possible impairment. The Company uses a combination of the undiscounted cash flows and market approaches in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the respective assets which range from two to five years. Major repairs or improvements are capitalized. Minor replacements and maintenance and repairs which do not improve or extend asset lives are expensed currently.

Research and development equipment	2 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

RAD periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Research and Development

Research and development costs are expensed in the period they are incurred, unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2017, RAD had no deferred development costs.

Contingencies

Occasionally, RAD may be involved in claims and legal proceedings arising from the ordinary course of its business. RAD records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on RAD’s financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, goods are delivered for rental and/or services are rendered, sales price is determinable, and collection is reasonably assured.

Income Taxes

Income taxes are not provided in the financial statements as presented as RAD was an LLC and the income or loss flowed through to the shareholder for the two months ended February 28, 2017.

On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. through the issuance of its 10,000 authorized common shares to its sole shareholder. Therefore, income taxes will be accounted for under the asset and liability method from that date forward. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. RAD will record a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

Leases

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) transfer of ownership; (b) bargain purchase option; (c) the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or (d) the present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If, at its inception, a lease meets any of the four lease criteria above, the lease is classified by RAD as a capital lease; and if none of the four criteria are met, the lease is classified by RAD as an operating lease.

Operating lease payments are recognized as an expense in the income statement on a straight-line basis over the lease term, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as deferred rent and included in liabilities.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO FINANCIAL STATEMENTS

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Inputs that are unobservable for the asset or liability.

The carrying amounts of RAD’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Earnings (Loss) per Share

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares and common share equivalents over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

For the two months ended February 28, 2017, the Company excluded 28,957,529 shares of common stock equivalents related to convertible debt and warrants to purchase shares of OMVS common stock, as the inclusion of such shares would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company has elected to early adopt ASU 2017-01 and to apply it to any transaction, which occurred prior to the issuance date that has not been reported in financial statements that have been issued or made available for issuance.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates will have on the Company’s financial statements or financial statement disclosures upon adoption. Based on this preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of ASU 2014-09.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO FINANCIAL STATEMENTS

From March 2016 through December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its unaudited condensed financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

4. REVENUE EARNING ROBOTS

Revenue earning robots consisted of the following:

February 28, 2017

Revenue earning robots	$85,050
Less: Accumulated depreciation	(3,544)
$81,506

Additions to revenue earning robots for the two months ended February 28, 2017 were $85,050. Depreciation expense was $3,544 for the two months ended February 28, 2017.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO FINANCIAL STATEMENTS

5. FIXED ASSETS

Fixed assets consisted of the following:

February 28, 2017

Automobile	47,702
Less: Accumulated depreciation	(2,650)
$45,052

In December 2016, the Company had additions to fixed assets of $47,702. Depreciation expense was $2,650 for the two months ended February 28, 2017.

6. CUSTOMER DEPOSITS

As of February 28, 2017, RAD received a $20,000 deposit from a customer towards the rental of equipment which was subsequently delivered in July 2017.

7. SHAREHOLDER ADVANCES

The sole shareholder of RAD made several loans to RAD to pay for expenses incurred.  The loans are non-interest bearing and unsecured, with no specific terms of repayment or collateral, and are repayable on demand. During the two months ended February 28, 2017, the shareholder loaned RAD $53,864 and RAD made repayments of $50,022.  The balance of the amounts owed to the shareholder at February 28, 2017 was $62,529, all classified as current.

Subsequent to February 28, 2017, the loan has been revolving through a series if additional loans and repayments with a balancing outstanding at August 31, 2017 of approximately $80,000.

8. CONVERTIBLE NOTES PAYABLE

During the two months ended February 28, 2017, RAD issued several convertible notes payable (the “Convertible Debentures”) to unrelated parties that bear interest at 8% per annum, are payable in cash or shares, are unsecured and mature in four years. During the two-month period ended February 28, 2017, RAD issued these Convertible Debentures with a face value of $315,000, to investors which would be convertible into shares and warrants of On the Move Systems Corp. after the transaction has taken place on August 28, 2017 (“Post-Merger”).

As the aforementioned transaction with On the Move Systems Corp. did not close until August 28, 2017, the Convertible Debentures are not readily convertible into common stock, thus not readily convertible into cash, and does not meet the net settlement criteria for derivative or beneficial conversion feature under ASC-815. Each Convertible Debenture shall be convertible into Units (the “Units”) of the public entity at the Conversion Price (defined below) comprised of one share of common stock of the public entity (“Shares”) and one half a warrant with a 3-year maturity (“Warrants”). Each warrant shall have an exercise price equal to 1.66 times the Conversion Price (defined below). Warrants are exercisable at the option of the Convertible Debenture holder at any time on or prior to Maturity.

For the Conversion Price, the debentures shall convert at a 35% discount to the 5-day average closing price immediately prior to the conversion date. The debentures shall never convert at a conversion price higher than the Conversion Ceiling defined as follows:

    ●   $3,000,000 divided by the total number of common shares outstanding is equal to the Conversion Price.

The balance of the amounts owed to the Convertible Debenture holders at February 28, 2017 was $365,000, with $0 classified as current and $365,000 long-term.

During the two months ended February 28, 2017, RAD has interest expense of $3,600, which is included in accrued expenses as of February 28, 2017, on the accompanying balance sheet.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO FINANCIAL STATEMENTS

At February 28, 2017, RAD’s future minimum payments are as follows:

February 28, 2018	$—
February 28, 2019	—
February 29, 2020	—
February 28, 2021	365,000
$365,000

9. VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan secured by the automobile described in Note 4 for $47,704. The loan is repayable over 5 years, maturing November 9, 2021, and repayable at $1,019 per month including interest and principal. During the two months ended February 28, 2017, the principal repayments were $1,329. The balance of the amounts owed on the vehicle loan at February 28, 2017 was $46,034, of which $7,900 was classified as current and $38,134 as long-term.

At February 28, 2017, RAD’s future principal payments are as follows:

February 28, 2018	$7,900
February 28, 2019	8,700
February 29, 2020	9,700
February 28, 2021	10,800
February 28, 2022 and thereafter	8,934
Total principal payments	46,034
Less current portion	(7,900)
Long-term	$38,134

10. COMMITMENTS & CONTINGENCIES

RAD’s principal facility is located in Orange County, California. The lease agreement includes, escalating lease payments, renewal provisions and other provisions. The lease began in April 2017 and expires in March 2022. RAD’s lease is accounted for as an operating lease. Rent expense is recorded over the lease term on a straight-line basis. Accordingly, rent expense was $0 for the two months ended February 28, 2017.

At February 28, 2017, RAD’s future minimum payments are as follows:

February 28, 2018	$47,203
February 28, 2019	52,911
February 29, 2020	54,498
February 28, 2021	56,133
February 28, 2022 and thereafter	62,646
$273,391

On October 12, 2015, OMVS received notice that it had been sued in the United States District Court for the Central District of California. The plaintiff alleges that OMVS obtained certain trade secrets through a third party also named in the suit. The case was dismissed in December 2015 for lack of jurisdiction. In February 2016, OMVS received notice that it had been sued in the Clark County District Court of Nevada. The plaintiff alleges that OMVS obtained certain trade secrets through a third party also named in the suit. OMVS believes the suit is without merit and intends to vigorously defend it. An Arbitration was conducted on May 9, 2017, and the Plaintiff filed a Notice of Trial de Novo, seeking a review of the merit dismissal. It is counsel’s opinion this Trial de Novo is without merit and OMVS should prevail, however there can be no assurance of this and an adverse result of this suit could harm its business. No amounts have been recorded, accordingly as OMVS is expecting to prevail.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO FINANCIAL STATEMENTS

11. PREFERRED STOCK

As of February 28, 2017, OMVS was authorized to issue 4,350,000 shares of its Series E Preferred Stock, 3,450 shares of its Series F Convertible Preferred Stock, and 15,646,550 shares of undesignated preferred stock.

As a part of the Acquisition described in Note 1, OMVS issued 3,350,000 shares of its Series E Preferred Stock and 2,450 shares of its Series F Convertible Preferred Stock to the shareholder of the Company on August 28, 2017.

The shares of Series E Preferred Stock are non-redeemable, do not have rights upon liquidation of OMVS, and do not receive dividends. The outstanding shares of Series E Preferred Stock do have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock.

The shares of Series F Preferred Stock are also non-redeemable, do not have rights upon liquidation of OMVS, do not have any voting rights, and do not receive dividends. The each holder may, at any time, convert all of their shares of Series F Convertible Preferred Stock into a number of shares of common stock determined by multiplying the number of OMVS’s issued and outstanding shares of common stock on the date of conversion by 3.45 on a pro rata basis.

12. SUBSEQUENT EVENTS

RAD issued Convertible Debentures in March and May 2017, with a total face value of $100,000 to an existing investor which would be convertible into shares of the OMVS upon the closing of the merger with RAD. The Convertible Debentures bear interest at 8% per annum, are payable in cash or shares, are unsecured and mature in three years. For the Conversion Price, the Convertible Debentures shall convert at a 35% discount to the 5-day average closing price immediately prior to the conversion date. The Debenture shall never convert at a conversion price higher than the Conversion Ceiling defined as follows:

    ●   $3,000,000 divided by the total number of common shares outstanding is equal to the Conversion Price.

RAD issued other Convertible Debentures in March 2017, with a total face value of $100,000 to an investor which would be convertible into shares of the OMVS upon the closing of the merger with RAD. The Convertible Debentures bear interest at 10% per annum, are payable in cash or shares, are unsecured and mature in three years. For the Conversion Price, the Convertible Debentures shall convert at a 40% discount to the 10-day average closing price immediately prior to the conversion date. The Debenture shall never convert at a conversion price higher than the Conversion Ceiling defined as follows:

    ●   $5,000,000 divided by the total number of common shares outstanding is equal to the Conversion Price.