Form 10-Q
period 2017-08-31
ON THE MOVE SYSTEMS CORP.
filed 2018-04-16
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

OR

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,004,554 shares of common stock were issued and outstanding as of April 13, 2018.

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as of August 31, 2017 and February 28, 2017 (Unaudited)	3

	Consolidated Statements of Operations for the Three and Six Months Ended August 31, 2017 and the Period from Inception (July 26, 2016) through August 31, 2016 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2017 and the Period from Inception (July 26, 2016) through August 31, 2016 (Unaudited)	5

	Notes to the Consolidated Financial Statements (Unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

SIGNATURES		27

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2017	February 28, 2017
ASSETS
Current assets:
Cash	$14,154	$56,907
Accounts receivable	15,000	7,778
Deposits on robots	237,400	150,000
Note receivable	40,000	—
Total current assets	306,554	214,685
Revenue earning robots, net of accumulated depreciation of $5,390 and $3,544, respectively	27,130	81,506
Fixed assets, net of accumulated depreciation of $22,838 and $2,650, respectively	99,829	45,052
Security deposit	25,747	—
Total assets	$459,260	$341,243

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$135,567	$12,720
Advances payable	1,594	—
Customer deposits	—	20,000
Current portion of convertible notes payable, net of discount of $1,176,073 and $0, respectively	1,611,431	—
Loan payable - related party	119,791	62,529
Vehicle loan - current portion	8,230	7,900
Current portion of accrued interest payable	548,066	—
Derivative liability	11,672,321	—
Total current liabilities	14,097,000	103,149
Convertible notes payable, net of discount of $898,251 and $0, respectively	66,885	365,000
Accrued interest payable	85,264	—
Customer deposits	10,000	—
Vehicle loan	33,901	38,134
Total liabilities	14,293,050	506,283

Shareholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 3,350,000 shares issued and outstanding, respectively	4,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 2,450 shares issued and outstanding, respectively	3,450	2,450
Common Stock, $0.001 par value; 480,000,000 shares authorized 101,987,887 and no shares issued and, respectively	101,988	—

Additional paid-in capital	320,445	13,857
Accumulated deficit	(14,264,023)	(184,697)
Total shareholders’ deficit	(13,833,790)	(165,040)
Total liabilities and shareholders’ deficit	$459,260	$341,243

The accompanying notes are an integral part of these unaudited consolidated financial statements

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2017	Six Months Ended August 31, 2017	Period from Inception (July 26, 2016) through August 31, 2016

Revenues	$35,000	$35,000	$—

Operating expenses:
Research and development	82,997	89,633	—
General and administrative	423,081	729,990	2,240
Depreciation	14,958	33,694	—
Loss on impairment of fixed assets	92,942	92,942	—
Total operating expenses	613,978	946,259	2,240

Loss from operations	(578,978)	(911,259)	(2,240)

Other income (expense)
Change in fair value of derivative instruments	751,241	751,241	—
Interest expense	(2,836,447)	(2,848,795)	—
Total other income (expense)	(2,085,206)	(2,097,554)	—

Net loss	$(2,664,184)	$(3,008,813)	$(2,240)

Net loss per common share - basic and diluted	$(0.60)	$(0.06)	$—

Weighted average common share outstanding - basic and diluted	4,434,256	2,217,128	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended August 31, 2017	Period from Inception (July 26, 2016) through August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,008,813)	$(2,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,694	—
Loss on impairment of fixed assets	92,942	—
Change in fair value of derivative instruments	(751,241)	—
Interest expense related to derivative liability in excess of face value of debt	2,823,125	—
Changes in operating assets and liabilities:
Accounts receivable	(7,222)	—
Deposits on robots	(150,000)	—
Accounts payable and accrued expenses	24,665	—
Accrued interest payable	26,400	—
Customer deposits	(10,000)	—
Net cash used in operating activities	(926,450)	(2,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(64,437)	—
Cash paid for security deposit	(25,747)	—
Cash acquired in reverse recapitalization	2,022	—
Net cash used in investing activities	(88,162)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	200,000	—
Net borrowings on loan payable - related party	23,262	2,490
Loan from OMVS to RAD prior to the reverse recapitalization	752,500	—
Repayment of vehicle loan	(3,903)	—
Net cash provided by financing activities	971,859	2,490

Net change in cash	(42,753)	250

Cash, beginning of period	56,907	—

Cash, end of period	$14,154	$250

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,870	$—
Cash paid during the period for income taxes	$—	$—

Noncash investing and financing activities:
Transfer of robots from deposits to fixed assets and revenue earning robots	$62,600	$—
Debt discount from derivative liabilities	$565,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL INFORMATION

On the Move Systems Corp. (“OMVS” or the “Company”) was incorporated in Florida on March 25, 2010 and reincorporated in Nevada on February 17, 2015.

Robotic Assistance Devices, LLC (“RAD”), was incorporated in the State of Nevada on July 26, 2016 as a LLC. On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. through the issuance of 10,000 common shares to its sole shareholder.

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

The Acquisition was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of OMVS’s operations were disposed of as part of the consummation of the transaction. Therefore, no goodwill or other intangible assets were recorded by OMVS as a result of the Acquisition. RAD is treated as the accounting acquirer as its stockholders control the Company after the Acquisition, even though OMVS was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of RAD as if RAD had always been the reporting company.

2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

For the six months ended August 31, 2017, the Company had negative cash flow from operating activities of $178,099. As of August 31, 2017, the Company has an accumulated deficit of $14,264,023 and negative working capital of $13,790,446. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the entire year.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances.

Revenue Earning Robots

Revenue earning robots are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of 48 months. The Company continually evaluates revenue earning robots to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the robot should be evaluated for possible impairment. The Company uses a combination of the undiscounted cash flows and market approaches in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the respective assets which range from three to five years. Major repairs or improvements are capitalized. Minor replacements and maintenance and repairs which do not improve or extend asset lives are expensed currently.

Demo Robots	4 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At August 31, 2017 and February 28, 2017, the Company had no deferred development costs.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, goods are delivered for rental and/or services are rendered, sales price is determinable, and collection is reasonably assured.

Income Taxes

On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. through the issuance of 10,000 common shares to its sole shareholder. Prior to the conversion on July 25, 2017, income taxes are not provided in the financial statements as presented as RAD was an LLC and the income or loss flowed through to the shareholder for the two months ended February 28, 2017.Thereafter, income taxes will be accounted for under the asset and liability method from that date forward. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. RAD will record a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

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

If at its inception, a lease meets any of the four lease criteria above, the lease is classified by the Company as a capital lease; and if none of the four criteria are met, the lease is classified by the Company as an operating lease.

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

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement – Financial Instruments Classified as Liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other income (expenses).

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
August 31, 2017
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$11,672,321	$—	$—	$11,672,321

February 28, 2017
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$—	$—	$—	$—

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

See Note 11, for specific inputs used in determining fair value.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and advances, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. For the period from inception (July26, 2016) to August 31, 2016, there were no common shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the three and six months ended August 31, 2017 and period from inception (July 26, 2016) through August 31, 2016 as their effect would be anti-dilutive.

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed in a manner similar to the basic loss per share, except the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of convertible debt and other such convertible instruments. Diluted loss per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.

The anti-dilutive shares of common stock outstanding for the three and six months ended August 31, 2017 and period from inception (July 26, 2016) through August 31, 2016 were as follows:

	For the Three Months Ended August 31, 2017	For the Six Months Ended August 31, 2017	Period from Inception (July 26, 2016) through August 31, 2016
Warrants	24,536,382	24,536,382	—
Convertible notes payable	84,188,094	84,188,094	—
Series F Convertible Preferred Stock	351,858,210	351,858,210	351,858,210

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. The guidance is effective for the annual period beginning after December 15, 2017, with early adoption permitted. The Company has elected to early adopt ASU 2017-01 and to apply it to any transaction, which occurred prior to the issuance date that has not been reported in financial statements that have been issued or made available for issuance.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of Fiscal 2019. The Company is currently evaluating the new revenue recognition guidance. The Company has completed its initial impact assessment and has commenced an in-depth evaluation of the adoption impact, which involves review of selected revenue arrangements. Based on the Company’s preliminary review, the Company believes that the timing and measurement of revenue for its customers will be similar to the Company’s current revenue recognition. However, this view is preliminary and could change based on further analysis associated with the conversion and implementation phases of our ASU 2014-09 project.

From March 2016 through September 2017, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its unaudited condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2016-18 on its unaudited condensed consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its unaudited condensed consolidated financial statements and related disclosures.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure.

4. DEPOSITS

Deposits on robots expected to be received within one year were comprised of the following:

	August 31, 2017	February 28, 2017
Deposits on robots	$237,400	$150,000

5. REVENUE EARNING ROBOTS

Revenue earning robots consisted of the following:

	August 31, 2017	February 28, 2017
Revenue earning robots	$32,520	$85,050
Less: Accumulated depreciation	(5,390)	(3,544)
	$27,130	$81,506

During the six months ended August 31, 2017, the Company made total additions to revenue earning robots of $19,219. Due to several revenue earning robots becoming non-operational during the six months ended August 31, 2017, the Company wrote down revenue earning robots with a net book value of $59,889 to $0 as loss on impairment of fixed assets.

Depreciation expense was $6,594 and $13,706 for the three and six months ended August 31, 2017, respectively, and $0 for the period from inception (July 26, 2016) through August 31, 2016.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. FIXED ASSETS

Fixed assets consisted of the following:

	August 31, 2017	February 28, 2017
Demo robots	$67,305	$—
Automobile	47,702	47,702
Leasehold improvements	7,660	—
	122,667	47,702
Less: Accumulated depreciation	(22,838)	(2,650)
	$99,829	$45,052

During the six months ended August 31, 2017 the Company acquired total fixed assets of $107,818. Due to several demo robots becoming non-operational during the six months ended August 31, 2017, the Company wrote down fixed assets with a net book value of $33,053 to $0 as loss on impairment of fixed assets.

Depreciation expense was $8,364 and $19,988 for the three and six months ended August 31, 2017, respectively, and $0 for the period from inception (July 26, 2016) through August 31, 2016.

7. NOTE RECEIVABLE

On March 13, 2017, the Company loaned $40,000 to a third party vendor. The note bore interest at 18% per annum and was payable on April 13, 2017. The note was not repaid by the due date. The note was subsequently amended to bear interest of 2% per month plus a $10,000 fee. It is payable on December 31, 2017 and is secured in senior rank on all assets of the borrower. The Company evaluated the note receivable to determine whether its lending activities create a variable interest entity that would require consolidation and determined that it does not create a variable interest entity.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		August 31,	February 28,
Issued	Maturity	Rate	Rate per Share		2017	2017
February 28, 2011	February 26, 2013 *	7%	$0.015		$32,600	$—
January 31, 2013	February 28, 2017 *	10%	$0.010		119,091	—
May 31, 2013	November 30, 2016 *	10%	$0.010		261,595	—
November 30, 2013	November 30, 2017	10%	$0.010		337,958	—
August 31, 2014	November 30, 2016 *	10%	$0.002		355,652	—
November 30, 2014	November 30, 2016 *	10%	$0.002		103,950	—
February 28, 2015	February 28, 2017 *	10%	$0.001		63,357	—
May 31, 2015	August 31, 2017	10%	$1.000		65,383	—
August 31, 2015	August 31, 2017	10%	$0.300		91,629	—
November 30, 2015	November 30, 2018	10%	$0.300		269,791	—
February 29, 2016	February 28, 2019	10%	60% discount	(2)	95,245	—
May 31, 2016	May 31, 2019	10%	$0.003		35,100	—
July 18, 2016	July 18, 2017	10%	$0.003		3,500	—
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2020	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2018	8%	40% discount	(2)	50,000	—
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	—
March 9, 2017	March 9, 2020	8%	35% discount	(2)	50,000	—
March 21, 2017	March 21, 2018	8%	40% discount	(2)	40,000	—
April 4, 2017	December 4, 2017	10%	40% discount	(2)	12,066	—
April 19, 2017	April 19, 2018	15%	50% discount	(2)	96,250	—
April 20, 2017	January 30, 2018	8%	40% discount	(1)	28,000	—
April 26, 2017	April 26, 2018	0%	$0.001		68	—
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	—
May 4, 2017	May 4, 2018	8%	40% discount	(2)	150,000	—
May 15, 2017	May 15, 2018	0%	$0.001		1,280	—
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	—
June 7, 2017	June 7, 2018	8%	40% discount	(2)	200,000	—
June 16, 2017	June 16, 2018	0%	$0.001		750	—
July 6, 2017	July 6, 2018	8%	40% discount	(2)	200,000	—
August 8, 2017	August 8, 2018	8%	40% discount	(2)	125,000	—
July 28, 2017	July 28, 2018	15%	50% discount	(2)	116,875	—
August 29, 2017	August 29, 2018	15%	50% discount	(2)	247,500	—
					3,752,640	365,000
Less: current portion of convertible notes payable					(3,438,129)	—
Less: discount on noncurrent convertible notes payable					(247,626)	—
Noncurrent convertible notes payable, net of discount					$66,885	$365,000

Current portion of convertible notes payable					$3,438,129	$—
Less: discount on current portion of convertible notes payable					(1,826,698)	—
Current portion of convertible notes payable, net of discount					$1,611,431	$—

__________

*	The indicated notes were in default as of August 31, 2017 and bear default interest of between 18% and 25% per annum.
(1)	The note is convertible beginning six months after the date of issuance.
(2)	The notes are accounted for and evaluated under ASC 480 as discussed in Note 3.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six months ended August 31, 2017, the Company incurred derivative liability discounts of $565,000 and $565,000, respectively. These amounts were included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the three and six months ended August 31, 2017, the Company recognized interest expense related to the amortization of debt discounts of $0 and $0, respectively.

All of the notes above are unsecured. As of August 31, 2017, the Company had total accrued interest payable of $633,330, of which $548,066 is classified as current and $85,264 is classified as noncurrent.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company then evaluated the notes identified above (2) in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that these notes will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings.  See further discussion in Note 11.

During the six months ended August 31, 2017, the Company cancelled 600,000 shares of common stock. The shares had been issued during the year ended February 28, 2017 for the conversion of principal of a convertible note payable of $600. As a result of the shares being cancelled, $600 was added back to the principal of the note.

9. RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2017, the Company received net advances of $23,262 from its loan payable to a related party. At August 31, 2017, the balance due to the related party was $119,791, and $65,529 at February 28, 2017.

During the six months ended August 31, 2017, the Company paid $56,230 in consulting fees for research and development to a company owned by a principal shareholder.

10. OTHER DEBT – VEHICLE LOAN

In December 2016, the RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal.  The principal repayments were $3,903 for the six months ended August 31, 2017. The balances of the amounts owed on the vehicle loan were $42,131 and $46,034 as of August 31, 2017 and February 28, 2017, respectively, of which $8,230 and $7,900 were classified as current, and $33,901 and $38,134 as long-term, respectively.

11. DERIVATIVE LIABILITES

As of August 31, 2017, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had total derivative liabilities of $11,672,321.

The Company estimated the fair value of the derivative liabilities using the Monte-Carlo model using the following key assumptions during the year ended August 31, 2017:

Strike price	$1.00 - $0.001
Fair value of Company common stock	$0.17
Dividend yield	0.00%
Expected volatility	85% - 65%
Risk free interest rate	1.01% - 1.57%
Expected term (years)	0.26 - 4.00

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended August 31, 2017 were as follows:

Addition of derivative liability pursuant to reverse recapitalization	$9,035,437
Derivative liability in excess of face value of debt recorded to interest expense	2,823,125
Debt discount due to derivative liabilities	565,000
Change in fair value of derivative liabilities	(751,241)
Balance as of August 31, 2017	$11,672,321

12. SHAREHOLDERS’ EQUITY (DEFICIT)

Summary of Common Stock Activity

During the six months ended August 31, 2017 and prior to the Acquisition, OMVS issued the following shares of common stock:

●	Issued 76,008,764 shares of its common stock totaling $76,009 in connection with debt converted during the period;

●	Cancelled 600,000 shares of its common stock totaling $600; and

●	Issued 8,922,279 shares of its common stock totaling $8,922 in connections with warrants exercised during the period.

Summary of Preferred Stock Activity

During the six months ended August 31, 2017, OMVS issued 1,000,000 and 1,000 shares of its Series E and Series F preferred stock, respectively, totaling $1,000 and $1,000, respectively, in connection with the recapitalization of OMVS by RAD.

13. COMMITMENTS AND CONTINGENCIES

Litigation

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

In February 2016, the Company received notice that it had been sued in the Clark County District Court of Nevada. The plaintiff alleges that the Company obtained certain trade secrets through a third party also named in the suit. The Company believes the suit is without merit and intends to vigorously defend it. The Company has not accrued any liability for this lawsuit as the Company believes that the likelihood of an unfavorable outcome is remote.

Down Payment on Purchase

The Company paid fifty percent deposits totaling $230,400 on fixed asset robot purchases and has committed to pay the remaining fifty percent balance due, totaling $230,400, on these purchases of robots to a supplier in the next year.

Operating Lease

The Company’s principal facility is located in Orange County, California. The lease agreement includes, escalating lease payments, renewal provisions and other provisions. The lease began in April 2017 and expires in March 2022. Rent expense is recorded over the lease terms on a straight-line basis.  The security deposit of $25,747 is recorded as a long-term asset as of August 31, 2017.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company also leases premises in northern California. The lease began in August 2017 and expires in August 2020. The security deposit of $5,126 was paid on September 1, 2017. The Company shares premises with a supplier who is the co-lessee. Through agreement with the supplier, the Company will pay 75% of the lease costs and the supplier will pay 25%.

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $26,222 for the six months ended August 31, 2017. Rent expense was $16,317 for the three months ended August 31, 2017.

At August 31, 2017, the Company’s future minimum payments are as follows:

August 31, 2018	$95,329
August 31, 2019	98,404
August 31, 2020	97,601
August 31, 2021	56,973
August 31, 2022 and thereafter	33,808
$382,115

14. SUBSEQUENT EVENTS

On September 1, 2017, a lender transferred $346,958 of debt and interest to 6100864 Canada Inc. That debt was cancelled and, in exchange, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal face amount of $300,000, due on September 1, 2018. The note converts into units of the Company comprised of one share of common stock and a conversion price equal to the lower of 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, or $0.005. The note is non-interest bearing and unsecured. The Company recorded a gain on settlement of debt of $1,090,521 that includes the amount of associated derivative liability that was written off.

On September 12, 2017, the Company issued a convertible promissory note to Power Up Lending Group LTD. in the amount of $128,000, for cash proceeds of $125,000 and an original issue discount of $3,000 with interest on the unpaid principal balance at the rate of 8% per annum from the issue date of September 12, 2017 until June 20, 2018, when the note matures. Lending Group LTD. has the right to convert all or any part of the note into fully paid and non-assessable shares of common stock at 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the average of the lowest three trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date.

On September 25, 2017, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal face amount of $398,750, due on September 25, 2018. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on September 25, 2017.

On September 25, 2017, the Company issued an additional convertible redeemable note to 6100864 Canada Inc. with an aggregate principal face amount of $398,750, due on September 25, 2018. The Company received cash proceeds of $290,000 with an original issue discount of $108,750. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on September 25, 2017.

On September 25, 2017, 6100864 Canada Inc. issued a collateralized secured promissory note, promising to pay to the Company the amount of $290,000 no later than September 25, 2018. The note was initially secured by the pledge of the $398,750, 15% convertible promissory note issued to 6100864 Canada Inc. by the Company on September 25, 2017, described above.

In September 2017, the Company settled the March 8, 2017 note and agreed to pay $72,762, including the remaining $50,000 principal balance $1,929 in accrued interest, and a prepayment penalty of $20,833. The Company incurred this penalty to avoid additional costs related to the conversion of this note. The Company recorded a gain on settlement of debt of $84,507 related to the write-off of the associated derivative liability.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 16, 2017, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal face amount of $345,000, due on October 16, 2018. The Company received cash proceeds of $300,000 with an original issue discount of $45,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on October 16, 2017.

On October 16, 2017, the Company issued an additional convertible redeemable note to 6100864 Canada Inc. $345,000, due on October 16, 2018. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on October 16, 2017.

On October 16, 2017, 6100864 Canada Inc. issued a collateralized secured promissory note, promising to pay to the Company the amount of $300,000 no later than October 16, 2018. The note was initially secured by the pledge of the $345,000, 15% convertible promissory note issued to 6100864 Canada Inc. by the Company on October 16, 2017, described above.

On October 16, 2017, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal amount of $500,250, due on November 22, 2018. The Company received cash proceeds of $435,000 with an original issue discount of $65,250.The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Corporation’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on November 22, 2017.

On November 22, 2017, the Company issued an additional convertible redeemable note to 6100864 Canada Inc. with an aggregate principal amount of $500,250, due on November 22, 2018. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on November 22, 2017.

On November 22, 2017, 6100864 Canada Inc. issued a collateralized secured promissory note, promising to pay to the Company, or order, the amount of $435,000 no later than November 22, 2018. The note was initially secured by the pledge of the $500,250, 15% convertible promissory note issued to 6100864 Canada Inc. by the Company on November 22, 2017, described above.

On October 2, 2017, the Company acquired goods and other intangibles through an asset purchase agreement with WeSecure Robotics, Inc. (“WeSecure”) in exchange for $125,000 payable in 5 monthly $25,000 installments commencing in October 2017 and ending in February 2018.

The two principals of WeSecure were hired on at will basis: one as a Sales director for a salary of $8,000 per month and the other as a consultant at $1,000 per month. The salary has been committed to until September 1, 2019, regardless of employment within the Company, In addition, the two principals will receive collectively a commission of $500/month for each SMP robot rented by an identified customer for one year, as long as the customer stays with the Company for two years and an additional year of commission if the two principals remain employed with the Company through September 1, 2020. They will also receive a commission of 5% of net revenues on sales to identified customers for non-SMP robots for 2 years.  In addition, the Company agreed to issue 450,000 options to the two principals to purchase shares its common stock at an exercise price of $0.05 per share that vest on October 2, 2021.

On December 28, 2017, the Company issued a convertible redeemable note to Lucas Hoppel with an aggregate principal amount of $55,000, due on August 28 28, 2018 for cash proceeds of $50,000 and an original issue discount of $5,000. The promissory note is convertible into units of the Company comprised of one share of common stock at 40% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 10% per annum interest rate commencing on December 28, 2017.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 29, 2017, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal amount of $330,000, due on December 29, 2018 for cash proceeds of $330,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on December 29, 2017.

On December 29, 2017, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal amount of $330,000, due on December 29, 2018. To date this note is unfunded by the lender. In the event the previous note with the same terms is converted within six months of issuance, this note becomes null and void.  There is no obligation under this note until the funds are received.  The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on December 29, 2017.

On January 5, 2018, the Company issued an additional convertible promissory note to Crown Bridge Partners, LLC (“Crown Bridge”) with an aggregate principal amount of $250,000, due on January 5, 2019 for cash proceeds of $225,000 payable in tranches, with an original issue discount of $25,000. Each tranche matures one year after disbursement. The promissory note is convertible into common shares of the Company and a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 25 trading days prior to conversion, and has a 10% per annum interest rate commencing on January 5, 2018. On March 14, 2018, this note was amended to include the issuance of warrants to purchase 333,333 shares of the Company’s common stock with an exercise price of $0.15 with a 3-year maturity, and to change the date of the note to March 14, 2018, coinciding with the payment of the first tranche of $50,000 including cash proceeds of $43,000, fees of $2,000 and an original issue discount of $5,000.

On January 17, 2018, the Company issued a convertible redeemable note to Morningview with an aggregate principal amount of $83,500, due on January 17, 2019 for cash proceeds of $71,000, fees of $4,000 and an original issue discount of $7,500. The promissory note is convertible into units of the Company comprised of one share of common stock at 40% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has an 8% per annum interest rate commencing on January 17, 2018.

On January 30, 2018, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal amount of $300,000, due on January 30, 2019 for cash proceeds of $300,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on January 30, 2018.

On January 30, 2018, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal amount of $300,000, due on January 30, 2018. To date this note is unfunded by the lender. In the event the previous note with the same terms is converted within six months of issuance, this note becomes null and void.  There is no obligation under this note until the funds are received.  The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on January 30, 2018.

On February 21, 2018, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal amount of $300,000, due on February 21, 2019 for cash proceeds of $300,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on February 21, 2018.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 21, 2018, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal amount of $300,000, due on February 21, 2018. To date this note is unfunded by the lender. In the event the previous note with the same terms is converted within six months of issuance, this note becomes null and void.  There is no obligation under this note until the funds are received.  The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on February 21, 2018.

On March 1, 2018, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal amount of $95,000, due on March 1, 2019 for cash proceeds of $95,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on March 1, 2018.

On March 14, 2018, the Company issued a convertible redeemable note to Crown Bridge with an aggregate principal amount of $50,000, due on March 14, 2019 for cash proceeds of $43,000, fees of $2,000 and an original issue discount of $5,000. The promissory note is convertible into units of the Company comprised of one share of common stock at 40% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 10% per annum interest rate commencing on March 14, 2018.

In March 2018, $120,000 was paid on the June 7, 2018 collateralized promissory note for $200,000 from Eagle Equities maturing June 7, 2018, bearing interest at 8%.

On April 9, 2018, the Company issued a convertible redeemable note to 6100864 Canada Inc. with an aggregate principal amount of $55,000, due on April 9, 2019 for cash proceeds of $55,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on April 9, 2018.

Through April 9, 2018, the Company issued 23,016,667 shares to convertible note holders for the conversion of $123,000 of outstanding convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and six months ended August 31, 2017 and the period from inception (July 26, 2016) through August 31, 2016 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended February 28, 2017, as filed on June 19, 2017 with the SEC as well as Form 8-K as filed with the SEC on August 31, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “OMVS”, the “Company”, “we”, “us”, and “our” refer to On the Move Systems Corp.

Overview

On the Move Systems Corp. was incorporated in Florida on March 25, 2010 and reincorporated in Nevada on February 17, 2015.

Robotic Assistance Devices, LLC (“RAD”), was incorporated in the State of Nevada on July 26, 2016 as a LLC. On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. through the issuance of its 10,000 authorized common shares to its sole shareholder.

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

The Acquisition was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of OMVS’s operations were disposed of as part of the consummation of the transaction. Therefore, no goodwill or other intangible assets were recorded by OMVS as a result of the Acquisition. RAD is treated as the accounting acquirer as its stockholders control the Company after the Acquisition, even though OMVS was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of RAD as if RAD had always been the reporting company.

Results of Operations for the Three Months Ended August 31, 2017 and the Period from Inception (July 26, 2016) through August 31, 2016

The following table shows our results of operations for the three months ended August 31, 2017 and the period from inception (July 26, 2016) through August 31, 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended August 31, 2017	Period from Inception (July 26, 2016) through August 31, 2016	Dollars	Percentage
Revenues	$35,000	$—	$35,000	—

Operating expenses	613,978	2,240	611,738	27,310%

Loss from operations	(578,978)	(2,240)	(576,738)	25,747%

Other income (expense)	(2,085,206)	—	(2,085,206)	—

Net loss	$(2,664,184)	$(2,240)	$(2,661,944)	118,837%

Revenue

Total revenue for the three-month period ended August 31, 2017 was $35,000, which represented an increase of $35,000, compared to total revenue of $0 for the period from inception (July 26, 2016) through August 31, 2016. The increase resulted from commencing the leasing of revenue earning robots.

Operating Expenses

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and a loss on impairment of revenue earning robots. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the three-month period ended August 31, 2017 and the period from inception (July 26, 2016) through August 31, 2016, was $613,978 and $2,240, respectively. The overall increase of $611,738 was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $420,841

●	Research and development – $82,997

●	Depreciation – $14,958

●	Loss on impairment of fixed assets – $92,942

These increases in expenses are a result of the start of RAD’s operations in 2017.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the three months ended August 31, 2017 and the period from inception (July 26, 2016) through August 31, 2016, was ($2,085,206) and $0, respectively. The $2,085,206 increase in other expense was primarily attributable to the change in the fair value of derivatives and interest expense, including interest expense related to derivative liability in excess of the face value of debt.

Net Loss

We had a net loss of $2,664,184 for the three months ended August 31, 2017, compared to net loss of $2,240 for the period from inception (July 26, 2016) through August 31, 2016.

Results of Operations for the Six Months Ended August 31, 2017 and the Period from Inception (July 26, 2016) through August 31, 2016

The following table shows our results of operations for the six months ended August 31, 2017 and the period from inception (July 26, 2016) through August 31, 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Six Months Ended August 31, 2017	Period from Inception (July 26, 2016) through August 31, 2016	Dollars	Percentage
Revenues	$35,000	$—	$35,000	—

Operating expenses	946,259	2,240	944,019	42,144%

Loss from operations	(911,259)	(2,240)	(909,019)	40,581%

Other income (expense), net	(2,097,554)	—	(2,097,554)	—

Net loss	$(3,008,813)	$(2,240)	$(3,006,573)	134,222%

Revenue

Total revenue for the six-month period ended August 31, 2017 was $35,000, which represented an increase of $35,000 compared to total revenue of $0 for the period from inception (July 26, 2016) through August 31, 2016. The increase resulted from commencing the leasing of revenue earning robots.

Operating Expenses

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and a loss on impairment of revenue earning robots. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the six-month period ended August 31, 2017 and the period from inception (July 26, 2016) through August 31, 2016, was $946,259 and $2,240, respectively. The overall $944,019 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $727,750

●	Research and development – $89,633

●	Depreciation – $33,694

●	Loss on impairment of fixed assets – $92,942

The $909,019 increase in operating expenses are a result of the start of RAD’s operations in 2017.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest expense. Other income (expense) during the six months ended August 31, 2017 and the period from inception (July 26, 2016) through August 31, 2016, was ($2,097,554) and $0, respectively. The $2,097,554 increase in other expense was primarily attributable to the change in the fair value of derivatives and interest expense, including interest expense related to derivative liability in excess of the face value of debt.

Net Loss

We had a net loss of $3,008,813 for the six months ended August 31, 2017, compared to net loss of $2,240 for the period from inception (July 26, 2016) through August 31, 2016.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three and six months ended August 31, 2017, we have generated revenue and are trying to achieve positive cash flows from operations.

As of August 31, 2017, we had a cash balance of $14,154, accounts receivable of $15,000 and $14,097,000 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	August 31, 2017		February 28, 2017	Change
Current assets	$306,554		$214,685	$91,869
Current liabilities	14,097,000	(1)	103,149	13,993,851
Working capital	$(13,790,446)		$111,536	$(13,901,982)

__________

(1)

As of August 31, 2017, current liabilities included approximately $11.7 million of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of August 31, 2017 and February 28, 2017, we had a cash balance of $14,154 and $56,907, respectively.

Summary of Cash Flows.

	For the Six Months Ended August 31, 2017	Period from Inception (July 26, 2016) through August 31, 2016
Net cash used in operating activities	$(926,450)	$(2,240)
Net cash used in investing activities	$(88,162)	$—
Net cash provided by financing activities	$971,859	$2,490

Net cash used in operating activities.

Net cash used in operating activities for the six months ended August 31, 2017 was $926,450 which included net losses of $3,008,813, a change in fair value of derivative financial instruments of $751,241, and a change in operating assets and liabilities of $116,157. These losses are offset by non-cash items including interest expense related to derivative liability in excess of face value of debt $2,823,125 (non-cash), a loss on impairment of fixed of $92,942 and depreciation of $33,694 and working capital components to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended August 31, 2017 was $88,162. This consisted primarily of the purchase of property and equipment of $64,437.

Net cash provided by financing activities.

Net cash provided by financing activities was $971,859 for the six months ended August 31, 2017. This consisted primarily of proceeds from convertible notes payable of $200,000 and a loan from OMVS to RAD prior to the reverse recapitalization of $752,500; offset by payments of vehicle loans of $3,903.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended February 28, 2017 filed with the SEC on June 19, 2017 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on June 16, 2017 and the filing of the February 28, 2017 Form 10-KT on March 12, 2018.

Related Party Transactions

For the six months ended August 31, 2017, the Company received net advances of $23,262 from its loan payable to a related party. At August 31, 2017, the balance due to the related party was $119,791, and $65,529 at February 28, 2017.

During the six months ended August 31, 2017, the Company paid $56,230 in consulting fees for research and development to a company owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of August 31, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of August 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (4)

__________

(1)	Incorporated by reference to our Form 10-KT file with the Securities and Exchange Commission on March 12, 2018.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 4, 2010.

(3)	Filed or furnished herewith.

(4)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: April 16, 2018	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director