Form 10-Q
period 2017-11-30
ON THE MOVE SYSTEMS CORP.
filed 2018-04-16
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

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

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as of November 30, 2017 and February 28, 2017 (Unaudited)	3

	Consolidated Statements of Operations for the Three and Nine Months Ended November 30, 2017 and for the Three Months Ended November 30, 2016 and the Period from Inception (July 26, 2016) through November 30, 2016 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2017 and the Period from Inception (July 26, 2016) through November 30, 2016 (Unaudited)	5

	Notes to the Consolidated Financial Statements (Unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

SIGNATURES		27

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2017	February 28, 2017
ASSETS
Current assets:
Cash	$47,320	$56,907
Accounts receivable	28,000	7,778
Robot parts inventory	153,969	—
Deposits on robots	38,890	150,000
Note receivable	40,000	—
Total current assets	308,179	214,685
Revenue earning robots, net of accumulated depreciation of $18,626 and $3,544, respectively	193,169	81,506
Fixed assets, net of accumulated depreciation of $45,069 and $2,650, respectively	321,768	45,052
Intangible assets, net	59,851	—
Security deposit	25,747	—
Total assets	$908,714	$341,243

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$184,175	$12,720
Advances payable	1,594	—
Balance due on acquisition of WeSecure	50,000	—
Customer deposits	10,000	20,000
Current portion of convertible notes payable, net of discount of $2,533,979 and $0, respectively	1,564,567	—
Loan payable - related party	334,477	62,529
Vehicle loan - current portion	17,776	7,900
Current portion of accrued interest payable	492,690	—
Derivative liability	19,768,186	—
Total current liabilities	22,423,465	103,149
Convertible notes payable, net of discount of $832,373 and $0, respectively	132,763	365,000
Accrued interest payable	105,739	—
Vehicle loan	69,328	38,134
Total liabilities	22,731,295	506,283

Shareholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 3,350,000 shares issued and outstanding, respectively	4,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 2,450 shares issued and outstanding, respectively	3,450	2,450
Common Stock, $0.001 par value; 480,000,000 shares authorized 125,004,554 and no shares issued and outstanding, respectively	125,005	—
Additional paid-in capital	1,105,558	13,857
Accumulated deficit	(23,060,944)	(184,697)
Total shareholders’ deficit	(21,822,581)	(165,040)
Total liabilities and shareholders’ deficit	$908,714	$341,243

The accompanying notes are an integral part of these unaudited consolidated financial statements

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016	Nine Months Ended November 30, 2017	Period from Inception (July 26, 2016) through November 30, 2016

Revenues	$63,632	$—	$98,632	$—

Cost of goods sold	45,000	—	45,000	—

Gross Profit	18,632	—	53,632	—

Operating expenses
Research and development	216,679	47,127	306,312	47,127
General and administrative	855,707	15,937	1,585,697	18,177
Depreciation and amortization	41,095	—	74,789	—
Loss on impairment of fixed assets	32,322	—	125,264	—
Total operating expenses	1,145,803	63,064	2,092,062	65,304

Loss from operations	(1,127,171)	(63,064)	(2,038,430)	(65,304)

Other income (expense)
Change in fair value of derivative liabilities	(4,246,903)	—	(3,495,662)	—
Interest expense	(4,597,875)	—	(7,446,670)	—
Gain on settlement of debt	1,175,028	—	1,175,028	—
Total other income (expense)	(7,669,750)	—	(9,767,304)	—

Net loss	$(8,796,921)	$(63,064)	$(11,805,734)	$(65,304)

Net loss per common share - basic and diluted	$(0.07)	$—	$(0.29)	$—

Weighted average common share outstanding - basic and diluted	118,692,416	—	40,820,603	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30, 2017	Period from Inception (July 26, 2016) through November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,805,734)	$(65,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,789	—
Loss on impairment of fixed assets	125,264
Change in fair value of derivative liabilities	3,495,662	—
Interest expense related to derivative liability in excess of face value of debt	6,524,664	—
Amortization of debt discount	691,607	—
Gain on settlement of debt	(1,175,028)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,222)	—
Deposits on robots	(230,170)	—
Robot parts inventory	(107,870)	—
Accounts payable and accrued expenses	66,048	—
Accrued interest payable	139,212	—
Customer deposits	(10,000)	—
Net cash used in operating activities	(2,231,778)	(65,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(245,102)	—
Cash proceeds from WeSecure transaction	17,000	—
Cash paid for security deposit	(25,747)	—
Cash acquired in reverse recapitalization	2,022	—
Net cash used in investing activities	(251,827)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	1,492,500	25,000
Principal payments on convertible notes payable	(50,000)	—
Net borrowings on loan payable - related party	237,948	46,990
Loan from OMVS to RAD prior to the reverse recapitalization	752,500	—
Proceeds from vehicle loan	47,661	—
Repayment of vehicle loan	(6,591)	—
Net cash provided by financing activities	2,474,018	71,990

Net change in cash	(9,587)	6,686

Cash, beginning of period	56,907	—

Cash, end of period	$47,320	$6,686

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,320	$—
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Transfer of robots from deposits to fixed assets and revenue earning robots	$341,280	$—
Debt discount from derivative liabilities	$2,033,475	$—
Conversion of convertible notes and interest to shares of common stock	$123,000	$—
Settlement and exchange of convertible notes payable	$300,000	$—

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

For the nine months ended November 30, 2017, the Company had negative cash flow from operating activities of $2,231,778. As of November 30, 2017, the Company has an accumulated deficit of $23,060,944 and negative working capital of $22,115,286. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the entire year.

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

Robot Parts Inventory

Robot parts inventory is stated at the lower of cost or market using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these robot parts in the assembly of revenue earning robots and demo robots as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted.

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

Demo Robots	4 years
Vehicles	3 years
Computer equipment	3 years
Office equipment	4 years
Leasehold improvements	5 years, the life of the lease

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

Intangible Assets

The Company’s intangible assets are stated at cost and amortized on a straight-line basis over their five year expected useful life. The Company periodically determines if there is any impairment in value every year.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At November 30, 2017 and February 28, 2017, the Company had no deferred development costs.

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

Income Taxes

On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc., through the issuance of 10,000 common shares to its sole shareholder. Prior to the conversion on July 25, 2017, income taxes are not provided in the financial statements as presented as RAD was an LLC and the income or loss flowed through to the shareholder for the two months ended February 28, 2017.Thereafter, income taxes will be accounted for under the asset and liability method from that date forward. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. RAD will record a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

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

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
November 30, 2017
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$19,768,186	$—	$—	$19,768,186

February 28, 2017
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$—	$—	$—	$—

See Note 12, for specific inputs used in determining fair value.

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

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. For the period from inception (July 26, 2016) through November 30, 2016, there were no common shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the three and nine months ended November 30, 2017 and period from inception (July 26, 2016) through November 30, 2016 as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for the three and nine months ended November 30, 2017 and period from inception (July 26, 2016) through August 31, 2016 were as follows:

	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2017	Period from Inception (July 26, 2016) through November 30, 2016
Potentially dilutive securities:
Convertible notes payable and embedded warrants	23,016,667	23,016,667	—
Series F Convertible Preferred Stock	431,265,711	431,265,711	351,858,210

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure.

4. DEPOSITS

Deposits on robots expected to be received within one year were comprised of the following:

	November 30, 2017	February 28, 2017
Deposits on robots	$38,890	$150,000

5. REVENUE EARNING ROBOTS

Revenue earning robots consisted of the following:

	November 30, 2017	February 28, 2017
Revenue earning robots	$211,795	$85,050
Less: Accumulated depreciation	(18,626)	(3,544)
	$193,169	$81,506

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended November 30, 2017, the Company made total additions to revenue earning robots of $256,793. Due to several revenue earning robots becoming non-operational during the nine months ended November 30, 2017, the Company wrote down revenue earning robots with a net book value of $82,855 to $0 as loss on impairment of fixed assets.

Depreciation expense was $21,350 and $35,056 for the three and nine months ended November 30, 2017, respectively, and $0 for the period from inception (July 26, 2016) through November 30, 2016.

6. FIXED ASSETS

Fixed assets consisted of the following:

	November 30, 2017	February 28, 2017
Demo Robots	$174,545	$—
Automobile	136,316	47,702
Computer equipment	29,826	—
Office equipment	17,490	—
Leasehold improvements	7,660	—
	366,837	47,702
Less: Accumulated depreciation	(45,069)	(2,650)
	$321,768	$45,052

During the nine months ended November 30, 2017, the Company acquired total fixed assets of $329,589.  Due to several demo robots becoming non-operational during the nine months ended November 30, 2017, the Company wrote down fixed assets with a net book value of $42,409 to $0 as loss on impairment of fixed assets.

Depreciation expense was $17,695 and $37,683 for the three and nine months ended November 30, 2017, respectively, and $0 for the period from inception (July 26, 2016) through November 30, 2016.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	November 30, 2017	February 28, 2017
Intangible assets	$61,901	$—
Less accumulated amortization	(2,050)	—
	$59,851	$—

On October 2, 2017, the Company acquired goods and other intangibles through an asset purchase agreement with WeSecure Robotics, Inc. (“WeSecure”) in exchange for $125,000 payable in 5 monthly $25,000 installments commencing in October 2017 and ending February 2018. The intangible asset primarily consisted of customer relationships and lists acquired as a part of the asset purchase agreement. The Company is treating this transaction as a business combination and still in the process of finalizing the related purchase price allocation.

Under the asset purchase agreement, the two principals of WeSecure were also hired on at will basis: one as a sales director for a salary of $8,000 per month and the other as a consultant at $1,000 per month. The salary has been committed to until September 1, 2019, regardless of employment within the Company, In addition, the two principals will receive collectively a commission of $500/month for each SMP robot rented by an identified customer for one year, as long as the customer stays with the Company for two years and an additional year of commission if the two principals remain employed with the Company through September 1, 2020. They will also receive a commission of 5% of net revenues on sales to identified customers for non-SMP robots for 2 years.  In addition, the Company agreed to issue 450,000 options to the two principals to purchase shares its common stock at an exercise price of $0.05 per share that vest on October 2, 2021.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company acquired the following net assets and liabilities as a part of this transaction:

Assets Acquired:
Cash	$17,000
Robots, parts, and equipment	46,099
Intangible assets	61,901
Total assets acquired	$125,000

Liabilities Assumed:
Acquisition cost	$125,000
Total liabilities assumed	$125,000

Amortization expense was $2,050 both for the three and nine months ended November 30, 2017, respectively, and $0 for the period from inception (July 26, 2016) through November 30, 2016.

At November 30, 2017, the Company had made three payments totaling $75,000, with a remaining balance due of $50,000 that has been included on the balance sheet as balance due on acquisition to WeSecure.

8. NOTE RECEIVABLE

On March 13, 2017, the Company loaned $40,000 to a third party. The note bore interest at 18% per annum and was payable on April 13, 2017. The note was not repaid by the due date. The note was subsequently amended to bear interest of 2% per month plus a $10,000 fee. The note was payable on December 31, 2017 and is secured in senior rank on all assets of the borrower. The Company evaluated the note receivable to determine whether its lending activities create a variable interest entity that would require consolidation and determined that it does not create a variable interest entity.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		November 30,	February 28,
Issued	Maturity	Rate	Rate per Share		2017	2017
February 28, 2011	February 26, 2013 *	7%	$0.015		$32,600	$—
January 31, 2013	February 28, 2017 *	10%	$0.010		119,091	—
May 31, 2013	November 30, 2016 *	10%	$0.010		261,595	—
August 31, 2014	November 30, 2016 *	10%	$0.002		355,652	—
November 30, 2014	November 30, 2016 *	10%	$0.002		103,950	—
February 28, 2015	February 28, 2017 *	10%	$0.001		63,357	—
May 31, 2015	August 31, 2017	10%	$1.000		65,383	—
August 31, 2015	August 31, 2017	10%	$0.300		91,629	—
November 30, 2015	November 30, 2018	10%	$0.300		269,792	—
February 29, 2016	February 28, 2019	10%	60% discount	(2)	95,245	—
May 31, 2016	May 31, 2019	10%	$0.003		35,100	—
July 18, 2016	July 18, 2017	10%	$0.003		3,500	—
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	—
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	—
March 21, 2017	March 21, 2018	8%	40% discount	(2)	30,000	—
April 4, 2017	December 4, 2017	10%	40% discount	(2)	12,066	—
April 19, 2017	April 19, 2018	15%	50% discount	(2)	96,250	—
April 20, 2017	January 30, 2018	8%	40% discount	(1)	28,000	—
April 26, 2017	April 26, 2018	0%	$0.001		67	—
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	—
May 4, 2017	May 4, 2018	8%	40% discount	(2)	150,000	—
May 15, 2017	May 15, 2018	0%	$0.001		1,280	—
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	—
June 7, 2017	June 7, 2018	8%	40% discount	(2)	200,000	—
June 16, 2017	June 16, 2018	0%	$0.001		750	—
July 8, 2017	July 8, 2018	8%	40% discount	(2)	200,000	—
August 8, 2017	August 8, 2018	8%	40% discount	(2)	125,000	—
July 28, 2017	July 28, 2018	15%	50% discount	(2)	116,875	—
August 29, 2017	August 29, 2018	15%	50% discount	(2)	247,500	—
September 1 ,2017	September 1 ,2018	0%	Lower of 50% discount/$0.005	(2)	187,000	—
September 12 ,2017	September 12 ,2018	8%	40% discount	(2)	128,000	—
September 25, 2017	September 25, 2018	15%	50% discount	(2)	398,750	—
October 4, 2017	May 4, 2018	8%	40% discount	(2)	150,000	—
October 16, 2017	October 16, 2018	15%	50% discount	(2)	345,000	—
November 22, 2017	November 22, 2018	15%	50% discount	(2)	500,250	—
					5,063,682	365,000
Less: current portion of convertible notes payable					(4,098,546)	—
Less: discount on noncurrent convertible notes payable					(832,373)	—
Noncurrent convertible notes payable, net of discount					$132,763	$365,000

Current portion of convertible notes payable					$4,098,546	$—
Less: discount on current portion of convertible notes payable					(2,533,979)	—
Current portion of convertible notes payable, net of discount					$1,564,567	$—

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

__________

*	The indicated notes were in default as of November 30, 2017 and bear default interest of between 18% and 25% per annum.
(1)	The note is convertible beginning six months after the date of issuance.
(2)	The notes are accounted for and evaluated under ASC 480 as discussed in Note 3.

During the three and nine months ended November 30, 2017, the Company incurred original issue discounts of $229,500 and $229,500, respectively and derivative discounts of $1,468,475 and $2,033,475, respectively. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the three and nine months ended November 30, 2017, the Company recognized interest expense related to the amortization of debt discount of $691,607 and $691,607, respectively.

During the three and nine months ended November 30, 2017, the Company repaid principal on convertible notes payable of $50,000 and $50,000, respectively.

All of the notes above are unsecured. As of November 30, 2017, the Company had total accrued interest payable of $598,429, of which $492,690 is classified as current and $105,739 is classified as noncurrent.

Convertible notes issued

In September 2017, the Company settled the March 8, 2017 note and paid $72,762, including the remaining $50,000 of principal balance and $1,929 in accrued interest, and a prepayment penalty of $20,833. The Company incurred this penalty to avoid additional costs related to the conversion of this note. The Company recorded a gain on settlement of debt of $84,507 related to the write-off of the associated derivative liability.

During the nine months ended November 30, 2017, a debt holder transferred debt of $337,958 and accrued interest of $147,713 to a third party who exchanged it for a new convertible note for $300,000, maturing September 1, 2018 and bearing no interest. A gain on settlement of debt of $1,090,521 was recorded that includes the amount of associated derivative liability that was written off.

Conversions to common stock

During the nine months ended November 30, 2017, holders of certain convertible notes payable elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion.

Conversion Date	Principal Converted	Interest Converted	Total Amount Converted	Shares Converted
September 5, 2017	$26,250	$—	$26,250	5,250,000
September 18, 2017	27,250	—	27,250	5,450,000
September 27, 2017	29,000	—	29,000	5,800,000
October 16, 2017	30,500	—	30,500	6,100,000
October 16, 2017	10,000	—	10,000	416,667
	$123,000	$—	$123,000	23,016,667

During the nine months ended November 30, 2017, the Company cancelled 600,000 shares of common stock. The shares had been issued during the year ended February 28, 2017 for the conversion of principal of a convertible note payable of $600. As a result of the shares being cancelled, $600 was added back to the principal of the note.

10. RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2017, the Company received net advances of $237,948 from its loan payable to a related party. At November 30, 2017, the balance due to the related party was $334,477, and $65,529 at February 28, 2017.

During the nine months ended November 30, 2017, the Company paid $172,501 in consulting fees for research and development to a company owned by a principal shareholder.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. OTHER DEBT – VEHICLE LOANS

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021 and repayable $1,019 per month including interest and principal.  In November 2017, the Company entered into another vehicle loan secured by the vehicle for $47,704. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments were $6,591 for the nine months ended November 30, 2017. The balances of the amounts owed on the vehicle loan were $87,104 and $46,034 as of November 30, 2017 and February 28, 2017, respectively, of which $17,776 and $7,900 were classified as current and $69,328 and $38,134 as long-term, respectively.

12. DERIVATIVE LIABILITES

As of November 30, 2017, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had total derivative liabilities of $19,768,186.

The Company estimated the fair value of the derivative liabilities using the Monte-Carlo model using the following key assumptions during the year ended November 30, 2017:

Strike price	$1.00 - $0.001
Fair value of Company common stock	$0.17
Dividend yield	0.00%
Expected volatility	85% - 65%
Risk free interest rate	1.01% - 1.57%
Expected term (years)	0.26 - 4.00

During the three and nine months ended November 30, 2017, the Company released $685,130 and $685,130, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended November 30, 2017 were as follows:

Addition of derivative liability pursuant to reverse recapitalization	$9,035,437
Release of derivative liability on conversion of convertible notes payable recorded to equity	(685,130)
Debt discount due to derivative liabilities	2,033,475
Derivative liability in excess of face value of debt recorded to interest expense	6,524,664
Reduction in derivative liability due to debt settlement	(635,922)
Change in fair value of derivative liabilities	3,495,662
Balance as of November 30, 2017	$19,768,186

13. SHAREHOLDERS’ EQUITY (DEFICIT)

Summary of Common Stock Activity

During the nine months ended November 30, 2017 and prior to the Acquisition, OMVS issued the following shares of common stock:

●	Issued 76,008,764 shares of its common stock totaling $76,009 in connection with debt converted during the period;

●	Cancelled 600,000 shares of its common stock totaling $600; and

●	Issued 8,922,279 shares of its common stock totaling $8,922 in connection with warrants exercised during the period.

Following the acquisition through November 30, 2017, the Company issued 23,016,667 shares of its common stock for the conversion of $123,000 of outstanding convertible debt.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Preferred Stock Activity

During the nine months ended November 30, 2017, OMVS issued 1,000,000 and 1,000 shares of its Series E and Series F preferred stock, respectively, totaling $1,000 and $1,000, respectively, in connection with the recapitalization of OMVS by RAD.

Summary of Stock Option Activity

As part of the asset purchase agreement described in Note 7, the Company issued 450,000 options to purchase shares at an exercise price of $0.05 per share that vest on October 2, 2021.

The options have a fair value of $27,643, based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$0.05
Fair value of Company’s common stock	$0.06
Dividend yield	0.00%
Expected volatility	303.81%
Risk free interest rate	1.94%
Expected term (years)	4.00

The Company will amortize the $27,643 over the four year term on a straight line basis as stock based compensation. At November 30, 2017, the unamortized expense was $27,643 and the intrinsic value was $1,800.

14. COMMITMENTS AND CONTINGENCIES

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

Down Payment on Purchase

The Company paid fifty percent deposits totaling $38,890 on revenue earning and demo robot purchases and has committed to pay the remaining fifty percent balance due, totaling $38,890, on these purchases of robots to a supplier in the next year.

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

The supplier agreed to pay the security deposit and the first month’s rent.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $58,056 for the nine months ended November 30, 2017. Rent expense was $31,834 for the three months ended November 30, 2017.

At November 30, 2017, the Company’s future minimum payments are as follows:

November 30, 2018	$103,269
November 30, 2019	99,062
November 30, 2020	90,322
November 30, 2021	55,723
November 30, 2022 and thereafter	76,714
$425,090

15. SUBSEQUENT EVENTS

On December 28, 2017, the Company issued a convertible redeemable note to Lucas Hoppel with an aggregate principal amount of $55,000, due on August 28, 2018 for cash proceeds of $50,000 and an original issue discount of $5,000. The promissory note is convertible into units of the Company comprised of one share of common stock at 40% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 10% per annum interest rate commencing on December 28, 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and nine months ended November 30, 2017 and the period from inception (July 26, 2016) through November 30, 2016 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended February 28, 2017, as filed on June 19, 2017 with the SEC as well as Form 8-K as filed with the SEC on August 31, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for the Three Months Ended November 30, 2017 and the Three Months Ended November 30, 2016

The following table shows our results of operations for the three months ended November 30, 2017 and the three months ended November 30, 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016	Dollars	Percentage
Revenues	$63,632	$—	$63,632	—

Gross profit	18,632	—	18,632	—

Operating expenses	1,145,803	63,064	1,082,739	1,717%

Loss from operations	(1,127,171)	(63,064)	(1,064,107)	1,687%

Other income (expense)	(7,669,750)	—	(7,669,750)	—

Net loss	$(8,796,921)	$(63,064)	$(8,733,857)	13,849%

Revenue

Total revenue for the three-month period ended November 30, 2017 was $63,632, which represented an increase of $63,632, compared to total revenue of $0 for the three months ended November 30, 2016. The increase resulted from commencing the leasing of revenue earning robots.

Gross profit

Total gross profit for the three-month period ended November 30, 2017 was $18,632, which represented an increase of $18,632, compared to total revenue of $0 for the three months ended November 30, 2016. The increase resulted from the sale of a robot for $45,000 that was acquired in the acquisition of WeSecure’s assets, costing $45,000.

Operating Expenses

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and a loss on impairment of revenue earning robots. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the three-month period ended November 30, 2017 and the three-month period ended November 30, 2016 was $1,145,894 and $63,064, respectively. The overall $1,082,739 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $839,770

●	Research and development – $169,552

●	Depreciation and amortization – $41,095

●	Loss on impairment of fixed assets – $32,322

These increases in expenses are a result of the start of RAD’s operations in 2017.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments, gain on settlement of debt, and interest expense, amortization of debt issuance costs and discounts. Other income (expense) during the three months ended November 30, 2017 and the three months ended November 30, 2016 was ($7,669,750) and $0, respectively. The $7,669,750 increase in other expense was primarily attributable to the interest expense and amortization of debt issuance costs and discounts, partially offset by a change in the fair value of derivatives and the gain on settlement of debt.

Net Loss

We had a net loss of $8,796,921 for the three months ended November 30, 2017, compared to net loss of $63,064 for the three months ended November 30, 2016.

Results of Operations for the Nine Months Ended November 30, 2017 and the Period from Inception (July 26, 2016) through November 30, 2016

The following table shows our results of operations for the nine months ended November 30, 2017 and the period from inception (July 26, 2016) through November 30, 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Nine Months Ended November 30, 2017	Period from Inception (July 26, 2016) through November 30, 2016	Dollars	Percentage
Revenues	$98,632	$—	$98,632	—

Gross profit	53,632	—	53,632	—

Operating expenses	2,092,062	65,304	2,026,758	3,104%

Loss from operations	(2,038,430)	(65,304)	(1,973,126)	3,021%

Other income (expense)	(9,767,304)	—	(9,767,304)	—

Net loss	$(11,805,734)	$(65,304)	$(11,740,430)	17,978%

Revenue

Total revenue for the nine-month period ended November 30, 2017 was $98,632, which represented an increase of $98,632, compared to total revenue of $0 for the period from inception (July 26, 2016) through November 30, 2016. The increase resulted from commencing the leasing of revenue earning robots and the sale of a robot.

Gross profit

Total gross profit for the nine-month period ended November 30, 2017 was $53,632, which represented an increase of $53,632, compared to total revenue of $0 for the period from inception (July 26, 2016) through November 30, 2016. The increase resulted from the sale of a robot for $45,000 that was acquired in the acquisition of Wesecure’s assets, costing $45,000.

Operating Expenses

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and a loss on impairment of revenue earning robots. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the nine-month period ended November 30, 2017 and the period from inception (July 26, 2016) through November 30, 2016 was $2,092,062 and $65,304, respectively. The overall $2,026,758 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $1,567,520

●	Research and development – $259,185

●	Depreciation and amortization – $74,789

●	Loss on impairment of fixed assets – $125,264

The $2,026,758 increase in operating expenses are a result of the start of RAD’s operations in 2017.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments, gain on settlement of debt, and interest expense, amortization of debt issuance costs and discounts. Other income (expense) during the nine months ended November 30, 2017 and the period from inception (July 26, 2016) through November 30, 2016 was ($9,767,304) and $0, respectively. The $9,767,304 increase in other expense was primarily attributable to the interest expense and amortization of debt issuance costs and discounts, partially offset by a change in the fair value of derivatives and the gain on settlement of debt.

Net Loss

We had a net loss of $11,805,734 for the nine months ended November 30, 2017, compared to net loss of $65,304 for the period from inception (July 26, 2016) through November 30, 2016.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three and nine months ended November 30, 2017, we have generated revenue and are trying to achieve positive cash flows from operations.

As of November 30, 2017, we had a cash balance of $47,320, accounts receivable of $28,000 and $22,423,465 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	November 30, 2017		February 28, 2017	Change
Current assets	$308,179		$214,685	$93,494
Current liabilities	22,423,465	(1)	103,149	22,320,316
Working capital	$(22,115,286)		$111,536	$(22,226,822)

__________

(1)

As of November 30, 2017, current liabilities included approximately $19.8 million of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of November 30, 2017, and February 28, 2017, we had a cash balance of $47,320 and $56,907, respectively.

Summary of Cash Flows.

	Nine Months Ended November 30, 2017	Period from Inception (July 26, 2016) through November 30, 2016
Net cash used in operating activities	$(2,231,778)	$(65,304)
Net cash used in investing activities	$(251,827)	$—
Net cash provided by financing activities	$2,474,018	$71,990

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended November 30, 2017 was $2,231,778 which included net losses of $11,805,734, gain on settlement of debt of $1,175,028 and a change in operating assets of $163,002. These losses are offset by non-cash items including a change in fair value of derivative financial instruments of $3,495,662, interest expense related to derivative liability on excess of face value of debt change of $6,524,664, amortization of debt discounts of $691,607, a loss on impairment of fixed assets of $125,264 and depreciation and amortization of $74,789 and working capital components to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended November 30, 2017 was $251,827. This consisted primarily of the purchase of fixed assets of $245,102.

Net cash provided by financing activities.

Net cash provided by financing activities was $2,474,018 for the nine months ended November 30, 2017. This consisted of proceeds from convertible notes payable of $1,492,500. Net borrowings from loan payable-related party of $237,948, and the intercompany loan proceeds from OMVS to RAD prior to the reverse recapitalization of $752,200, offset by payments of vehicle loans of $6,591 and convertible debt of $50,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended February 28, 2017 filed with the SEC on June 19, 2017 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on June 16, 2017 and the February 28, 2017 Form 10-KT filed on March 12, 2018.

Related Party Transactions

For the nine months ended November 30, 2017, the Company had a net advances from its loan payable due related party of $237,948. At November 30, 2017, the balance on loan payable related party was $334,477, and $65,529 at February 28, 2017.

During the nine months ended November 30, 2017, the Company paid $172,501 in consulting fees for research and development to a company owned by a principal shareholder.

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

1.

As of November 30, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of November 30, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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