Form 10-Q/A
period 2017-08-31
ON THE MOVE SYSTEMS CORP.
filed 2018-04-20
CIK 1498148

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

COMMISSION FILE NUMBER: 0-55079

ON THE MOVE SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-2343603
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

1 East Liberty, 6th Floor Reno, Nevada	89501
(Address of principal executive offices)	(Zip code)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2017 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended August 31, 2017, filed with the Securities and Exchange Commission on April 16, 2018.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (4)

__________

(1)	Incorporated by reference to our Form 10-KT file with the Securities and Exchange Commission on March 12, 2018.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 4, 2010.

(3)	Previously filed or furnished with original Quarterly Report on Form 10-Q for August 31, 2017 filed with the Securities and Exchange Commission on April 16, 2018.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

On the Move Systems Corp.

Date: April 20, 2018	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director