Form 10-K
period 2018-02-28
ON THE MOVE SYSTEMS CORP.
filed 2018-06-14
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

[  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,“and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2017 based upon the closing price reported on such date was approximately $17,439,944. Shares of voting stock held by each officer and director and by each person who, as of August 31, 2017, may be deemed as have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of June 12, 2018, there were 165,340,897 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Business Overview

On the Move Systems Corp. (“OMVS”) was incorporated in Florida on March 25, 2010. OMVS reincorporated into Nevada on February 17, 2015. OMVS’s fiscal year end is February 28. OMVS is located at 701 North Green Valley Parkway, Suite 200, Henderson, Nevada 89074, and the telephone number is 702-990-3271.

OMVS’s prior business focus was transportation services, and we were previously exploring the on-demand logistics market by seeking to develop a network of logistics partnerships. On August 28, 2017, OMVS acquired all of the outstanding shares of Robotic Assistance Devices, Inc. (“we,” “us,” “our,” “RAD” or the “Company”). Following the RAD acquisition, our business consists of delivering artificial intelligence (“AI”) based solutions to solve complex enterprise problems and challenges while delivering an immediate return on investment. Our initial goal is to disrupt and capture a significant portion of the $30+ billion human security guard market(1) and the $20+ billion physical security market (cctv, access control, intercom) and become a key driver in the $1+ billion managed security services market(2) through its innovative RAD Software Suite and manufactured solutions which combine the most desired features of both industries in a compact, cloud based mobile environment.

__________

(1)  https://www.statista.com/statistics/294206/revenue-of-security-services-in-the-us/

(2)  https://www.securitymagazine.com/articles/80145-managed-wireless-security-services-market-to-top-1-billion-in-2014-1

Recent Developments

On August 28, 2017, OMVS entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with RAD and Steve Reinharz, as sole stockholder of RAD. Pursuant to the terms of the Stock Purchase Agreement, on August 28, 2017, OMVS acquired 10,000 shares of RAD’s common stock, representing all of RAD’s issued and outstanding capital stock, from Mr. Reinharz in exchange for the issuance of (i) 3,350,000 shares of its Series E Preferred Stock and (ii) 2,450 shares of its Series F Convertible Preferred Stock. As a result of the RAD acquisition, RAD became a wholly owned subsidiary of OMVS.  RAD was considered the acquirer for accounting and financial reporting purposes.

Business

Our business consists of seeking to deliver AI based solutions to solve complex enterprise problems and challenges while delivering an immediate return on investment. We have initially targeted the security industry, which utilizes electronic systems and further involves approximately 1.1 million security guards in the U.S. alone.  We plan to provide our AI robotic solutions to companies and governments so that they can employ such solutions for the purposes of protecting their assets, whether those assets are government, commercial or industrial. We believe that our security guard solutions combine both robotic and AI solutions to provide a superior solution to our clients which can save them money on their security needs.

RAD was incorporated as a limited liability corporation under the laws of the State of Wyoming in July 2016 and later reincorporated (as a C corp.) in the State of Nevada in July 2017. RAD’s mission is to deliver artificial intelligence solutions to solve complex and expensive enterprise organizational challenges. We believe that RAD’s robotic solutions can improve the security services of any enterprise due to advanced technology that is always on, compared to human guarding where it is difficult to maintain non-stop attention in mundane or dangerous guarding roles.

Founded by Mr. Steve Reinharz in the summer of 2016, RAD originally partnered with SMP Robotics Systems Corp (SMP) to commercialize the SMP S5 Robot for the security industry. RAD’s commercialization of the platform focused on integrating traditional security industry manufacturers’ solutions onto the robotics platform. After two paid proof of concepts for large utility companies (under an NDA) and over 18 months of development and testing, RAD began deployments with various Fortune 500 customers. These deployments were scheduled to begin in October 2017, but were delayed until December 2017 due to various supply chain challenges.

By April 2017 it was apparent that the S5 platform promotion and development was not sustainable and RAD pulled its robots from service.  With over 40 attempted deployments, it appeared that the S5 Robots were being rejected by customers due to their unreliability and certain technical flaws which could not be solved despite full efforts by both SMP and RAD. SMP has shared that they expect to solve these technical issues with an updated version to their S5 Robot but no firm date of the release has been provided. As a result, RAD has shifted its solutions to its Security Control and Observation Tower (“SCOT™”), its RAD Software Suite and future solutions 100% developed and owned by RAD. It is possible moving forward that RAD will cease to be an SMP dealer, however it expects no impact on its’ business if the SMP relationship ends. RAD calls its current lineup of solutions the ’2nd Generation of electronic guarding solutions.’

RAD’s primary strategy has always been to use AI technology and modern systems to transform the security industry. Mobile robots, indoor and outdoor, are a part of that strategy. RAD will continue to pursue such avenues but sees SCOT™ and its forthcoming derivatives as its primary source of revenue for the remainder of 2018.

The development of SCOT™ began in August 2017. SCOT™ performs many of the same functions of a stationary human security guard, plus many features that human guards cannot perform, at approximately 15% of the cost. We are unaware of any comparable solution available today that blends technology, usability, special features and cost. This is why SCOT™ has seen growing demand and has received considerable accolades. As a result, the Company has accelerated SCOT™’s development and the RAD Software Suite.

SCOT™ runs on the RAD Software Suite, as all current and future RAD security solutions will. This software suite is a cloud and mobile based solution that is at the heart of RAD’s security solution.

The beta release of SCOT™ took place in Ohio at the end of February 2018. Security representatives from Cincinnati Reds, Bengals, Cincinnati Police Department and the County of Hamilton Sheriff’s Department were present and gave SCOT™ and the preliminary RAD Software Suite a tremendous endorsement. SCOT™ was officially launched on April 2, 2018, a week before the ISC West show, the largest security show in the U.S.  SCOT™’s first three deployments were made on April 9 to two clients. Both clients have since requested additional SCOT™ units for their facilities.

At the ISC West show in April 2018, SCOT™ won three awards: (1) a SIA New Product Award for Law Enforcement/Guarding, (2) 2018 Secure Campus Award from Campus Security and Life Safety and (3) a ‘Govie’ award for government security solutions from Security Today. We were notified we won a ‘money saving’ award from an additional, non-industry organization which was made public in June 2018.

The Security Industry Association’s (SIA) New Product Showcase recognizes innovative products, services and solutions in electronic physical security, and SCOT™’s award comes in the Law Enforcement/Guarding Systems category. Technologies within the program are used in the protection of life and property in residential, commercial and institutional settings, displaying SCOT™’s importance in long-range human detection and acting as a force multiplier for safety and defense against outside threats.

RAD’s business shift to SCOT™ and its future derivatives is complete and current facilities can produce up to 100 units per month with moderate additional investment in equipment, space and manpower.  The SCOT™s are primarily furnished to customers using a Solutions-as-a-Service (“SaaS”) recurring revenue model.

The Company’s mission is to improve customer security services of all types of enterprises while providing significant operating cost reduction through deployment of AI based solutions and systems. We believe that RAD’s solutions can improve an enterprise security services due to advanced technology that is always on, compared to human guarding where it is difficult to maintain non-stop attention in mundane guarding roles. The security guard industry suffers from low client satisfaction, high turnover and can be a source of new liabilities for clients. Security guards often just ‘punch the clock’ and sometimes perform functions that are little more than ‘being there’.

Our belief that RAD Solutions are positioned to provide improved performance and lower costs to create a major disruption to the security industry are well substantiated by the interest and partnerships from major US corporations including Allied Universal Services. Discussions with the top 5 US guarding companies further substantiates that new electronic solutions must be adopted to improve customer service, to meet growing demand, to allow flexibility in meeting new government employment requirements, to respond to customer requests for lower costs, and to provide modern solutions and enhanced performance.

SCOT™

The SCOT™ is a standalone remote, portable, self-sufficient security observation tower designed to expand an organization’s security reach instantly. RAD’s unique power system allows SCOT™ to be quickly placed virtually anywhere for short- or long-term deployments with zero investment/planning in any supporting infrastructure.

Its use of AI based technology allows it to deliver guarding services at a fraction of the cost and it is considerably more affordable than any human or automated solution on the market.

SCOT™ is equipped with AI that powers human detection analytics, featuring the longest-range detection at low false alarm rates. In addition, SCOT™ debuts the RAD Software Suite, which is a collection of integrated software applications hosted in Microsoft’s Azure Cloud services and allows immediate and mobile access to alerts and controls generated by SCOT™. Each tower is equipped with the latest artificial intelligence technologies:

▪	Human detection analytics – SuspectSpotter
▪	License plate recognition – LicenseSpoter
▪	Standalone power – RAD Power Systems
▪	MAC Tracker™ capabilities – through BOLO Technologies
▪	Long-range paging
▪	Close-range video intercom
▪	Customizable wraparound LED panels
▪	Long-range high deterrence visibility
▪	Cellular connectivity and WiFi standard
▪	Credential validation and access control (optional)
▪	24/7 equipment monitoring from RAD through the Robot Monitoring Center
▪	24/7 security functions monitoring by 3rd parties or by the end users (or any combination thereof)
▪	Security/Help/Panic button
▪	Large Tablet featuring security and concierge services PLUS video conferencing with the SOC or guards in the field
▪	Over-the-air software updates
▪	Digital signage for concierge services or emergency/security messaging
▪	Cloud processing
▪	Various physical and anti-tamper security features
▪	Self-powering option for up to 10 days

RAD has completed development of two iterations of the SCOT™:

▪

Wally™ is a wall-mounted version of SCOT. It features a single camera and speaker (versus 4 for SCOT™) and was created from feedback by SCOT™’s Ohio presentations. Wally™ is designed to perform lobby guard activities as well as be mounted inside parking structures and block walls. Wally™ is indoor/outdoor rated and, like SCOT™, is IP65 rated and can operate up to 8 days on battery power. Wally™ uses the RAD Software Suite while connecting to the third-party monitoring of the customer’s choice. Instead of SCOT™’s LED digital signage, Wally™ uses a 10” HD screen that can display digital signage and full video as desired by the end user. Wally™ integrates with RAD’s Visitor Management system and Facial Recognition system just as SCOT™ does. Wally™’s official introduction will be in June, 2018.

▪

Facial Recognition Entry Device (“FRED”) is an add-on to the RAD Software Suite that uses facial recognition to grant access through gates and doors. This was specifically requested by several customers and prospects. FRED is designed to perform facial recognition for outdoor gate applications, main entry applications and general high security applications. FRED is a purpose-built RAD Software Suite device meaning that it does not run the entire Software Suite. FRED focuses on Visitor enrollment and entry, employee entry, help and information.

The RAD Software Suite

RAD’s Software Suite encompasses a suite of software applications that replace functionality for the most used security legacy hardware and software. Implemented in RAD’s hardware solutions, the RAD Software Suite delivers security services plus concierge, marketing and data collection services.

Introduced on April 2, 2018, the software suite is based on the following principles:

▪

Legacy security technology such as video management systems do not take full advantage of modern technology because their pricing model restricts implementing new technologies, specifically cloud-based recording and serving of video equipment. RAD’s software can be taught to an operator in less than 15 minutes, significantly less time than many other legacy solutions. This is due to a complete ground-up software design that did not need legacy connections plus the application of security industry specific experience.

▪

Modern cloud focused software design can be applied to provide dramatic functional improvement to electronic security systems. Specifically, AI based human detection, facial recognition and pattern behavior. Using AI based solutions is essential given its reliability, accuracy and low cost.

▪	The Security Operations Center that has been an industry stalwart can be augmented and/or replaced by better systems at a fraction of the cost.

▪

Intelligent solutions such as those offered by RAD collect and provide useable data, in real time, to clients. This is in contrast to many traditional industry solutions that typically offer forensic features and benefits.

The RAD Software Suite is 100% designed, developed and owned by RAD. RAD’s primary software solution includes but is not limited to the following:

▪	RADGuard™: This is the primary software that provides visitor and/or customer with links to Help, Entry functions and other customized features requested by the customer.

▪	RADSoC™: Cloud-served complete Security Operations Center Communications software application that allows monitoring at the Security Operating Center (SOC) to see and communicate with SCOT

▪	RAD Mobile Control™: This software platform allows end users to access and monitor SCOT™ features from any portable device

▪	Where’s My SCOT™: For placing and tracking SCOT™ from order, through production to delivery status. It is also a tool to use for planning SCOT™ placements.

RAD’s ’Where’s My SCOT™’ was custom developed so that RAD dealers and end users can have access so that new rental orders can be entered via self-serve.

Sales & Marketing Strategy

RAD solutions’ primary use cases include the following:

▪

Critical infrastructure - Boosting the protection of any critical infrastructure site where the end user needs more control over an expansive area. Example applications: Vehicle/manned gates, perimeters, difficult-to-staff locations

▪

Home Owner’s Associations - Providing an inexpensive way to bolster security without breaking the bank, providing eyes and ears to the entrance of a neighborhood without the infrastructure or investment of a human guard.

▪

Recreational & shopping facilities - RAD’s technological capabilities and customizable alerts make it the perfect security solution for high-trafficked recreational facilities such as sports arenas or malls. Example applications: parking areas, entrance areas

▪

Corporate Campuses - Security and credential validation capabilities make RAD’s solutions the perfect security solution for employee and visitor access control. Example applications: parking areas, entrance areas

▪	Distribution Centers - SCOT™ can work for vehicle, visitor and employee entrances, as well as interior/perimeter areas.

RAD will primarily use its guarding dealer channel to deliver solutions to the market. Guarding companies are cognizant of the fact that failure to adopt new technology will severely impact their business in the future. The guarding partnership model is valuable as it provides RAD with instant access to the largest consumers of guarding services, the Company’s primary target market.  RAD’s dealer network currently totals over 800 reps.

Solutions-As-A-Service Rental Program

RAD is focused on providing cost-effective, customized options to help organizations achieve their operational and security goals.

Our “Solutions-as-a-Service” program includes:

▪	Comprehensive training for operators and staff that may interact with SCOT™ through a combination of online and in-person certification programs.

▪	Multiple options for customer training with a focus on positive end user solution adoption.

▪	In-person SOP integration for SCOT™ and robot protocols.

▪

RAD offers complete maintenance and service through the life of the contract. 24/7 technical service support is available online or through RAD sales contacts. RAD’s goal is easy integration of its security solutions that keep an enterprises security team functioning 100% of the time.

“Solutions-as-a-Service” terms are from 12 months to 48 months, with incentives for longer term rental commitments. Available channels include:

▪	Direct to end user: RAD manages all aspects of deployment.

▪	Guarding Company Dealer: RAD works with a number of excellent guarding companies that can help ensure its security solutions augment an enterprise’s guarding force.

▪

Integrator Dealer: RAD solutions are currently offered to the integrator channel through a partnership with PSA Network. Sales networks: Sales organizations that carry a wide range of solutions through independent sales representatives.

RAD’s software is provided free to customers with a RAD hardware solution. RAD’s software strategy is to create as many connections as possible, at low cost, so that the RAD Software Suite becomes the dominant control system for security and other systems.

Artificial Intelligence: Object Recognition

RAD’s neural network can be customized to a variety of customer needs and utilizes best-in-breed AI algorithms from a variety of vendors. RAD’s use of base level algorithms allows for easy integration of different features for different uses and ensures that RAD is never reliant on any one vendor. RAD maintains complete control over its Software Suit and the ability to enhance its features and options.

Competition and Competitive Strengths

We are unaware of any comparable solution available today that blends technology, usability, special features and cost while focusing on partnering with industry and law enforcement to effect realistic improvements to security while providing a return on investment.

As the robotics industry continues to grow one can expect a number of new ventures, start-ups, and university research programs to develop products that could compete with the Company. Some outside of the security industry believe security robots, stand alone or mobile, compete against closed-circuit television providers, but cameras do not provide a physical presence, are typically used for forensics after an event, and do not offer a client the plethora of capabilities available in the RAD Software Suit/SCOT™/SOC combination. The Company believes that having these systems working together provides a more effective approach.

The Company also competes indirectly with private physical security firms that provide clients with security personnel and other security services. There are more than 8,000 such firms in the U.S. alone. The Company’s SCOT™ offers clients a significant cost reduction compared to traditional security guards. In addition, the Company’s SCOT™ offers significantly more capabilities, such as license plate detection, data gathering, and people detection that are delivered consistently, on a 24/7 basis, without human intervention. In most cases, the Company’s technology complements and improves the operations of traditional security firms.

Manufacturing

RAD manufactures and assembles its SCOT™ in the U.S. The Company has developed a local ecosystem of suppliers with multiple vendors for each category of material, however some items are only available overseas, specifically the tablets and some battery technology. Other items that are purchased in the U.S. have substantial portions built overseas, including, for example, the cameras and speakers. RAD is committed to North American sourcing and manufacturing.

RAD has begun development for manufacturing plans in Michigan, which will allow flexibility for high volume production.

Research and Development

RAD is continuously engaged in research and development. Its family of products is continuously evolving. The first production run, SCOT™ version 1.0, and its subsequent deployments, has resulted in SCOT™ version 1.2. This latest version of SCOT™ includes significant improvements to power, processing and other physical enhancements. RAD is continuously working towards improving the design and construction of its SCOT™’s and is working to be GDPR compliant by the end of RAD’s second fiscal quarter.  In addition, RAD is pursuing additional cost savings optimized for mass production.

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

Description of the Industry

The Security Guard Industry

We believe that the outlook for the private security services industry in the U.S. and abroad continues to be upbeat. Worldwide annual spending on private contract security services was estimated at $244 billion for 2016, with the U.S. being the biggest consumer, accounting for 26% or $63.4 billion(1). Security guard services are expected to attract the largest share of overall U.S. security spending through 2019 with security guard and patrol services estimated at $19.4 billion in 2016(1). According to the Bureau of Labor Statistics, there are currently over 1 million security guards employed in the U.S. generating $31.2 billion per year in wages.

__________

(1)  Summit Security report www.summitsecurity.com/looking-forward-security-industry-trends-and-outlook-for-2016-and-beyond/.

According to The Freedonia Group, U.S. demand for private contracted security services is expected to rise 4.2% annually through 2019 to $66.9 billion. Systems integration and security consulting is expected to be the fastest growing services, while guarding and alarm monitoring is expected to remain dominant. The non-residential market is expected to remain the largest segment, while the institutional market grows the fastest.

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

Employees

As of June 11 2018, we had 15 full-time employees and 21 contracted employees. None of our employees are represented by a union. We consider our relations with our employees to be excellent.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our corporate offices at 1 East Liberty. 6th Floor, Reno, Nevada 89501, pursuant to a month-to-month lease. Our annual rental cost for this facility is approximately $936 annually. RAD maintains its offices at 23121 La Cadena Suite B/C Laguna Hills, California 92675, pursuant to a five-year term ending March 31, 2022. Its annual rental cost for this facility is approximately $65,000, plus a proportionate share of operating expenses of approximately $35,000 annually.  The Company also leases premises in northern California. The lease is for three years, beginning in August 2017, and expires in August 2020. The Company shares these premises with a supplier who is the co-lessee. Through agreement with the supplier, the Company will pay 75% of the lease costs and the supplier will pay 25%. The Company’s share of rent costs approximately $43,000 annually.

On February 1, 2018 the Company entered into an additional lease for premises for a robotic control center. The lease runs from February 1, 2018 to January 31, 2021 for $6,600 annually.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are no legal proceeding pending at this time.

In February 2016, OMVS received notice that it had been sued in the Clark County District Court of Nevada. The plaintiff alleges that OMVS obtained certain trade secrets through a third party also named in the suit. OMVS believes the suit is without merit and intend to vigorously defend it. An Arbitration was conducted on May 9, 2017, Plaintiff filed a Notice of Trial de Novo, seeking a review of the merit dismissal. It is counsel’s opinion this Trial de Novo is without merit and OMVS should prevail.

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

	High	Low
Fiscal Year Ended February 28, 2018:
Quarter ended February 28, 2018	$0.12	$0.05
Quarter ended November 30, 2017	$0.14	$0.04
Quarter ended August 31, 2017	$0.27	$0.03
Quarter ended May 31, 2017	$0.08	$0.02

Fiscal Year Ended February 28, 2017:
Quarter ended February 28, 2017	$0.02	$0.00
Quarter ended November 30, 2016	$0.10	$0.01
Quarter ended August 31, 2016	$0.20	$0.07
Quarter ended May 31, 2016	$0.50	$0.14

On June 8, 2018, the closing price per share of the Company’s common stock as quoted on the OTC was $0.01.

Dividends

To date, we have not paid dividends on shares of the Company’s common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, OMVS’s financial condition, and other factors deemed relevant by its Board of Directors.

Holders of Common Stock

As of June 8, 2018, there were 13 holders of OMVS’s common stock. The number of foregoing holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company is authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of its common stock on June 8, 2018, as quoted by OTC Markets Group, Inc., was $0.01. There were 154,260,797 shares of common stock issued and outstanding as of June 8, 2018. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended February 28, 2018, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 5, 2015, OMVS effected a 500-for-1 reverse split, upon its reincorporation in Nevada. Each common shareholder received one common share in the Nevada company for every 500 common shares they held in the Florida company. Fractional shares were rounded up, and each share shareholder received at least 5 shares.

Non-cumulative voting

Holders of shares of the Company’s common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

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

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock. The board of directors is authorized to designate any series of preferred stock up to the total authorized number of shares.

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

On July 8, 2017, OMVS issued a convertible note payable for $200,000 which bears interest at 8% per annum and is due July 6, 2018. The note is convertible into common stock of the Company at a 40% discount to the lowest trading price in during the 20 trading days prior to conversion.

In connection with the foregoing, the Registrant relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

On February 16, 2017, OMVS closed on a Share Purchase Agreement with Capital Venture Holdings LLC (“Capital Venture”), a Wyoming Limited Liability Company, whereby OMVS issued Capital Venture 1,000 shares of Series F Convertible Preferred Stock, representing all of the issued and outstanding shares of Series F Convertible Preferred Stock to Capital Venture in consideration for $5,000. Mr. Garett Parsons is the sole and managing member of Capital Venture.

In connection with the foregoing, OMVS relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended February 28, 2018.

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

Overview

OMVS was incorporated in Florida on March 25, 2010. OMVS reincorporated into Nevada on February 17, 2015. OMVS’ fiscal year end is February 28. OMVS is located at 1 East Liberty, 6th Floor, Reno, NV 89501 and our telephone number is 702-990-3271.

OMVS’ prior business focus was transportation services and it was exploring the on-demand logistics market by developing a network of logistics partnerships.

On August 28, 2017, OMVS entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with RAD and Steve Reinharz, as sole stockholder of RAD. Pursuant to the terms of the Stock Purchase Agreement, OMVS acquired, on August 28, 2017, 10,000 shares of RAD’s common stock, representing all of RAD’s issued and outstanding capital stock, from Mr. Reinharz in exchange for the issuance by OMVS of (i) 3,350,000 shares of its Series E Preferred Stock and, (ii) 2,450 shares of its Series F Convertible Preferred Stock. As a result of the RAD acquisition, RAD is a wholly owned subsidiary of OMVS. As a result of the closing of the RAD acquisition, OMVS has succeeded to the business of RAD, in which it purchased all of the outstanding shares of capital stock of RAD. As a result, OMVS’ business going forward will consist of one segment activity which is the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs.

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

Results of Operations

The following table shows our results of operations for the year ended February 28, 2018, the two months ended February 28, 2017 and period from inception (July 26, 2016) through December 31, 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Year Ended February 28, 2018	Two Months Ended February 28, 2017	Period from Inception (July 26, 2016) through December 31, 2016

Revenues	$106,476	$—	$—

Gross profit	61,476	—	—

Operating expenses	3,578,301	81,203	79,921

Loss from operations	(3,516,825)	(81,203)	(79,921)

Other income (expense), net	(20,732,176)	(2,732)	(1,183)

Net loss	$(24,249,001)	$(83,935)	$(81,104)

Revenue

The Company began to earn revenues of for the year ended February 28, 2018 of $106,476, but had no revenues for the period from inception (July 26, 2016) through December 31, 2016 and for the two months ended February 28, 2017, since the Company had just begun operations and was still in product development.

Operating expenses

Operating expenses for the year ended February 28, 2018, the two months ended February 28, 2017 and period from inception  (July 26, 2016) through December 31, 2016, were comprised of the following:

	Period
	Year Ended February 28, 2018	Two Months Ended February 28, 2017	Period from Inception (July 26, 2016) through December 31, 2016

Research and development	$493,000	$20,153	$30,572
General and administrative	2,391,664	54,856	49,349
Depreciation and amortization	130,081	6,194	—
Loss on impairment of fixed assets	563,556	—	—

Operating expenses	$3,578,301	$81,203	$79,921

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and amortization, and a loss on impairment of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the year ended February 28, 2018 and the two months ended February 28, 2017 were $3,578,301 and $81,203, respectively. The overall $3,497,098 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $2,336,808
●	Research and development – $472,847
●	Depreciation and amortization –$123,887
●	Loss on impairment of fixed assets – $563,556

The $3,497,098 increase in operating expenses are a result of the start of RAD’s operations in 2017.

Our operating expenses during the year ended February 28, 2018 and the period from inception (July 26, 2016) through December 31, 2016 were $3,578,301 and $79,921, respectively. The overall $3,498,380 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $2,342,315
●	Research and development – $462,428
●	Depreciation and amortization –$130,081
●	Loss on impairment of fixed assets – $563,556

The $3,498,380 increase in operating expenses are a result of the start of RAD’s operations in 2017.

Other income (expense)

Other income (expense) consisted of the change of fair value of derivative liabilities, gain on settlement of debt, and interest expense, amortization of debt issuance costs and discounts. Other income (expense) for the year ended February 28, 2018, the two months ended February 28, 2017 and for the period from inception (July 26, 2016) through December 31, 2016 was ($20,732,176), ($2,732) and ($1,183), respectively. The significant  increases in other expense was primarily attributable to the interest expense and amortization of debt issuance costs and discounts, partially offset by a change in the fair value of derivatives and the gain on settlement of debt.

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

For the year ended February 28, 2018, the Company had negative cash flow from operating activities of $3,309,230. As of February 28, 2018, the Company has an accumulated deficit of $35,504,029 and negative working capital of $34,292,202. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the period indicated:

	February 28, 2018	February 28, 2017	Change

Current assets	$491,989	$214,685	$277,304
Current liabilities	34,784,191	103,149	34,681,042
Working capital (deficit)	$(34,292,202)	$111,536	$(34,403,738)

As of February 28, 2018, we had a cash balance of $24,773.

Summary of Cash Flows

	Year Ended February 28, 2018	Two Months Ended February 28, 2017	Period from Inception (July 26, 2016) through December 31, 2016

Net cash used in operating activities	$(3,309,230)	$(225,153)	$(58,749)
Net cash used in investing activities	$(239,490)	$(85,050)	$—
Net cash provided by financing activities	$3,516,586	$317,514	$108,345

Net cash used in operating activities

Net cash used in operating activities for the year ended February 28, 2018 was $3,309,230. This included a net loss of $24,249,001, gain on settlement of debt of $1,175,028 and a change in operating assets of $89,010. These instances of decreases in cash are offset by a change in fair value of derivative financial instruments of $9,495,321 (non-cash), interest expense related to derivative liability on excess of face value of debt change of $10,797,663, amortization of debt discounts of $1,214,348, a loss on impairment of fixed assets of $563,556, stock-based compensation of $2,840 and depreciation and amortization of $130,081.

Net cash used in investing activities

Net cash used in investing activities for the year ended February 28, 2018, was $239,490, which consisted primarily of capital expenditures of $228,371, cash paid for security deposit of $30,141 and was offset by cash proceeds from the WeSecure transaction of $17,000 and cash acquired in reverse capitalization of $2,022.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended February 28, 2018, was $3,516,586, which resulted from proceeds from the issuance of convertible notes of $2,558,345, net borrowings from loan payable-related party $219,613, loan from OMVS to RAD prior to reverse recapitalization of $752,500, proceeds from vehicle loan $47,661 and was reduced by principal repayment on convertible note payable of $50,000 and payments on a vehicle loan of $11,533.

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

Demo robots	4 years
Computer equipment	3 years
Office equipment	4 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Research and Development

Research and development costs are expensed in the period they are incurred, unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2018, the Company had no deferred development costs.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2016-18 on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its consolidated financial statements and related disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-22 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 19, 2018, our Board of Directors  approved and ratified the engagement of GBH CPAs, PC (“GBH”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended February 28, 2018, effective immediately, and dismissed Friedman, LLP (“Friedman”) as the Company’s independent registered public accounting firm.

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

MaloneBailey’s audit report on OMVS’ consolidated financial statements as of and for the fiscal year ended February 28, 2017, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 28, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2018.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director Compensation

Mr. Parsons, our sole director, does not receive any additional compensation for his services as a director. We reimburse our directors for all reasonable ordinary and necessary business-related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director during the year ended February 28, 2018 or the two months ended February 28, 2017 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

2018 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary or Fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Garett Parsons,	2018	69,768	—	—	—	—	—	—	69,768
President, Chief Executive Officer and Chief Financial Officer (1)	2017	2,000	—	—	—	—	—	—	2,000

Robert Wilson,	2018	—	—	—	—	—	—	—	—
Former Chief Executive Officer (2)	2017	120,000	—	—	—	—	—	—	120,000

__________

(1)	Mr. Parsons was appointed President, Chief Executive Officer and Chief Financial Officer on February 16, 2017.
(2)	Mr. Wilson ceased to be an executive officer on February 16, 2017.

Employment Agreements

We are not currently a party to an employment agreement with Mr. Parsons, our sole executive officer. We may enter into an employment agreement with Mr. Parsons in the future, however. We have no plans providing for the payment of any retirement benefits.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for Mr. Parsons, our sole executive officer outstanding as of February 28, 2018:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 28, 2018, OMVS had 125,004,554 shares of its common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2018, and reflects:

●	each of our executive officers;

●	each of our directors;

●	all of our directors and executive officers as a group; and

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

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

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Garett Parsons (3)	125,004,554	22.47%
Robert Wilson (4)	—	0.0%
All executive officers and directors as a group (1 persons)	125,004,554	22.47%

5% Stockholders:
Steve Reinharz (5)	306,261,157	55.06%
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

(4)

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

The sole shareholder and owner of RAD loaned RAD certain funds to pay for RAD’s expenses.  The loans are non-interest bearing and unsecured, with no specific terms of repayment or collateral. For the year ended February 28, 2018, the Company received net advances of $219,613 from its loan payable to a related party. At February 28, 2018 and 2017, the balance due to the related party was $316,142, and $62,529, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 25, 2017, our Board of Directors approved and ratified the engagement of GBH CPAs, PC (“GBH CPAs”) as our independent registered public accounting firm for the Company’s fiscal year ending February 28, 2018, effective immediately, and dismissed MaloneBailey as the Company’s independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey and GBH CPAs for the fiscal years ended February 28, 2018 and 2017.

	2018	2017
Audit Fees
MaloneBailey	$—	$30,000
GBH CPAs	25,000	—
Total Audit Fees	25,000	30,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$25,000	$30,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the Index to Financial Statements and Financial Statement Schedules on page F-1 and included on pages F-2 through F-22.

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

3.1

Articles of Incorporation of the registrant filed with the Nevada Secretary of State on September 8, 2014. (incorporated by reference to Exhibit 3.1 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.2

Plan and Agreement of Merger of On the Move Systems Corp. (a Florida corporation) and On the Move Systems Corp. (a Nevada corporation). (incorporated by reference to Exhibit 3.2 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

3.4

Certificate of Designations filed with the Nevada Secretary of State on February 8, 2017. (incorporated by reference to Exhibit 3.4 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.5

Certificate of Designations filed with the Nevada Secretary of State on May 3, 2017. (incorporated by reference to Exhibit 3.5 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.6

Amendment to Certificate of Designations filed with the Nevada Secretary of State on May 3, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 12, 2017).

10.1

Preferred Stock Purchase Agreement dated January 31, 2017 and entered into between the Company and Capital Venture Holdings LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-168530) , filed with the Commission on August 4, 2010).

21.1	List of Subsidiaries. *

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation **

101.DEF	XBRL Taxonomy Extension Definition **

101.LAB	XBRL Taxonomy Extension Labels **

101.PRE	XBRL Taxonomy Extension Presentation **

__________

*	Filed or furnished herewith.
*	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ON THE MOVE SYSTEMS CORP.

Date: June 13, 2018	By:	/s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garett Parsons	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)	June 13, 2018
Garett Parsons

ON THE MOVE SYSTEMS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

On The Move Systems Corp.

Reno, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of On The Move Systems Corp. (the “Company”) as of February 28, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended February 28, 2018 and for the two months ended February 28, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the year ended February 28, 2018 and for the two months ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Other Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to  the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company’s auditor since 2018.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 13, 2018

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

CONSOLIDATED BALANCE SHEETS

	February 28, 2018	February 28, 2017
ASSETS
Current assets:
Cash	$24,773	$56,907
Accounts receivable	28,000	7,778
Robot parts inventory	316,113	—
Deposits on robots	—	150,000
Prepaid expenses	83,103	—
Note receivable	40,000	—
Total current assets	491,989	214,685
Revenue earning robots, net of accumulated depreciation of $0 and $3,544, respectively	—	81,506
Fixed assets, net of accumulated depreciation of $36,632 and $2,650, respectively	158,205	45,052
Intangible asset, net	56,248	—
Security deposit	30,141	—
Total assets	$736,583	$341,243

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$487,243	$12,720
Advances payable	1,594	—
Balance due on acquisition of WeSecure	25,000	—
Customer deposits	10,000	20,000
Current portion of convertible notes payable, net of discount of $3,418,636 and $0, respectively	2,117,946	—
Loan payable - related party	316,142	62,529
Vehicle loan - current portion	17,830	7,900
Current portion of accrued interest payable	694,592	—
Derivative liability	31,113,844	—
Total current liabilities	34,784,191	103,149
Convertible notes payable, net of discount of $505,039 and $0, respectively	95,060	365,000
Accrued interest payable	55,917	—
Vehicle loan	64,332	38,134
Total liabilities	34,999,500	506,283

Shareholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at August 31, 2017 and February 28, 2017, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 3,350,000 shares issued and outstanding ,respectively	4,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 2,450 shares issued and outstanding, respectively	3,450	2,450
Common Stock, $0.001 par value; 480,000,000 shares authorized 124,004,554 and no shares issued and outstanding, respectively	125,004	—
Additional paid-in capital	1,108,308	13,857
Accumulated deficit	(35,504,029)	(184,697)
Total shareholders’ deficit	(34,262,917)	(165,040)
Total liabilities and shareholders’ deficit	$736,583	$341,243

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2018	Two Months Ended February 28, 2017	Period from Inception (July 26, 2016) through December 31, 2016

Revenues	$106,476	$—	$—

Cost of Goods Sold	45,000	—	—

Gross Profit	61,476	—	—

Operating expenses:
Research and development	493,000	20,153	30,572
General and administrative	2,391,664	54,856	49,349
Depreciation and amortization	130,081	6,194	—
Loss on impairment of fixed assets	563,556	—	—
Total operating expenses	3,578,301	81,203	79,921

Loss from operations	(3,516,825)	(81,203)	(79,921)

Other income (expense), net:
Change in fair value of derivative liabilities	(9,495,321)	—	—
Interest expense	(12,411,883)	(4,658)	(1,183)
Gain on settlement of debt	1,175,028	—	—
Other income	—	1,926	—
Total other income (expense), net	(20,732,176)	(2,732)	(1,183)

Net loss	$(24,249,001)	$(83,935)	$(81,104)

Net loss per share - basic	$(0.39)	NA	NA

Net loss per share - diluted	$(0.39)	$—	NA

Weighted average common shares outstanding - basic	61,578,290	NA	NA

Weighted average common shares outstanding - diluted (1)	61,578,290	60,916,122	NA

__________

(1)

The weighted average number of common shares outstanding was computed by multiplying the number of common shares of OMVS outstanding as of February 28, 2017 by 3.45 based on the terms listed under the amended Certificate of Designation for OMVS’s Series F Convertible Preferred Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED FEBRUARY 28, 2018, THE TWO MONTHS ENDED FEBRUARY 28, 2017

AND THE PERIOD FROM INCEPTION (JULY 26, 2016) THROUGH DECEMBER 31, 2016

	Series E		Series FConvertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at Inception July 26, 2016	3,350,000	$3,350	2,450	$2,450	—	$—	$—	$—	$19,657
Net loss	—	—	—	—	—	—	—	(100,762)	(100,762)
Balance at December 31, 2016	3,350,000	$3,350	2,450	$2,450	—	$—	$13,857	$(100,762)	$(81,105)
Net loss	—	—	—	—	—	—	—	(83,935)	(83,935)
Balance at February 28, 2017	3,350,000	$3,350	2,450	$2,450	—	$—	$13,857	$(184,697)	$(165,040)
Common stock and preferred stock issued for recapitalization by RAD	1,000,000	1,000	1,000	1,000	101,987,887	101,987	306,588	(11,070,331)	(10,659,756)
Common stock issued for debt conversion	—	—	—	—	23,016,667	23,017	785,023	—	808,040
Stock based compensation	—	—	—	—	—	—	2,840	—	2,840
Net loss	—	—	—	—	—	—	—	(24,249,001)	(24,249,001)
Balance at February 28, 2018	4,350,000	$4,350	3,450	$3,450	125,004,554	$125,004	$1,108,308	$(35,504,029)	$(34,262,917)

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2018	Two Months Ended February 28, 2017	Period from Inception (July 26, 2016) through December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,249,001)	$(83,935)	$(81,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,081	6,194	—
Stock-based compensation	2,840	—	—
Loss on impairment of fixed assets	563,556	—	—
Change in fair value of derivative liabilities	9,495,321	—	—
Interest expense related to derivative liability in excess of face value of debt	10,797,663	—	—
Amortization of debt discounts	1,214,348	—	—
Gain on settlement of debt	(1,175,028)	—	—

Changes in operating assets and liabilities:
Accounts receivable	(20,222)	(7,778)	—
Deposits on robots and other current assets	(424,363)	(130,000)	(20,000)
Robot parts inventory	(270,014)	—	—
Accounts payable and accrued expenses	344,297	(9,634)	42,355
Accrued interest payable	291,292	—	—
Customer deposits	(10,000)		—
Net cash used in operating activities	(3,309,230)	(225,153)	(58,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(228,371)	(85,050)	—
Cash proceeds from the WeSecure transaction	17,000	—	—
Cash paid for security deposit	(30,141)	—	—
Cash acquired in reverse recapitalization	2,022	—	—
Net cash used in investing activities	(239,490)	(85,050)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	2,558,345	315,000	50,000
Principal payment on convertible notes payable	(50,000)	—	—
Net borrowings on loan payable - related party	219,613	3,842	58,687
Loan from OMVS to RAD prior to the reverse recapitalization	752,500	—	—
Proceeds from vehicle loan	47,661	—	—
Repayment of vehicle loan	(11,533)	(1,328)	(342)
Net cash provided by financing activities	3,516,586	317,514	108,345

Net change in cash	(32,134)	7,311	49,596

Cash, beginning of year	56,907	49,596	—

Cash, end of year	$24,773	$56,907	$49,596

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$24,193	$1,058	$1,183
Cash paid for taxes	$—	$—	$—

Noncash investing and financing activities:
Transfer of robots from deposits to fixed assets and revenue earning robots	$491,260	$—	$—
Vehicle purchased by loan	$—	$—	$47,704
Debt discount from derivative liabilities	$3,106,385	$—	$—
Conversion of convertible notes and interest to shares of common stock	$808,040	$—	$—
Settlement and exchange of convertible notes payable	$837,070	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

On the Move Systems Corp. (“OMVS”) was incorporated in Florida on March 25, 2010 and reincorporated in Nevada on February 17, 2015.

Robotic Assistance Devices, LLC (“RAD”) was incorporated in the State of Nevada on July 26, 2016 as an LLC. On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. through the issuance of 10,000 common shares to its sole shareholder.

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

On April 18, 2018 OMVS’ board of directors approved a name change to Artificial Intelligence Solutions Inc. As at the filing date of these financial statements, this change is not yet effective.

2. GOING CONERN

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

For the year ended February 28, 2018, the Company had negative cash flow from operating activities of $3,309,230. As of February 28, 2018, the Company has an accumulated deficit of $35,504,029 and negative working capital of $34,292,202. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-K and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements.

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

Deposits

Deposits are comprised of deposits of $0 and $150,000 as of February 28, 2018 and 2017, respectively, on robots that are expected to be received within one year.

Revenue Earning Robots:

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

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Demo robots	4 years
Computer equipment	3 years
Office equipment	4 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Research and Development

Research and development costs are expensed in the period they are incurred, unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2018, the Company had no deferred development costs.

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

Income Taxes

On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. through the issuance of 10,000 common shares to its sole shareholder. Prior to the conversion on July 25, 2017, income taxes are not provided in the financial statements as presented as RAD was an LLC and the income or loss flowed through to the shareholder for the two months ended February 28, 2017. Thereafter, income taxes will be accounted for under the asset and liability method from that date forward. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. RAD will record a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

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

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2018
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$31,113,844	$—	$—	$31,113,844

February 28, 2017
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$—	$—	$—	$—

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. For the period from inception (July 26, 2016) through February 28, 2017, there were no common shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for year ended February 28, 2018 and period from inception (July 26, 2016) through February 28, 2017 as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for the year ended February 28, 2018, the two months ended February 28, 2017 and for the period from inception (July 26, 2016) through February 28, 2017 were as follows:

	Year Ended February 28, 2018	Two Months Ended February 28, 2017	Period from Inception (July 26, 2016) through December 31, 2016
Potentially dilutive securities:
Convertible notes payable and embedded warrants	114,994,181	—	—
Series F Convertible Preferred Stock	431,265,711	351,858,210	—

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its consolidated financial statements.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company is currently evaluating the effects of ASU 2016-15 on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2016-18 on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its consolidated financial statements and related disclosures.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

4. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits on robots expected to be received within one year were comprised of the following:

	February 28, 2018	February 28, 2017
Deposits on robots	$—	$150,000
Prepaid insurance	22,076	—
Prepaid travel	10,488	—
Prepaid trade show expenses	50,539	—
	$83,103	$—

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. REVENUE EARNING ROBOTS

Revenue earning robots consisted of the following:

	February 28, 2018	February 28, 2017
Revenue earning robots	$—	$85,050
Less: Accumulated depreciation	—	(3,544)
	$—	$81,506

During the year ended February 28, 2018, the Company made total additions to revenue earning robots of $384,588. Additions to revenue earning robots for the two months ended February 28, 2017 were $85,050 and for the period from inception (July 26, 2016) through December 31, 2016 were $0. Due to all the revenue earning robots becoming non-operational through February 28, 2018, the Company wrote down revenue earning robots with a net book value of $414,746 to $0 as loss on impairment of fixed assets.

Depreciation expense was $51,348 for the year ended February 28, 2018, $3,544 for the two months ended February 28, 2017 and $0 for the period from inception (July 26, 2016) through December 31, 2016.

6. FIXED ASSETS

Fixed assets consisted of the following:

	February 28, 2018	February 28, 2017
Automobile	$136,318	$47,702
Computer equipment	17,361	—
Office equipment	11,829	—
Leasehold improvements	29,329	—
	194,837	47,702
Less: Accumulated depreciation	(36,632)	(2,650)
	$158,205	$45,052

During the year ended February 28, 2018, the Company acquired total fixed assets of $335,043. Additions to fixed assets for the two months ended February 28, 2017 were $ and for the period from inception (July 26, 2016) through December 31, 2016 were $0. Due to all the demo robots becoming non-operational through February 28, 2018, the Company wrote down fixed assets with a net book value of $148,810 to $0 as loss on impairment of fixed assets.

Depreciation expense was $73,080 for the year ended February 28, 2018, $2,650 for the two months ended February 28, 2017, and $0 for the period from inception (July 26, 2016) through December 31, 2016.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	February 28, 2018	February 28, 2017
Intangible asset	$61,901	$—
Less accumulated amortization	(5,653)	—
	$56,248	$—

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 2, 2017, the Company acquired goods and other intangibles through an asset purchase agreement with WeSecure Robotics, Inc. (“WeSecure”) in exchange for $125,000 payable in 5 monthly $25,000 installments commencing in October 2017 and ending February 2018. The intangible asset primarily consisted of customer relationships and lists acquired as a part of the asset purchase agreement. The Company is treating this transaction as a business combination The Company is treating this transaction as a business combination under ASU 2017-01 – Business Combinations: Clarifying the Definition of a Business.

Under the asset purchase agreement, the two principals of WeSecure were also hired on at will basis: one as a sales director for a salary of $8,000 per month and the other as a consultant at $1,000 per month. The salary has been committed to until September 1, 2019, regardless of employment within the Company. In addition, the two principals will receive collectively a commission of $500/month for each SMP robot rented by an identified customer for one year, as long as the customer stays with the Company for two years and an additional year of commission if the two principals remain employed with the Company through September 1, 2020. They will also receive a commission of 5% net revenues on sales to identified customers for non-SMP robots for 2 years.  In addition, the Company agreed to issue 450,000 options to the two principals to purchase shares its common stock at an exercise price of $0.05 per share that vest on October 2, 2021 (see further discussion in Note 14).

The Company acquired the following net assets and liabilities as a part of this transaction:

Assets Acquired:
Cash	$17,000
Robots, parts, and equipment	46,099
Intangible assets	61,901
Total assets acquired	$125,000

Liabilities Assumed:
Acquisition cost	$125,000
Total liabilities assumed	$125,000

Amortization expense was $5,653 for the year ended February 28, 2018, and $0  both for the two months ended February 28, 2017 , and for the period from inception (July 26, 2016) through December 31, 2016.

At February 28, 2018, the Company had made four payments totaling $100,000, with a remaining balance due of $25,000 that has been included on the balance sheet as balance due on acquisition to WeSecure. The acquisition was to be fully paid at February 28, 2018 per the agreement, however no notices have been sent.

8. NOTE RECEIVABLE

On March 13, 2017, the Company loaned $40,000 to a third party. The note bore interest at 18% per annum and was payable on April 13, 2017. The note was not repaid by the due date. The note was subsequently amended to bear interest of 2% per month plus a $10,000 fee. The note was payable on December 31, 2017 and is secured in senior rank on all assets of the borrower. The Company evaluated the note receivable to determine whether its lending activities create a variable interest entity that would require consolidation and determined that it does not create a variable interest entity. The third party is in the process of repaying the loan and expects to have the funds available as a result of the commencement of principal business operations in the near term.

9. CUSTOMER DEPOSITS

As of February 28, 2017, the Company received a $10,000 deposit from a customer towards the rental of equipment with an expected delivery in the third quarter of calendar year 2018.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		February 28,	February 28,
Issued	Maturity	Rate	Rate per Share		2018	2017
February 28, 2011	February 26, 2013 *	7%	$0.015		$32,600	$—
January 31, 2013	February 28, 2017 *	10%	$0.010		119,091	—
May 31, 2013	November 30, 2016 *	10%	$0.010		261,595	—
November 30, 2013	November 30, 2017	10%	$0.010		—	—
August 31, 2014	November 30, 2016 *	10%	$0.002		355,652	—
November 30, 2014	November 30, 2016 *	10%	$0.002		103,950	—
February 28, 2015	February 28, 2017 *	10%	$0.001		63,357	—
May 31, 2015	August 31, 2017	10%	$1.000		65,383	—
August 31, 2015	August 31, 2017	10%	$0.300		91,629	—
November 30, 2015	November 30, 2018	10%	$0.300		269,791	—
February 3, 2016	February 3, 2017 *	5%	49% discount	(2)	—	—
February 29, 2016	February 28, 2019	10%	60% discount	(2)	95,245	—
March 22, 2016	March 22, 2017	10%	$0.003		—	—
May 31, 2016	May 31, 2019	10%	$0.003		35,100	—
July 18, 2016	July 18, 2017	10%	$0.003		3,500	—
September 6, 2016	September 6, 2017	10%	$0.003		—	—
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 4, 2017	January 4, 2018	0%	—		—	—
January 13, 2017	October 13, 2017	0%	50% discount	(1)	—	—
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 1, 2017	March 1, 2018	8%	40% discount	(2)	—	—
March 3, 2017	October 3, 2017	8%	40% discount	(1)	—	—
March 8, 2017	March 8, 2018	8%	40% discount	(2)	—	—
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	—
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	—
March 21, 2017	March 21, 2018	8%	40% discount	(2)	30,000	—
April 4, 2017	December 4, 2017	10%	40% discount	(2)	12,066	—
April 19, 2017	April 19, 2018	15%	50% discount	(2)	96,250	—
April 20, 2017	January 30, 2018	8%	40% discount	(1)	28,000	—
April 26, 2017	April 26, 2018	0%	$0.001		67	—
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	—
May 4, 2017	May 4, 2018	8%	40% discount	(2)	150,000	—
May 15, 2017	May 15, 2018	0%	$0.001		1,280	—
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	—
June 7, 2017	June 7, 2018	8%	40% discount	(2)	200,000	—
June 16, 2017	June 16, 2018	0%	$0.001		750	—
July 12, 2017	July 12, 2018	0%	$0.001		—	—
July 8, 2017	July 8, 2018	8%	40% discount		200,000	—
July 28, 2017	July 28, 2018	15%	$0.001		—	—
July 31, 2017	July 31, 2018	8%	40% discount	(2)	—	—
August 8, 2017	August 8, 2018	8%	40% discount	(2)	125,000	—
July 28, 2017	July 28, 2018	15%	50% discount	(2)	116,875	—
August 29, 2017	August 29, 2018	15%	50% discount	(2)	247,500	—
September 1, 2017	September 1, 2018	0%	lower of 50% discount/$0.005		187,000	—
September 12, 2017	September 12, 2018	8%	40% discount	(2)	128,000	—
September 25, 2017	September 25, 2018	15%	50% discount	(2)	398,750	—
October 4, 2017	May 4, 2018	8%	40% discount	(2)	150,000	—
October 16, 2017	October 16, 2018	15%	50% discount	(2)	345,000	—
November 22, 2017	November 22, 2018	15%	50% discount	(2)	500,250	—
December 28, 2017	December 28, 2017	10%	40% discount	(2)	60,500	—
December 29, 2017	December 29, 2018	15%	50% discount	(2)	330,000	—
January 9, 2018	January 9, 2019	8%	40% discount	(2)	82,500	—
January 30, 2018	January 30, 2019	15%	50% discount	(2)	300,000	—
February 21, 2018	February 21, 2019	15%	50% discount	(2)	300,000	—

					6,136,681	365,000
Less: current portion of convertible notes payable					(5,536,582)	—
Less: discount on noncurrent convertible notes payable					(505,039)	—
Noncurrent convertible notes payable, net of discount					$95,060	$365,000

Current portion of convertible notes payable					$5,536,582	$—
Less: discount on current portion of convertible notes payable					(3,418,636)	—
Current portion of convertible notes payable, net of discount					$2,117,946	$—

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

__________

*	The indicated notes were in default as of February28, 2018 and bear default interest of between 18% and 25% per annum.
(1)	The note is convertible beginning six months after the date of issuance.
(2)	The notes are accounted for and evaluated under ASC 480 as discussed in Note 3.

During the year ended February 28, 2018, the Company incurred total original issue discounts of $251,500 and derivative discounts of $3,106,385. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the year ended February 28, 2018, the Company recognized interest expense related to the amortization of debt discount of $1,102,430.

All of the notes above are unsecured. As of February 28, 2018, the Company had total accrued interest payable of $750,509, of which $694,592 is classified as current and $55,917 is classified as noncurrent.

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

During the year ended February 28, 2018, the Company repaid principal on convertible notes payable of $50,000.

During the year ended February 28, 2018, a debt holder transferred debt of $337,958 and accrued interest of $147,713 to a third party who exchanged it for new convertible note for $300,000, maturing September 1, 2018 and bearing no interest. A gain on settlement of debt of $1,090,521 was recorded that includes the amount of associated derivative liability that was written off.

Conversions to common stock

During the year ended February 28, 2018, holders of certain convertible note payables elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion.

Conversion Date	Principal Converted	Interest Converted	Total Amount Converted	Shares Converted
September 5, 2017	$26,250	$—	$26,250	5,250,000
September 18, 2017	27,250	—	27,250	5,450,000
September 27, 2017	29,000	—	29,000	5,800,000
October 16, 2017	30,500	—	30,500	6,100,000
October 16, 2017	10,000	—	10,000	416,667
	$123,000	$—	$123,000	23,016,667

During the year ended February 28, 2018 and prior to the reverse merger, the Company canceled 600,000 shares of common stock. The shares had been issued during the year ended February 28, 2017 for the conversion of principal of a convertible note payable of $600. As a result of the shares being canceled, $600 was added back to the principal of the note.

11. RELATED PARTY TRANSACTIONS

For the year ended February 28, 2018, the Company received net advances of $219,613 from its loan payable to a related party. At February 28, 2018, the balance due to the related party was $316,142, and $62,529 at February 28, 2017.

During the year ended February 28, 2018, the Company paid $236,853 in consulting fees for research and development to a company owned by a principal shareholder.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. OTHER DEBT – VEHICLE LOANS

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021 and repayable $1,019 per month including interest and principal.  In November 2017, the Company entered into another vehicle loan secured by the vehicle for $47,704. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments were $11,533 for the year ended February 28, 2018. The balances of the amounts owed on the vehicle loan were $82,162 and $46,034 as of February 28, 2018 and February 28, 2017, respectively, of which $17,830 and $7,900 were classified as current and $64,332 and $38,134 as long-term, respectively.

13. DERIVATIVE LIABILITES

As of February 28, 2018, the Company revalued the fair value of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had total derivative liabilities of $31,113,844.

The Company estimated the fair value of the derivative liabilities using the Monte-Carlo model using the following key assumptions during the year ended February 28, 2018:

Strike price	$1.00 - $0.001
Fair value of Company common stock	$0.17
Dividend yield	0.00%
Expected volatility	85% - 65%
Risk free interest rate	1.01% - 1.57%
Expected term (years)	0.26 - 4.00

During the year ended February 28, 2018, the Company released $685,040 of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended February 28, 2018 were as follows:

Addition of derivative liability pursuant to reverse recapitalization	$9,035,437
Release of derivative liability on conversion of convertible notes payable recorded to equity	(685,040)
Debt discount due to derivative liabilities	3,106,385
Derivative liability in excess of face value of debt recorded to interest expense	10,797,663
Reduction in derivative liability due to debt settlement	(635,922)
Change in fair value of derivative liabilities	9,495,321
Balance as of February 28, 2018	$31,113,844

14. SHAREHOLDERS’ EQUITY (DEFICIT)

Summary of Common Stock Activity

During the year ended February 28, 2018 and prior to the Acquisition, OMVS issued the following shares of common stock:

●	Issued 76,008,764 shares of its common stock totaling $76,009 in connection with debt converted during the period;

●	Cancelled 600,000 shares of its common stock totaling $600; and

●	Issued 8,922,279 shares of its common stock totaling $8,922 in connections with warrants exercised during the period.

Following the Acquisition through February 28, 2018, the Company issued 23,016,667 shares of its common stock for the conversion of $123,000 of outstanding convertible debt.

On April 18, 2018, the board of directors approved a 100:1 reverse stock split on the issued and outstanding common shares. As of the filing date this change is not yet effective.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Preferred Stock Activity

During the year ended February 28, 2018, OMVS issued 1,000,000 and 1,000 shares of its Series E and Series F preferred stock, respectively, totaling $1,000 and $1,000, respectively, in connection with the recapitalization of OMVS by RAD.

Summary of Stock Option Activity

As part of the asset purchase agreement described in Note 7, the Company issued 450,000 options to purchase shares at an exercise price of $0.05 per share that vest on October 2, 2021.

The options have a fair value of $27,843, based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$0.05
Fair value of Company’s common stock	$0.06
Dividend yield	0.00%
Expected volatility	303.81%
Risk free interest rate	1.94%
Expected term (years)	4.00

The Company will amortize the $27,843 over the four-year term on a straight line basis as stock based compensation. During the year ended February 28, 2018, the company recorded $2,840 of stock-based compensation with a corresponding increase in paid-in capital. At February 28, 2018, the unamortized expense was $25,003 and the intrinsic value was $0.

15. COMMITMENTS AND CONTINGENCIES

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

In February 2016, OMVS received notice that it had been sued in the Clark County District Court of Nevada. The plaintiff alleges that OMVS obtained certain trade secrets through a third party also named in the suit. OMVS believes the suit is without merit and intend to vigorously defend it. An arbitration was conducted on May 9, 2017, Plaintiff filed a Notice of Trial de Novo, seeking a review of the merit dismissal. It is counsel’s opinion this Trial de Novo is without merit and OMVS should prevail.

Operating Lease

The Company’s principal facility is located in Orange County, California. The lease agreement includes, escalating lease payments, renewal provisions and other provisions. The lease began in April 2017 and expires in March 2022. Rent expense is recorded over the lease terms on a straight-line basis.  The security deposit of $25,747 was recorded as a long-term asset as of August 31, 2017.

The Company also leases premises in northern California. The lease began in August 2017 and expires in August 2020. The security deposit of $5,126 was paid on September 1, 2017. The Company shares premises with a supplier who is the co-lessee. Through agreement with the supplier, the Company will pay 75% of the lease costs and the supplier will pay 25%.

On February 1, 2018, the Company entered into an additional lease for premises for a robotic control center. The lease runs from February 1, 2018 to January 31, 2021 for $550 per month.

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $90,582 for the year ended February 28, 2018 and $0 for both the two months ended February 28, 2017, and for the period from inception (July 26, 2016) through December 31, 2016.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At February 28, 2018, the Company had deferred rent of $6,742 (February 28, 2017-$0).

At February 28, 2018, the Company’s future minimum payments are as follows:

February 28, 2019	$98,855
February 28, 2020	99,980
February 28, 2021	75,355
February 28, 2022+	62,647
$334,837

16. INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the year ended February 28, 2018.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law.  The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 34% effective January 1, 2018.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of 202,948 and a corresponding reduction in the valuation allowance. The following table reconciles the U.S. federal statutory income tax rate in effect for the year ended February 28, 2018, and the Company’s effective tax rate:

Year Ended February 28, 2018
U.S. federal statutory income tax	$(7,938,439)
Amortization of debt discount	3,534,829
Fair value of derivative liabilities on issuance	3,108,482
Change in fair value of derivative liabilities	384,669
Gain on debt settlement	397,541
Stock-based compensation	930
Tax rate changes and other	202,948
Valuation allowance for deferred income tax assets	309,040
Effective income tax rate	$—

Deferred income tax assets as of February 28, 2018 and 2016 are as follows (in thousands):

Deferred Tax Assets	February 28, 2018
Net operating loss carry forwards	$1,561,140
Less valuation allowance	(1,561,140)
Total deferred tax assets	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 28, 2018. The net change in the total valuation allowance from February 28, 2017 and February 28, 2018 was an increase of $1,561,140

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 28, 2018, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the year ended February 28, 2018.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2018, the Company has federal net operating loss carryforwards of approximately $3,914,000 (not subject to limitations) and $3,520,000 (subject to limitations), which if not utilized, will expire beginning in 2038 and 2030, respectively.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an “ownership change” as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders or public groups.

17. SUBSEQUENT EVENTS

On March 14, 2018, the Company amended a note issued to a lender on January 5, 2018 to include the issuance of warrants to purchase 333,333 shares of the Company’s common stock with an exercise price of $0.15, with a 3-year maturity, and to change the date of the note to March 14, 2018, coinciding with the payment of the first tranche of $50,000 including cash proceeds of $43,000, fees of $2,000 and an original issue discount of $5,000. The original note issued on January 5, 2018 was issued with an aggregate principal amount of $250,000, for cash proceeds of $225,000 payable in tranches, with an original issue discount of $25,000. Each tranche matures one year after disbursement. The promissory note is convertible into common shares of the Company and a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 25 trading days prior to conversion, and has a 10% per annum interest rate commencing on March 14, 2018.

On March 16, 2018, the Company issued a convertible redeemable note to a lender with an aggregate principal amount of $95,000, due on March 16, 2019 for cash proceeds of $95,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on March 16, 2018.

On April 9, 2018, the Company issued a convertible redeemable note to a lender with an aggregate principal amount of $55,000, due on April 9, 2019 for cash proceeds of $55,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on April 9, 2018.

In March and April 2018, the Company received $200,000 in proceeds from the June 7, 2018 collateralized promissory note for $200,000 from a lender maturing June 7, 2018, bearing interest at 8%.

On April 23, 2018, the Company received $76,000 of proceeds from a lender on the two March 21, 2018 collateralized promissory notes of $40,000, each including fess of $4,000, bearing interest at 8% and maturing on March 21, 2018.

On April 9, 2018, the Company issued a convertible redeemable note to a lender with an aggregate principal amount of $55,000, due on April 9, 2019 for cash proceeds of $55,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on April 9, 2018.

On May 3, 2018, the Company received $66,500 of proceeds from a lender on a $70,000 promissory note that matured on May 31, 2018. The note has an original issue discount of $3,500 and bears interest at 15% per annum. The loan was repaid in May 2018.

On May 2, 2018, the Company issued a convertible redeemable note to a lender with an aggregate principal amount of $77,000, due on May 2, 2019 for cash proceeds of $70,000. The promissory note is convertible into one share of common stock and a conversion price equal to 40% of the lowest bid price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 10% per annum interest rate commencing on May 2, 2018.

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On May 4, 2018, the Company issued a convertible redeemable note to a lender with an aggregate principal amount of $82,500, due on May 4, 2019 for cash proceeds of $71,500. The principal amount includes an original issue discount of $7,500 and fees of $3,500. The promissory note is convertible into one share of common stock and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 12% per annum interest rate commencing on May 2, 2018.

Subsequent to year-end, convertible note holders converted $317,433 in principal and $1,500 in fees for 29,256,243 shares of the Company’s common stock.

On April 16, 2018, the Company issued warrants with a fair value of $472,960 to purchase 6,400,000 shares of the Company’s common stock with a three year maturity and an exercise price of $0.0265 per share.