Form 10-K/A
period 2018-02-28
ON THE MOVE SYSTEMS CORP.
filed 2018-06-22
CIK 1498148

UNITED STATES

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended February 28, 2018 as filed with the Securities and Exchange Commission on June 13, 2018 (“Form 10-K”) is to correct a typographical error in Part 1 of the Form 10-K and in the table in Note 15, and to reflect restatements to the Consolidated Statement of Stockholder’s Deficit for the period from Inception on July 26, 2016 through December 31, 2016 as well as to include the Audit Opinion of Malone Bailey, LLP for the period from Inception on July 26, 2016 through December 31, 2016, which was left off of the initial Form 10-K filing for the year ended February 28, 2018.

In addition we submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K for the year ended February 28, 2018, filed with the Securities and Exchange Commission on June 13, 2018 including the changes in this form 10-K/A.

Below is a summary of the changes:

1)  Page 2, paragraph 1, sentence 1: we changed the incorrect date of “April 2017” to the correct date of “April 2018.”

2)  Page F-3: we included the Report of Independent Registered Public Accounting Firm for Robotic Assistance Devices, LLC for the period from Inception on July 26, 2016 through December 31, 2016.

3)  Page F-6, CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT: we reflected restatements for the period from Inception on July 26, 2016 through December 31, 2016.

4)  Corrected the total in the table in Note 15 from $334,837 to $336,837.

5)  The respective page numbers and indexes have been updated accordingly.

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

By April 2018 it was apparent that the S5 platform promotion and development was not sustainable and RAD pulled its robots from service.  With over 40 attempted deployments, it appeared that the S5 Robots were being rejected by customers due to their unreliability and certain technical flaws which could not be solved despite full efforts by both SMP and RAD. SMP has shared that they expect to solve these technical issues with an updated version to their S5 Robot but no firm date of the release has been provided. As a result, RAD has shifted its solutions to its Security Control and Observation Tower (“SCOT™”), its RAD Software Suite and future solutions 100% developed and owned by RAD. It is possible moving forward that RAD will cease to be an SMP dealer, however it expects no impact on its’ business if the SMP relationship ends. RAD calls its current lineup of solutions the ’2nd Generation of electronic guarding solutions.’

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

ON THE MOVE SYSTEMS CORP.

Date: June 22, 2018	By:	/s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garett Parsons	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)	June 22, 2018
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

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Director and Stockholder

Robotic Assistance Devices, LLC

Laguna Hills, California 92675

We have audited the accompanying statement of operations and cash flows of Robotic Assistance Devices, LLC (the “Company”) for the period from Inception on July 26, 2016 through December 31, 2016. These financial statements are the responsibilities of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period from inception on July 26, 2016 through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 31, 2017

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

ON THE MOVE SYSTEMS CORP.

(f/k/a ROBOTIC ASSISTANCE DEVICES, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED FEBRUARY 28, 2018, THE TWO MONTHS ENDED FEBRUARY 28, 2017

AND THE PERIOD FROM INCEPTION (JULY 26, 2016) THROUGH DECEMBER 31, 2016

	Series E		Series FConvertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at Inception July 26, 2016	3,350,000	$3,350	2,450	$2,450	—	$—	$13,857	$(19,658)	$(1)
Net loss	—	—	—	—	—	—	—	(81,104)	(81,104)
Balance at December 31, 2016	3,350,000	$3,350	2,450	$2,450	—	$—	$13,857	$(100,762)	$(81,105)
Net loss	—	—	—	—	—	—	—	(83,935)	(83,935)
Balance at February 28, 2017	3,350,000	$3,350	2,450	$2,450	—	$—	$13,857	$(184,697)	$(165,040)
Common stock and preferred stock issued for recapitalization by RAD	1,000,000	1,000	1,000	1,000	101,987,887	101,987	306,588	(11,070,331)	(10,659,756)
Common stock issued for debt conversion	—	—	—	—	23,016,667	23,017	785,023	—	808,040
Stock based compensation	—	—	—	—	—	—	2,840	—	2,840
Net loss	—	—	—	—	—	—	—	(24,249,001)	(24,249,001)
Balance at February 28, 2018	4,350,000	$4,350	3,450	$3,450	125,004,554	$125,004	$1,108,308	$(35,504,029)	$(34,262,917)

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
$336,837

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