Form 10-Q
period 2018-05-31
ON THE MOVE SYSTEMS CORP.
filed 2018-07-16
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 185,105,917 shares of common stock were issued and outstanding as of July 13, 2018.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2018	February 28, 2018

ASSETS
Current assets:
Cash	$135,350	$24,773
Accounts receivable	16,759	28,000
Device parts inventory	309,935	316,113
Prepaid expenses and deposits	60,494	83,103
Note receivable	40,000	40,000
Total current assets	562,538	491,989
Revenue earning devices, net	116,367	—
Fixed assets, net	143,193	158,205
Intangible asset, net	52,616	56,248
Security deposit	30,216	30,141
Total assets	$904,930	$736,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$844,079	$487,243
Advances payable	1,594	1,594
Balance due on acquisition of WeSecure	25,000	25,000
Customer deposits	10,000	10,000
Current portion of convertible notes payable, net	2,979,919	2,117,946
Loan payable - related party	353,451	316,142
Vehicle loan - current portion	17,830	17,830
Current portion of accrued interest payable	898,929	694,592
Derivative liability	13,910,995	31,113,844
Total current liabilities	19,041,797	34,784,191
Convertible notes payable, net	131,447	95,060
Accrued interest payable	61,679	55,917
Vehicle loan	59,897	64,332
Total liabilities	19,294,820	34,999,500

Commitments and contingencies

Shareholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at August 31, 2017 and February 28, 2017, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding, respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 3,450 shares issued and outstanding, respectively	3,450	3,450
Common Stock, $0.001 par value; 480,000,000 shares authorized 157,260,897 and 125,004,554 shares issued and outstanding, respectively	157,260	125,004
Additional paid-in capital	2,370,058	1,108,308
Preferred stock to be issued	174,070	—
Accumulated deficit	(21,099,078)	(35,504,029)
Total shareholders’ deficit	(18,389,890)	(34,262,917)
Total liabilities and shareholders’ deficit	$904,930	$736,583

The accompanying notes are an integral part of these unaudited consolidated financial statements

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017

Revenues	$16,666	$—

Cost of Goods Sold	4,259	—

Gross Profit	12,407	—

Operating expenses:
Research and development	168,630	17,317
General and administrative	1,383,927	308,091
Depreciation and amortization	21,853	14,219
Total operating expenses	1,574,410	339,627

Loss from operations	(1,562,003)	(339,627)

Other income (expense), net:
Change in fair value of derivative liabilities	17,851,893	—
Interest expense	(2,153,084)	(12,348)
Gain on settlement of debt	268,145	—
Other income	—	—
Total other income (expense), net	15,966,954	(12,348)

Net income (loss)	$14,404,951	$(351,975)

Net income (loss) per share - basic	$0.11	NA

Net income (loss) per share - diluted	$0.01	$—

Weighted average common shares outstanding - basic	133,105,889	NA

Weighted average common shares outstanding - diluted (1)	2,458,323,728	60,916,122

__________

(1)

For the three months ended May 31, 2017, the weighted average number of common shares outstanding was computed by multiplying the number of common shares of OMVS outstanding as of February 28, 2017 by 3.45 based on the terms listed under the amended Certificate of Designation for OMVS’s Series F Convertible Preferred Stock.

The accompanying notes are an integral part of these unaudited consolidated financial statements

ON THE MOVE SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,404,951	$(351,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,853	14,219
Stock-based compensation	474,712	—
Change in fair value of derivative liabilities	(17,851,893)	—
Interest expense related to penalties from debt defaults	185,790	—
Interest expense related to derivative liability in excess of face value of debt	599,842	—
Amortization of debt discount	1,133,763	—
Gain on settlement of debt	(268,145)	—
Changes in operating assets and liabilities:
Accounts receivable	11,241	7,778
Deposits on robots	—	(26,500)
Prepaid expenses	22,609	—
Device parts inventory	6,178	—
Accounts payable and accrued expenses	358,336	3,040
Accrued interest payable	223,439	10,900
Net cash used in operating activities	(677,324)	(342,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(119,576)	(80,383)
Cash paid for security deposit	(75)	(25,747)
Net cash used in investing activities	(119,651)	(106,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	700,608	200,000
Net borrowings on loan payable - related party	37,309	59,715
Loan from OMVS to RAD prior to the reverse recapitalization	—	150,000
Repayment of vehicle loan	(4,435)	(1,945)
Proceeds from sale of preferred stock	174,070	—
Net cash provided by financing activities	907,552	407,770

Net change in cash	110,577	(40,898)

Cash, beginning of period	24,773	56,907

Cash, end of period	$135,350	$16,009

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,650	$—
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Debt discount from derivative liabilities	$800,608	$—
Conversion of convertible notes and interest to shares of common stock	$819,294	$—
Settlement and exchange of convertible notes payable	$267,245	$—
Capitalization of accrued interest to convertible notes payable	$10,040	$—

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

On April 18, 2018, OMVS’ board of directors approved a name change to Artificial Intelligence Solutions Inc. As of the filing date of these financial statements, this change is not yet effective.

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

For the three months ended May 31, 2018, the Company had negative cash flow from operating activities of $677,324. As of May 31, 2018, the Company has an accumulated deficit of $21,099,078 and negative working capital of $18,479,259. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three  months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

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

Device Parts Inventory

Device parts inventory is stated at the lower of cost or market using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted.

Revenue Earning Devices

Revenue earning devices are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of 48 months. The Company continually evaluates revenue earning devices to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the devices should be evaluated for possible impairment. The Company uses a combination of the undiscounted cash flows and market approaches in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided on the straight-line method based on the estimated useful lives of the respective assets which range from three to five years. Major repairs or improvements are capitalized. Minor replacements and maintenance and repairs which do not improve or extend asset lives are expensed currently.

Demo Devices	4 years
Vehicles	3 years
Computer equipment	3 years
Office equipment	4 years
Leasehold improvements	5 years, the life of the lease

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At May 31, 2018 and February 28, 2018, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method applied to contracts that were not completed as of March 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect fiscal year 2019 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018. Refer to Note 4 – Revenue from Contracts with Customers for additional information.

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

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2018
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$13,910,995	$—	$—	$13,910,995

February 28, 2018
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$31,113,844	$—	$—	$31,113,844

See Note 13, for specific inputs used in determining fair value.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and advances, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. For the three-month period ended May 31, 2017, there were no common shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the three-month period ended May 31, 2017 as their effect would be anti-dilutive.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The anti-dilutive shares of common stock outstanding for the three months ended May 31, 2018 and 2017 were as follows:

	For the Three Months Ended May 31,
	2018	2017

Numerator:
Net income (loss) available to common shareholders	$14,404,951	$(351,975)

Effect of common stock equivalents
Add: interest expense on convertible debt	223,818	—
Less: tax effect of decrease in interest expense	(47,002)	—
Net income (loss) adjusted for common stock equivalents	14,581,767	(351,975)

Denominator:
Weighted average shares – basic	133,105,889	—

Net income (loss) per share – basic	$0.11	NA

Dilutive effect of common stock equivalents:
Warrants	$1,357,411	$—
Convertible debt	1,781,310,333	—
Preferred stock	542,550,095	60,916,122

Denominator:
Weighted average shares – diluted	2,458,323,728	60,916,122

Net income (loss) per share – diluted (1)	$0.01	$(0.01)

__________

(1)

For May 31, 2017, the weighted average number of common shares outstanding was computed by multiplying the number of common shares of OMVS outstanding as of February 28, 2017 by 3.45 based on the terms listed under the amended Certificate of Designation for OMVS’s Series F Convertible Preferred Stock.

Recently Adopted Accounting Pronouncements

See discussion of the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, above.

In August 2016, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The Company adopted this standard on March 1, 2018, on a retrospective basis.  There was no impact of the standard on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on March 1, 2018, on a retrospective basis.  There was no impact of the standard on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements. The standard amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for fiscal years beginning after December 15, 2017. There was no impact on the financial statements of adopting this new standard on March 1, 2018.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure.

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is earned primarily from two sources: 1) direct sales of goods or services and 2) short-term rentals.

As disclosed in the revenue recognition section of Note 3 – Accounting Polices, the Company adopted Topic 606 in accordance with the effective date on March 1, 2018. Note 3 includes disclosures regarding the Company’s method of adoption and the impact on the Company’s financial statements. Upon adoption of Topic 842, also referred to above in Note 3, the Company plans to account for revenue earned from rental activities where an identified asset is transferred to the customer and the customer has the ability to control that asset, will be accounted for under this topic. Until the Company adopts Topic 842, revenues from rental activities are recognized in accordance with Topic 606.

Revenue is recognized on direct sales of goods or services when persuasive evidence of an arrangement exists, goods are delivered and/or services are rendered, sales price is determinable, and collection is reasonably assured. The Company recognizes revenue from its device rental activities when persuasive evidence of a contract exists, the performance obligations have been satisfied, the transaction price is fixed or determinable and collection is reasonably assured. Performance obligations associated with device rental transactions are satisfied over the rental period. Rental periods are short-term in nature. Therefore, the Company has elected to apply the practical expedient which eliminates the requirement to disclose information about remaining performance obligations. Payments are due from customers at the completion of the rental, except for customers with negotiated payment terms, generally net 30 days or less, which are invoiced and remain as accounts receivable until collected.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenues from contracts with customers disaggregated by product/service:

Three Months Ended May 31, 2018
Device rental activities	$16,256
Direct sales of goods and services	410
Total revenue from contracts with customers	$16,666

5. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits on device parts expected to be received within one year were comprised of the following:

	May 31, 2018	February 28, 2018
Deposits on device parts	$8,150	$—
Prepaid insurance	32,634	22,076
Prepaid travel	—	10,488
Prepaid trade show expenses	19,710	50,539
	$60,494	$83,103

6. REVENUE EARNING DEVICES:

Revenue earning devices consisted of the following:

	May 31, 2018	February 28, 2018
Revenue earning devices	$119,576	$—
Less: Accumulated depreciation	(3,209)	—
	$116,367	$—

During the three months ended May 31, 2018, the Company made total additions to revenue earning devices of $119,576.

Due to all the revenue earning devices (robots) becoming non-operational through February 28, 2018, the Company wrote down revenue earning devices (robots) with a net book value of $414,746 to $0 as loss on impairment of fixed assets. There were no such write-downs during the three months ended May 31, 2018.

Depreciation expense was $3,209 for the three months ended May 31, 2018, and $6,033 for the three months ended May 31, 2017.

7. FIXED ASSETS

Fixed assets consisted of the following:

	May 31, 2018	February 28, 2018
Automobile	$136,318	$136,318
Computer equipment	17,361	17,361
Office equipment	11,829	11,829
Leasehold improvements	29,329	29,329
	194,837	194,837
Less: Accumulated depreciation	(51,644)	(36,632)
	$143,193	$158,205

During the three months ended May 31, 2018, the Company made no additions to fixed assets.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due to all the demo devices (robots) becoming non-operational through February 28, 2018, the Company wrote down fixed assets with a net book value of $148,810 to $0 as loss on impairment of fixed assets. There were no such write-downs during the three months ended May 31, 2018.

Depreciation expense was $15,012 for the three months ended May 31, 2018, and $8,186 for the three months ended May 31, 2017.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	May 31, 2018	February 28, 2018
Intangible asset	$61,901	$61,901
Less: Accumulated amortization	(9,285)	(5,653)
	$52,616	$56,248

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

Amortization expense was $3,632 for the three months ended May 31, 2018, and $0 for the three months ended May 31, 2017.

At both May 31, 2018 and February 28, 2018, the balance due on acquisition to WeSecure was $25,000. The acquisition was to be fully paid by February 28, 2018 per the agreement, however no notices have been sent.

9. NOTE RECEIVABLE

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

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		May 31,	February 28,
Issued	Maturity	Rate	Rate per Share		2018	2018
February 28, 2011	February 26, 2013 *	7%	$0.015		$32,600	$32,600
January 31, 2013	February 28, 2017 *	10%	$0.010		119,091	119,091
May 31, 2013	November 30, 2016 *	10%	$0.010		261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002		355,653	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002		103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001		63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000		65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300		91,629	91,629
November 30, 2015	November 30, 2018	10%	$0.300		269,791	269,791
February 29, 2016	February 28, 2019	10%	60% discount		95,245	95,245
May 31, 2016	May 31, 2019	10%	$0.003		35,100	35,100
July 18, 2016	July 18, 2017	10%	$0.003		3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	50,000
March 21, 2017	March 21, 2018*	8%	40% discount	(2)	8,818	30,000
April 4, 2017	December 4, 2017**	10%	40% discount	(2)	—	12,066
April 19, 2017	April 19, 2018*	15%	50% discount	(2)	96,250	96,250
April 20, 2017	January 30, 2018*	8%	40% discount	(1)	—	28,000
April 26, 2017	April 26, 2018**	0%	$0.001		67	67
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount	(2)	150,000	150,000
May 15, 2017	May 15, 2018**	0%	$0.001		1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018	8%	40% discount	(2)	200,000	200,000
June 16, 2017	June 16, 2018	0%	$0.001		750	750
July 8, 2017	July 8, 2018	8%	40% discount	(2)	200,000	200,000
August 8, 2017	August 8, 2018	8%	40% discount	(2)	125,000	125,000
July 28, 2017	July 28, 2018	15%	50% discount	(2)	116,875	116,875
August 29, 2017	August 29, 2018	15%	50% discount	(2)	147,500	247,500
September 1 ,2017	September 1, 2018	0%	lower of 50% discount/$0.005	(2)	187,000	187,000
September 12, 2017	September 12, 2018	8%	40% discount	(2)	—	128,000
September 25, 2017	September 25, 2018	15%	50% discount	(2)	266,590	398,750
October 4, 2017	May 4, 2018*	8%	40% discount	(2)	150,000	150,000
October 16, 2017	October 16, 2018	15%	50% discount	(2)	345,000	345,000
November 22, 2017	November 22, 2018	15%	50% discount	(2)	500,250	500,250
December 28, 2017	December 28, 2017	10%	40% discount	(2)	60,500	60,500
December 29, 2017	December 29, 2018	15%	50% discount	(2)	330,000	330,000
January 9, 2018	January 9, 2019	8%	40% discount	(2)	82,500	82,500
January 30, 2018	January 30, 2019	15%	50% discount	(2)	300,000	300,000
February 21, 2018	February 21, 2019	15%	50% discount	(2)	300,000	300,000
March 14, 2018	March 14, 2019	10%	40% discount	(2)	50,000	—
March 16, 2018	March 16, 2019	15%	50% discount	(2)	95,000	—
June 7, 2017	June 7, 2018	8%	40% discount	(2)	200,000	—
April 9, 2018	April 9, 2019	15%	50% discount	(2)	55,000	—
March 21, 2017	March 21, 2018*	8%	40% discount	(2)	40,000	—
March 21, 2017	March 21, 2018*	8%	40% discount	(2)	40,000	—
April 17, 2018	April 17, 2019	8%	45% discount	(2)	93,304	—
April 20, 2018	April 20, 2019	8%	40% discount	(2)	115,040	—
May 2, 2018	December 2, 2018	10%	40% discount	(2)	77,000	—
May 4, 2018	May 4, 2019	12%	50% discount	(2)	82,500	—
May 14, 2018	December 14, 2018	10%	50% discount	(2)	78,925	—
May 23, 2018	May 23, 2019	10%	50% discount	(2)	110,000	—

					6,752,043	6,136,681
Less: current portion of convertible notes payable					(6,187,044)	(5,536,582)
Less: discount on noncurrent convertible notes payable					(433,552)	(505,039)
Noncurrent convertible notes payable, net of discount					$131,447	$95,060

Current portion of convertible notes payable					$6,187,044	$5,536,582
Less: discount on current portion of convertible notes payable					(3,207,125)	(3,418,637)
Current portion of convertible notes payable, net of discount					$2,979,919	$2,117,946

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

__________

*	The indicated notes were in default and bear default interest of between 18% and 25% per annum.
**	The indicated notes were in default with no default interest due.
(1)	The note is convertible beginning six months after the date of issuance.
(2)	The notes are accounted for and evaluated under ASC 480 as discussed in Note 3.

During the three months ended May 31, 2018 and 2017, the Company incurred original issue discounts of $48,893 and $0, respectively, and derivative discounts of $800,608 and $0, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the three months ended May 31, 2018 and 2017, the Company recognized interest expense related to the amortization of debt discount of $1,133,763 and $0, respectively.

All the notes above are unsecured. As of May 31, 2018, the Company had total accrued interest payable of $960,608, of which $898,929 is classified as current and $61,679 is classified as noncurrent.

Convertible notes issued

On January 5, 2018, the Company issued an additional convertible promissory note to an investor with an aggregate principal amount of $250,000, due on January 5, 2019 for cash proceeds of $225,000 payable in tranches, with an original issue discount of $25,000. Each tranche matures one year after disbursement. The promissory note is convertible into common shares of the Company and a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 25 trading days prior to conversion, and has a 10% per annum interest rate commencing on January 5, 2018. On March 14, 2018, this note was amended to include the issuance of warrants to purchase 333,333 shares of the Company’s common stock with an exercise price of $0.15 with a 3-year maturity, and to change the date of the note to March 14, 2018, coinciding with the payment of the first tranche of $50,000 including cash proceeds of $43,000, fees of $2,000 and an original issue discount of $5,000.

On March 1, 2018, the Company issued a convertible redeemable note to an investor with an aggregate principal amount of $95,000, due on March 1, 2019 for cash proceeds of $95,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on March 1, 2018.

In March 2018 and April 2018, $200,000 was paid on the June 7, 2017 back end note for $200,000 from an investor maturing June 7, 2018. The  note is convertible into common shares of the Company and a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has an 8% per annum interest rate.

On April 9, 2018, the Company issued a convertible redeemable note to an investor with an aggregate principal amount of $55,000, due on April 9, 2019 for cash proceeds of $55,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate commencing on April 9, 2018.

In April 2018, the Company received $76,000 of proceeds from an investor for two back-end notes with a total principal amount of $80,000, including original issue discounts of $4,000 and a one-year maturity. The back-end notes are convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and have an 8% per annum interest rate.

On May 2, 2018, the Company received $70,000 of proceeds from an investor for a promissory note with a principal amount of $77,000, including an original issue discounts of $7,000 and an eight-month maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 10% per annum interest rate commencing on May 2, 2018.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 4, 2018, the Company received $71,500 of proceeds from an investor for a promissory note with a principal amount of $82,500, including an original issue discounts of $19,892 and a one-year maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 12% per annum interest rate commencing on May 4, 2018.

On May 23, 2018, the Company received $90,108 of proceeds from an investor for a promissory note with a principal amount of $110,000, including an original issue discounts of $19,892 and an eight-month maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 10% per annum interest rate commencing on May 23, 2018.

During the three months ended May 31, 2018, a debt holder transferred debt of $344,040, including accrued interest to third parties, who exchanged it for new convertible notes totaling $344,040; $100,000 with a one-year maturity, maturing on April 17, 2019, and bearing interest at 8% per annum; $144,404, with a one-year maturity, maturing on April 20, 2019, and bearing interest at 8% per annum; and $100,000 with an eight-month maturity, maturing on December 14, 2018, bearing interest at 10% per annum. A gain on settlement of debt of $268,145 was recorded that includes the amount of associated derivative liability that was written off.

Conversions to common stock

During the three months ended May 31, 2018, holders of certain convertible notes payable elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion.

Conversion Date	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Converted
April 16, 2018	$132,160	$—	$—	$132,160	6,400,000
April 26, 2018	14,500	—	500	15,000	1,428,572
May 1, 2018	26,250	—	—	26,250	2,500,000
May 3, 2018	5,000	—	—	5,000	476,190
May 7, 2018	27,900	—	—	27,900	3,000,000
May 10, 2018	32,400	—	—	32,400	4,000,000
May 11, 2018	14,500	—	500	15,000	1,851,852
May 15, 2018	7,060	—	500	7,560	1,600,000
May 15, 2018	8,000	—	—	8,000	987,654
May 21, 2018	20,250	—	—	20,250	2,500,000
May 22, 2018	6,075	—	—	6,075	900,000
May 24, 2018	13,056	3,300	—	16,356	2,096,923
May 30, 2018	8,182	—	—	8,182	1,515,152
May 30, 2018	15,000	—	—	15,000	3,000,000
	$330,333	$3,300	$1,500	$335,133	32,256,343

11. RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2018, the Company received net advances of $37,309 from its loan payable with a related party. At May 31, 2018, the balance due to the related party was $353,451, and $316,142 at February 28, 2018.

During the three months ended May 31, 2018, the Company paid $135,340 in consulting fees for research and development to a company owned by a principal shareholder.

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. OTHER DEBT – VEHICLE LOANS

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021 and repayable at $1,019 per month including interest and principal.  In November 2017, the Company entered into another vehicle loan secured by the vehicle for $47,704. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments were $4,435 and $1,945 for the three months ended May 31, 2018 and 2017, respectively. The balances of the amounts owed on the vehicle loan were $77,727 and $82,162 as of May 31, 2018 and February 28, 2018, respectively, of which $17,830 and $17,830 were classified as current and $59,897 and $64,332 as long-term, respectively.

13. DERIVATIVE LIABILITES

As of May 31, 2018, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had total derivative liabilities of $13,910,995.

The Company estimated the fair value of the derivative liabilities using the Monte-Carlo model using the following key assumptions during the three months ended May 31, 2018:

Strike price	$1.00 - $0.001
Fair value of Company common stock	$0.0739 - $0.0110
Dividend yield	0.00%
Expected volatility	258% - 116%
Risk free interest rate	1.20% - 2.32%
Expected term (years)	0.00 - 3.66

During the three months ended May 31, 2018, the Company released $685,130 and $0, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended May 31, 2018 were as follows:

Balance as of February 28, 2018	$31,113,844
Release of derivative liability on conversion of convertible notes payable to equity	(484,161)
Debt discount due to derivative liabilities	800,608
Derivative liability in excess of face value of debt recorded to interest expense	599,842
Reduction in derivative liability due to debt settlement	(267,245)
Change in fair value of derivative liabilities	(17,851,893)
Balance as of May 31, 2018	$13,910,995

14. SHAREHOLDERS’ DEFICIT

Summary of Preferred Stock Activity

During the three months ended May 31, 2018, the Company received $174,070 for the sale of 65 Series F preferred shares. As of the reporting date these shares have not been issued and are included in preferred stock to be issued on the balance sheet.

Summary of Common Stock Activity

During the three months ended May 31, 2018, the Company issued 32,256,343 shares of its common stock for the conversion of debt and related interest and fees totaling $335,133, including $330,333 for of principal, $3,300 interest and $1,500 in fees in connection with debt converted during the period.

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

The Company will amortize the $27,843 over the four-year term on a straight-line basis as stock-based compensation. For the three-month period ended May 31, 2018, the Company amortized $1,753 to stock-based compensation with a corresponding adjustment to additional paid-in capital. At May 31, 2018, the unamortized expense was $23,250 and the intrinsic value was $0.

On April 16, 2018, the Company issued warrants to purchase 6,400,000 shares of the Company’s common stock in connection with its issuance of 6,400,000 shares of the Company’s common stock to an investor as a part of a debt conversion (see Note 10). The warrants have an exercise price of $0.02 per share and a three-year term.

The warrants have a fair value of $472,960, based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$0.02
Fair value of Company’s common stock	$0.07
Dividend yield	0.00%
Expected volatility	305.71%
Risk free interest rate	2.52%
Expected term (years)	5.00

The Company recorded $472,960 to stock-based compensation with a corresponding adjustment to additional paid-in capital.

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

ON THE MOVE SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company also leases premises in northern California. The lease began in August 2017 and expires in August 2020. The security deposit of $5,126 was paid on September 1, 2017. The Company shares premises with a supplier, who is the co-lessee. Through agreement with the supplier, the Company agreed to pay 75% of the lease costs and the supplier agreed to pay 25%.

On February 1, 2018, the Company entered into an additional lease for premises for a robotic control center. The lease runs from February 1, 2018 to January 31, 2021 for $550 per month.

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $29,605 for the three months ended May 31, 2018. Rent expense was $11,229 for the three months ended May 31, 2017.

At May 31, 2018, the Company’s future minimum payments are as follows:

Twelve Months Ended	Amount
May 31, 2019	$117,425
May 31, 2020	120,576
May 31, 2021	77,439
May 31, 2022	48,298
$363,738

16. SUBSEQUENT EVENTS

Subsequent to May 31, 2018, convertible note holders converted $116,570 of principal and $1,000 in fees into 29,445,020 shares of the Company’s common stock.

Additionally, 1,600,000 shares of the Company’s common stock were cancelled by a convertible note holder. The Company added back the $7,060 of principal that was converted to the convertible note as a result of this cancellation.

On June 6, 2018, a note holder transferred debt of $299,200, including accrued interest, to a related party to the note holder who exchanged it for a new convertible note for the same value under the same terms and conditions.

On June 11, 2018, the Company entered into a promissory note for cash proceeds of $48,000. The note bears interest at 25% per annum on the unpaid principal portion. The principal and a portion of the interest is payable in twelve equal monthly instalments of $4,562.12. An additional 2% per annum penalty per day is incurred if the Company is in default of the note. The note is secured by specific fixed assets of the Company. In addition as part of the note, the Company issued warrants to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.03 per share, a three-year maturity and a grant date fair value of $3,225 based on the Black-Scholes Option Pricing model.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended May 31, 2018 and 2017 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended February 28, 2018, as filed on June 22, 2018 with the SEC as well as Form 8-K as filed with the SEC on August 31, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Acquisition was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of OMVS’s operations were disposed of as part of the consummation of the transaction. Therefore, no goodwill or other intangible assets were recorded by OMVS as a result of the Acquisition. RAD is treated as the accounting acquirer as its stockholders control the Company after the Acquisition, even though OMVS was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of RAD as if RAD had always been the reporting company. Therefore, it should be noted that the comparative Statement of Operations and Statement of Cash Flows for the three months ended May 31, 2017 are the results of only RAD.

Results of Operations for the Three Months Ended May 31, 2018 and 2017

The following table shows our results of operations for the three months ended May 31, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017	Dollars	Percentage
Revenues	$16,666	$—	$16,666	100%

Gross profit	12,407	—	12,407	100%

Operating expenses	1,574,410	339,627	1,234,783	364%

Loss from operations	(1,562,003)	(339,627)	(1,222,376)	360%

Other income (expense), net	15,966,954	(12,348)	15,979,302	(129,408%	)

Net income (loss)	$14,404,951	$(351,975)	$14,756,926	(4,193%	)

Revenue

Total revenue for the three-month period ended May 31, 2018 was $16,666, which represented an increase of $16,666, compared to total revenue of $0 for the three months ended May 31, 2017. The increase resulted from commencing the leasing of revenue earning devices.

Gross profit

Total gross profit for the three-month period ended May 31, 2018 was $12,407, which represented an increase of $12,407, compared to total revenue of $0 for the three months ended May 31, 2017. The increase resulted from commencing the leasing of revenue earning devices less the device parts inventory reserve.

Operating Expenses

Our operating expenses were comprised of general and administrative expenses, research and development costs, and depreciation.  General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the three-month period ended May 31, 2018 and 2017 were $1,574,410 and $339,627, respectively. The overall increase of $1,234,783 in operating expenses was primarily attributable to the following increases in operating expenses:

	Period		Change
	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017	Dollars	Percentage
Research and development	$168,630	$17,317	$151,313	874%
General and administrative	1,383,927	308,091	1,075,836	349%
Depreciation and amortization	21,853	14,219	7,634	54%

Operating expenses	$1,574,410	$339,627	$1,234,783	364%

These increases in expenses are the result of the start of RAD and OMVS’s combined operations in 2018 versus only RAD’s operations that were starting up in 2017.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments, gain on settlement of debt, and interest expense, amortization of debt issuance costs and discounts. Other income (expense) during the three months ended May 31, 2018 and 2017 were $15,966,964 and ($12,348), respectively. The increase of $15,979,302 in other income was primarily attributable to the change in the fair value of the derivative liabilities and the gain on settlement of debt, partially offset by the interest expense and amortization of debt issuance costs and discounts. The change in the fair value of the derivative liabilities was the result of a decline in the Company’s stock price during the current period.

Net Income (Loss)

We had a net income of $14,404,951 for the three months ended May 31, 2018, compared to a net loss of $351,975 for the three months ended May 31, 2017. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended May 31, 2018, we have generated revenue and are trying to achieve positive cash flows from operations.

As of May 31, 2018, we had a cash balance of $135,350, accounts receivable of $16,759 and $19,041,797 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	May 31, 2018	February 28, 2018
Current assets	$562,538	$491,989
Current liabilities (1)	19,041,797	34,784,191
Working capital (deficit)	$(18,479,259)	$(34,292,202)

__________

(1)

As of May 31, 2018 and February 28, 2018, current liabilities included approximately $13.9 million and $31.1 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of May 31, 2018 and February 28, 2018, we had a cash balance of $135,350 and $24,773, respectively.

Summary of Cash Flows.

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017
Net cash used in operating activities	$(677,324)	$(342,537)
Net cash used in investing activities	(119,651)	(106,131)
Net cash provided by financing activities	907,552	407,769
Total increase (decrease) in cash	$110,577	$(40,898)

Net cash used in operating activities.

Net cash used in operating activities for the three months ended May 31, 2018 was $677,324, which included non-cash items such as change in fair value of derivative liabilities of $17,851,893, gain on settlement of debt of $268,145 and a change in operating assets of $621,803. These losses are offset by net income of $14,404,951, non-cash items including interest expense related to derivative liabilities in excess of face value of debt of $599,842, amortization of debt discount of $1,133,763, penalties from debt defaults of $185,790, stock-based compensation of $474,712 and depreciation and amortization of $21,853 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the three months ended May 31, 2018 was $119,651. This consisted primarily of the purchase of fixed assets of $119,576.

Net cash provided by financing activities.

Net cash provided by financing activities was $907,552 for the three months ended May 31, 2018. This consisted of proceeds from convertible notes payable of $700,608, net borrowings from loan payable – related party of $37,309, and proceeds from the sale of preferred stock of $174,070, offset by payments of vehicle loans of $4,435.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended February 28, 2018 filed with the SEC on June 22, 2018 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on June 14, 2018.

Related Party Transactions

For the three months ended May 31, 2018, the Company received net advances of $37,309 from its loan payable with a related party. At May 31, 2018, the balance due to the related party was $353,451, and $316,142 at February 28, 2018.

During the three months ended May 31, 2018, the Company paid $135,340 in consulting fees for research and development to a company owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of May 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

On the Move Systems Corp.

Date: July 16, 2018	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director