Form 10-Q
period 2018-08-31
Artificial Intelligence Technology Solutions Inc.
filed 2018-11-01
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2018

OR

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER: 0-55079

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2343603
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

701 North Green Valley Parkway, Suite 200 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip code)

(702) 990-3271

(Registrant’s telephone number, including area code)

ON THE MOVE SYSTEMS CORP.

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,508.089 shares of common stock were issued and outstanding as of October 19, 2018.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2018	February 28, 2018
ASSETS
Current assets:
Cash	$16,456	$24,773
Accounts receivable	18,373	28,000
Device parts inventory	265,584	316,113
Prepaid expenses and deposits	70,277	83,103
Note receivable, net of allowance for bad debt of $40,000 and $0, respectively	—	40,000
Total current assets	370,690	491,989
Revenue earning devices, net of accumulated depreciation of $14,788 and $0, respectively	173,902	—
Fixed assets, net of accumulated depreciation of $65,122 and $36,632, respectively	123,566	158,205
Intangible asset, net	49,521	56,248
Security deposit	30,216	30,141
Total assets	$747,895	$736,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,259,413	$487,243
Advances payable	8,594	1,594
Balance due on acquisition of WeSecure	25,000	25,000
Customer deposits	10,000	10,000
Current portion of convertible notes payable, net of discount of $2,689,736 and $3,418,636, respectively	3,513,797	2,117,946
Loan payable - related party	452,050	316,142
Loans payable	175,000	—
Vehicle loan - current portion	17,830	17,830
Current portion of accrued interest payable	1,001,024	694,592
Derivative liability	16,548,058	31,113,844
Total current liabilities	23,010,766	34,784,191
Convertible notes payable, net of discount of $389,255 and $832,373, respectively	175,744	95,060
Accrued interest payable	73,576	55,917
Vehicle loan	55,348	64,332
Total liabilities	23,315,434	34,999,500

Shareholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 shares issued and outstanding	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 shares issued and outstanding	3,450	3,450
Common Stock, $0.001 par value; 480,000,000 shares authorized 2,718,001 and 1,250,600 shares issued and outstanding, respectively	2,718	1,250
Additional paid-in capital	3,078,798	1,232,062
Preferred stock to be issued	174,070	—
Accumulated deficit	(25,830,925)	(35,504,029)
Total shareholders’ deficit	(22,567,539)	(34,262,917)
Total liabilities and shareholders’ deficit	$747,895	$736,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017	Six Months Ended August 31, 2018	Six Months Ended August 31, 2017

Revenues	$10,175	$35,000	$26,841	$35,000

Cost of goods sold	31,250	—	35,509	—

Gross profit (loss)	(21,075)	35,000	(8,668)	35,000

Operating expenses:
Research and development	64,501	82,997	233,131	89,633
General and administrative	898,290	423,081	2,282,217	729,990
Depreciation and amortization	29,560	14,958	51,413	33,694
Loss on impairment of fixed assets	4,739	92,942	4,739	92,942
Total operating expenses	997,090	613,978	2,571,500	946,259

Loss from operations	(1,018,165)	(578,978)	(2,580,168)	(911,259)

Other income (expense), net:
Change in fair value of derivative liabilities	(1,859,253)	751,241	15,992,640	751,241
Interest expense	(1,531,674)	(2,836,447)	(3,684,758)	(2,848,795)
Loss on settlement of debt	(322,755)	—	(54,610)	—
Total other income (expense), net	(3,713,682)	(2,085,206)	12,253,272	(2,097,554)

Net income (loss)	$(4,731,847)	$(2,664,184)	$9,673,104	$(3,008,813)

Net income (loss) per share – basic	$(2.52)	$(60.08)	$6.07	$(135.71)

Net income (loss) per share – diluted	$—	$—	$0.02	$—

Weighted average common shares outstanding – basic	1,878,320	44,343	1,594,296	22,171

Weighted average common shares outstanding – diluted	282,622,770	653,504	553,464,608	631,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31, 2018	Six Months Ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,673,104	$(3,008,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,413	33,694
Provision for note receivable	40,000	—
Loss on impairment of fixed assets	4,739	92,942
Stock-based compensation	540,069	—
Change in fair value of derivative liabilities	(15,992,640)	(751,241)
Interest expense related to penalties from debt defaults	221,055	—
Interest expense related to derivative liability in excess of face value of debt	684,781	2,823,125
Amortization of debt discount	2,352,222	—
Loss on settlement of debt	54,610	—
Changes in operating assets and liabilities:
Accounts receivable	9,627	(7,222)
Deposits on robots	—	(150,000)
Prepaid expenses	12,826	—
Device parts inventory	50,529	—
Accounts payable and accrued expenses	784,172	24,665
Accrued interest payable	403,799	26,400
Customer deposits	—	(10,000)
Net cash used in operating activities	(1,109,694)	(926,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(188,690)	(64,437)
Cash paid for security deposit	(75)	(25,747)
Cash acquired in reverse capitalization	—	2,022
Net cash used in investing activities	(188,765)	(88,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	818,108	200,000
Proceeds from loans payable	171,040	—
Net borrowings on loan payable - related party	135,908	23,262
Loan from OMVS to RAD prior to the reverse recapitalization	—	752,500
Repayment of vehicle loan	(8,984)	(3,903)
Proceeds from sale of preferred shares	174,070	—
Net cash provided by financing activities	1,290,142	971,859

Net change in cash	(8,317)	(42,753)

Cash, beginning of period	24,773	56,907

Cash, end of period	$16,456	$14,154

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$3,213	$2,870
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Transfer of devices from deposits to revenue earning devices	$—	$62,600
Debt discount from derivative liabilities	$924,009	$565,000
Conversion of convertible notes and interest to shares of common stock	$550,913	$—
Release of derivative liability on conversion of convertible notes payable	$757,222	$—
Settlement and exchange of convertible notes payable	$575,286	$—
Capitalization of accrued interest to convertible notes payable	$58,288	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL INFORMATION

Artificial Intelligence Technology Systems Inc. (formerly known as On the Move Systems Corp.) (“AITX” or the “Company”) was incorporated in Florida on March 25, 2010 and reincorporated in Nevada on February 17, 2015. On August 24, 2018, Artificial Intelligence Technology Systems Inc, changed its name from On the Move Systems Corp (“OMVS”).

Robotic Assistance Devices, LLC (“RAD”), was incorporated in the State of Nevada on July 26, 2016 as a LLC. On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. through the issuance of 10,000 common shares to its sole shareholder.

On August 28, 2017, AITX completed the acquisition of RAD (the “Acquisition”), whereby AITX acquired all the ownership and equity interest in RAD for 3,350,000 shares of AITX Series E Preferred Stock and 2,450 shares of Series F Convertible Preferred Stock. AITX’s prior business focus was transportation services, and AITX was exploring the on-demand logistics market by developing a network of logistics partnerships. As a result of the closing of the Acquisition, AITX has succeeded to the business of RAD, in which AITX purchased all of the outstanding shares of capital stock of RAD. As a result, AITX’s business going forward will consist of one segment activity which is the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs.

The Acquisition was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AITX’s operations were disposed of as part of the consummation of the transaction. Therefore, no goodwill or other intangible assets were recorded by AITX as a result of the Acquisition. RAD is treated as the accounting acquirer as its stockholders control the Company after the Acquisition, even though AITX was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of RAD as if RAD had always been the reporting company.

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

For the six months ended August 31, 2018, the Company had negative cash flow from operating activities of $1,109,694. As of August 31, 2018, the Company has an accumulated deficit of $25,830,925 and negative working capital of $22,640,076. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At August 31, 2018 and February 28, 2018, the Company had no deferred development costs.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
August 31, 2018
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$16,548,058	$—	$—	$16,548,058

February 28, 2018
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$31,113,844	$—	$—	$31,113,844

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The anti-dilutive shares of common stock outstanding for the three and six months ended August 31, 2018 and 2017 were as follows:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(4,731,847)	$(2,664,184)	$9,673,104	$(3,008,813)

Effect of common stock equivalents
Add: interest expense on convertible debt	186,366	—	410,184	—
Less: tax effect of decrease in interest expense	(39,137)	—	(86,139)	—
Net income (loss) adjusted for common stock equivalents	$(4,584,618)	$(2,664,184)	$9,997,149	$(3,008,813)

Denominator:
Weighted average – basic	1,878,320	44,343	1,594,296	22,171

Net income (loss) per share – basic	$(2.52)	$(60.08)	$6.07	$(135.71)

Dilutive effect of common stock equivalents:
Stock options and warrants	2,294	—	16,436	—
Convertible debt	271,365,054	—	542,476,774	—
Preferred stock	9,377,102	3,518,582	9,377,102	3,518,582

Denominator:
Weighted average shares – diluted	282,622,770	3,562,925	553,464,608	3,540,753

Net income per share – diluted	$(0.02)	$(0.75)	$0.02	$(0.85)

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

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

As disclosed in the revenue recognition section of Note 3 – Accounting Polices, the Company adopted Topic 606 in accordance with the effective date on March 1, 2018. Note 3 includes disclosures regarding the Company’s method of adoption and the impact on the Company’s financial statements. Upon adoption of Topic 842, also referred to above in Note 3, the Company plans to account for revenue earned from rental activities where an identified asset is transferred to the customer and the customer has the ability to control that asset, will be accounted for under this topic. Until the Company adopts Topic 842, revenues from rental activities are recognized in accordance with Topic 606. The Company is currently evaluating the effects of Topic 842 on its unaudited condensed financial statements.

Revenue is recognized on direct sales of goods or services when persuasive evidence of an arrangement exists, goods are delivered and/or services are rendered, sales price is determinable, and collection is reasonably assured. The Company recognizes revenue from its device rental activities when persuasive evidence of a contract exists, the performance obligations have been satisfied, the transaction price is fixed or determinable and collection is reasonably assured. Performance obligations associated with device rental transactions are satisfied over the rental period. Rental periods are short-term in nature. Therefore, the Company has elected to apply the practical expedient which eliminates the requirement to disclose information about remaining performance obligations. Payments are due from customers at the completion of the rental, except for customers with negotiated payment terms, generally net 30 days or less, which are invoiced and remain as accounts receivable until collected

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended August 31, 2018	Six Months Ended August 31, 2018
Device rental activities	$10,175	$26,431
Direct sales of goods and services	—	410
	$10,175	$26,841

5. PREPAID EXPENSE AND DEPOSITS

Prepaid expense and deposits on device parts expected to be received within one year were comprised of the following:

	August 31, 2018	February 28, 2018
Deposits on device parts	$7,070	$—
Software licenses	5,800	—
Prepaid insurance	32,242	22,076
Prepaid travel	—	10,488
Prepaid trade show expenses	25,165	50,539
	$70,277	$83,103

6. REVENUE EARNING DEVICES

Revenue earning devices s consisted of the following:

	August 31, 2018	February 28, 2018
Revenue earning devices	$188,690	$—
Less: Accumulated depreciation	(14,788)	—
	$173,902	$—

During the six months ended August 31, 2018, the Company made total additions to revenue earning devices of $188,690.

Depreciation expense was $11,579 and $14,788 for the three and six months ended August 31, 2018, respectively, and $6,594 and $13,706 for the three and six months ended August 31, 2017, respectively.

7. FIXED ASSETS

Fixed assets consisted of the following:

	August 31, 2018	February 28, 2018
Automobile	$136,317	$136,318
Computer equipment	17,363	17,361
Office equipment	5,680	11,829
Leasehold improvements	29,328	29,329
	188,688	194,837
Less: Accumulated depreciation	(65,122)	(36,632)
	$123,566	$158,205

During the six months ended August 31, 2018, the Company made no additions to fixed assets and wrote -off fixed assets having a net book value of $4,739 and recorded a corresponding loss on impairment of fixed assets.

During the six months ended August 31, 2017 the Company acquired total fixed assets of $64,437. Due to several demo robots becoming non-operational during the six months ended August 31, 2017, the Company wrote down fixed assets with a net book value of $92,942 to $0 as loss on impairment of fixed assets.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Depreciation expense was $14,886 and $29,898 for the three and six months ended August 31, 2018, respectively, and $8,364 and $19,988 for the three and six months ended August 31, 2017, respectively.

8. INTANGIBLE ASSET

Intangible asset consisted of the following:

	August 31, 2018	February 28, 2018
Intangible asset	$61,901	$61,901
Less accumulated amortization	(12,380)	(5,653)
	$49,521	$56,248

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

Under the asset purchase agreement, the two principals of WeSecure were also hired on an at will basis: one as a sales director for a salary of $8,000 per month and the other as a consultant at $1,000 per month. The salary has been committed to until September 1, 2019, regardless of employment within the Company, In addition, the two principals will receive collectively a commission of $500/month for each SMP robot rented by an identified customer for one year, as long as the customer stays with the Company for two years and an additional year of commission if the two principals remain employed with the Company through September 1, 2020. They will also receive a commission of 5% of net revenues on sales to identified customers for non-SMP robots for 2 years.  In addition, the Company agreed to issue 4,500 options to the two principals to purchase shares its common stock at an exercise price of $5.00 per share that vest on October 2, 2021.

The purchase price was allocated to the following assets as a part of this transaction:

Assets Acquired:
Cash	$17,000
Robots, parts, and equipment	46,099
Intangible assets	61,901
Total assets acquired	$125,000

Amortization expense was $3,095 and $6,727 for the three and six months ended August 31, 2018, respectively, and $0 for both the three and six months ended August 31, 2017.

At both August 31, 2018 and February 28, 2018, the balance due on acquisition to WeSecure was $25,000. The acquisition was to be fully paid by February 28, 2018 per the agreement, however no notices have been sent.

9. NOTE RECEIVABLE

On March 13, 2017, the Company loaned $40,000 to a third party vendor. The note bore interest at 18% per annum and was payable on April 13, 2017. The note was not repaid by the due date. The note was subsequently amended to bear interest of 2% per month plus a $10,000 fee. It was payable on December 31, 2017 and is secured in senior rank on all assets of the borrower. The Company evaluated the note receivable to determine whether its lending activities create a variable interest entity that would require consolidation and determined that it does not create a variable interest entity. Based on the current information available, the Company recorded a full allowance for this note of $40,000, with a corresponding adjustment to bad debt expense.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		August 31,	February 28,
Issued	Maturity	Rate	Rate per Share		2018	2018
February 28, 2011	February 26, 2013 *	18%	$0.015	(3)	$32,600	$32,600
January 31, 2013	February 28, 2017 *	25%	$0.010	(3)	119,091	119,091
May 31, 2013	November 30, 2016 *	25%	$0.010	(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	25%	$0.002	(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	25%	$0.002	(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	25%	$0.001	(3)	63,357	63,357
May 31, 2015	August 31, 2017 *	25%	$1.000	(3)	65,383	65,383
August 31, 2015	August 31, 2017 *	25%	$0.300	(3)	91,629	91,629
November 30, 2015	November 30, 2018	10%	$0.300	(3)	269,791	269,791
February 29, 2016	February 28, 2019	10%	60% discount	(2)	95,245	95,245
May 31, 2016	May 31, 2019	10%	$0.003	(3)	35,100	35,100
July 18, 2016	July 18, 2017	10%	49% discount	(2)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	50,000
March 21, 2017	March 21, 2018 *	22%	40% discount	(2)	—	30,000
April 4, 2017	December 4, 2017 *	10%	40% discount	(2)	—	12,066
April 19, 2017	April 19, 2018 *	24%	50% discount	(2)	96,250	96,250
April 20, 2017	January 30, 2018 *	22%	40% discount	(1)	—	28,000
April 26, 2017	April 26, 2018 *	0%	$0.10		67	67
May 1, 2017	May 1, 2021	8%	35% discount		50,000	50,000
May 4, 2017	May 4, 2018 *	24%	40% discount		143,000	150,000
May 15, 2017	May 15, 2018 *	0%	$0.10		1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018 *	24%	40% discount	(2)	200,000	200,000
June 16, 2017	June 16, 2018 *	0%	$0.10		750	750
July 6, 2017	July 6, 2018 *	24%	40% discount	(2)	200,000	200,000
August 8, 2017	August 8, 2018	8%	40% discount	(2)	125,000	125,000
July 28, 2017	July 28, 2018	15%	50% discount	(2)	—	116,875
August 29, 2017	August 29, 2018 *	24%	50% discount	(2)	147,500	247,500
September 1 ,2017	September 1 ,2018	0%	lower of 50% discount/ $0.50		187,000	187,000
September 12, 2017	September 12, 2018	8%	40% discount	(2)	—	128,000
September 25, 2017	September 25, 2018	15%	50% discount	(2)	—	398,750
October 4, 2017	May 4, 2018 *	24%	40% discount	(2)	150,000	150,000
October 16, 2017	October 16, 2018	15%	50% discount	(2)	345,000	345,000
November 22, 2017	November 22, 2018	15%	50% discount	(2)	500,250	500,250
December 28, 2017	August 28, 2017 *	10%	40% discount	(2)	36,500	60,500
December 29, 2017	December 29, 2018	15%	50% discount	(2)	330,000	330,000
January 9, 2018	January 9, 2019	8%	40% discount	(2)	82,500	82,500
January 30, 2018	January 30, 2019	15%	50% discount	(2)	300,000	300,000
February 21, 2018	February 21, 2019	15%	50% discount	(2)	300,000	300,000
March 14, 2018	March 14, 2019	10%	40% discount	(2)	50,000	—
March 16, 2018	March 16, 2019	15%	50% discount	(2)	95,000	—
June 7, 2017	June 7, 2018 *	8%	40% discount	(2)	200,000	—
April 9, 2018	April 9, 2019	15%	50% discount	(2)	55,000	—
March 21, 2017	March 21, 2018 *	24%	40% discount	(2)	15,000	—
March 21, 2017	March 21, 2018 *	24%	40% discount	(2)	40,000	—
April 17, 2018	April 17, 2019	8%	45% discount	(2)	—	—
April 20, 2018	April 20, 2019	8%	40% discount	(2)	49,904	—
May 2, 2018	December 2, 2018	10%	40% discount	(2)	77,000	—
May 4, 2018	May 4, 2019	12%	50% discount	(2)	102,765	—
May 14, 2018	December 14, 2018	10%	50% discount	(2)	51,725	—
May 23, 2018	May 23, 2019	10%	50% discount	(2)	110,000	—
June 6, 2018	June 6, 2019	15%	50% discount	(2)	296,279	—
June 19, 2018	March 19, 2019	15%	50% discount	(2)	110,649	—
July 6, 2017	July 6, 2018 *	8%	40% discount	(2)	95,000	—
August 1, 2018	August 1, 2019	15%	50% discount	(2)	32,500	—
August 23, 2018	August 23, 2019	8%	45% discount	(2)	95,720	—

					6,768,532	6,136,681

Less: current portion of convertible notes payable					(6,203,533)	(5,536,582)
Less: discount on noncurrent convertible notes payable					(389,255)	(505,039)
Noncurrent convertible notes payable, net of discount					$175,744	$95,060

Current portion of convertible notes payable					$6,203,533	$5,536,582
Less: discount on current portion of convertible notes payable					(2,689,736)	(3,418,636)
Current portion of convertible notes payable, net of discount					$3,513,797	$2,117,946

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

__________

*	The indicated notes were in default as of August 31, 2018
(1)	The note is convertible beginning six months after the date of issuance.
(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.
(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

During the three months ended August 31, 2018 and 2017, the Company incurred original issue discounts of $13,960 and $565,000, respectively, and derivative discounts of $123,401 and $0, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the three months ended August 31, 2018 and 2017, the Company recognized interest expense related to the amortization of debt discount of $1,218,459 and $0, respectively. The Company recorded penalty interest of $35,265 during the three months ended August 31, 2018.

During the six months ended August 31, 2018 and 2017, the Company incurred original issue discounts of $62,853 and $565,000, respectively, and derivative discounts of $924,009 and $0, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the six months ended August 31, 2018 and 2017, the Company recognized interest expense related to the amortization of debt discount of $2,352,222 and $0, respectively. The Company recorded penalty interest of $221,055 during the six months ended August 31, 2018.

All the notes above are unsecured. As of August 31, 2018, the Company had total accrued interest payable of $1,074,600, of which $1,001,024 is classified as current and $73,576 is classified as noncurrent.

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

On March 1, 2018, the Company issued a convertible redeemable note to an investor with an aggregate principal amount of $95,000, due on March 1, 2019 for cash proceeds of $95,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate.

In March 2018 and April 2018, an investor paid the Company $200,000 in exchange for a June 7, 2017 back end note for $200,000 that matured on June 7, 2018. The note is convertible into common shares of the Company and a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has an 8% per annum interest rate.

On April 9, 2018, the Company issued a convertible redeemable note to an investor with an aggregate principal amount of $55,000, due on April 9, 2019 for cash proceeds of $55,000. The promissory note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 15% per annum interest rate.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On May 2, 2018, the Company received $70,000 of proceeds from an investor for a promissory note with a principal amount of $77,000, including an original issue discounts of $7,000 and an eight-month maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 10% per annum interest rate.

On May 4, 2018, the Company received $71,500 of proceeds from an investor for a promissory note with a principal amount of $82,500, including an original issue discounts of $19,892 and a one-year maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 12% per annum interest rate.

On May 23, 2018, the Company received $90,108 of proceeds from an investor for a promissory note with a principal amount of $110,000, including an original issue discounts of $19,892 and an eight-month maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock for the last 40 trading days prior to conversion, and has a 10% per annum interest rate.

In July and August 2018, the Company received $85,000 of proceeds from an investor for a back end note date July 6, 2017 principal amount of $95,000, including an original issue discounts of $10,000 and a twelve-month maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has an 8% per annum interest rate.

On July and August 2018, the Company received $32,500 of proceeds from an investor for a promissory note with a principal amount of $32,500, and a one-year maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 15% per annum interest rate commencing on August 1, 2018.

During the six months ended August 31, 2018 the Company also had the following activity:

●

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

●

a debt holder transferred debt of $299,200, including accrued interest to third parties, who exchanged it for a replacement convertible note totaling $299,200; with the same term and conditions, a one-year maturity, maturing on September 25, 2018, and bearing interest at 15%  per annum. A loss on settlement of debt of $484,484 was recorded that includes the amount of associated derivative liability that was written off.

●

a debt holder transferred debt of $132,149, including accrued interest to third parties, who exchanged it for a replacement convertible note totaling $132,149; with an eight-month maturity, maturing on March 19, 2019, and bearing interest at 15%  per annum. A gain on settlement of debt of $71,100 was recorded that includes the amount of associated derivative liability that was written off.

●

the Company exchanged a replacement note issued on April 17,2018 for principal of $100,000 and a one-year maturity, maturing on April 17, 2019, and bearing interest at 8% per annum  for another replacement note issued on August 23, 2018 for principal of $100,000 and a one-year maturity, maturing on August 23, 2019, and bearing interest at 8% per annum.  A gain on settlement of debt of $90,629 was recorded that includes the amount of associated derivative liability that was written off.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Conversions to common stock

During the six months ended August 31, 2018, holders of certain convertible notes payable elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion.

Conversion Date	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued

April 16, 2018	$132,160	$—	$—	$132,160	64,000
April 26, 2018	14,500	—	500	15,000	14,286
May 1, 2018	26,250	—	—	26,250	25,000
May 3, 2018	5,000	—	—	5,000	4,762
May 7, 2018	27,900	—	—	27,900	30,000
May 10, 2018	32,400	—	—	32,400	40,000
May 11, 2018	14,500	—	500	15,000	18,519
May 15, 2018	7,060	—	500	7,560	16,000
May 15, 2018	8,000	—	—	8,000	9,877
May 21, 2018	20,250	—	—	20,250	25,000
May 22, 2018	6,075	—	—	6,075	9,000
May 24, 2018	13,056	3,300	—	16,356	20,969
May 30, 2018	8,182	—	—	8,182	15,152
May 30, 2018	15,000	—	—	15,000	30,000
June 7, 2018	2,922	—	—	2,922	6,640
June 18, 2018	17,000	—	—	17,000	40,000
June 19, 2018	14,500	—	500	15,000	29,412
June 28, 2018	18,000	—	—	18,000	40,000
June 28, 2018	(7,060)	—	(500)	(7,560)	(16,000)
July 5, 2018	14,500	—	500	15,000	35,714
July 5, 2018	8,818	—	—	8,818	28,524
July 11, 2018	10,200	—	—	10,200	40,000
July 11, 2018	14,500	—	500	15,000	49,020
July 19, 2018	16,000	—	500	16,500	50,000
July 19, 2018	11,000	1,365	—	12,365	44,055
July 23, 2018	14,500	—	500	15,000	71,429
July 25, 2018	5,000	—	—	5,000	23,810
July 31, 2018	11,000	1,455	—	12,455	64,195
August 24, 2018	—	15,300	—	15,300	102,000
August 27, 2018	5,500	—	500	6,000	100,000
August 29, 2018	4,280	—	500	4,780	113,814
August 30, 2018	6,000	—	—	6,000	100,000
August 31, 2018	20,000	—	—	20,000	111,111
August 31, 2018	7,500	—	500	8,000	111,112

	$524,493	$21,420	$5,000	$550,913	1,467,401

11. RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2018, the Company received net advances of $135,908 from its loan payable with a related party. At August 31, 2018, the balance due to the related party was $452,050, and $316,142 at February 28, 2018.

During the three and six months ended  August 31, 2018, the Company paid $60,768 and $196,108 in consulting fees for research and development to a company owned by a principal shareholder.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. OTHER DEBT – VEHICLE LOAN

In December 2016, the RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. The principal repayments were $8,984 and $3,903 for the six months ended August 31, 2018 and 2017, respectively. The balances of the amounts owed on the vehicle loan were $73,178 and $82,162 as of August 31, 2018 and February 28, 2018, respectively, of which $17,830 and $17,830 were classified as current and $55,348 and $64,332 as long-term, respectively.

13. LOANS PAYABLE

Loans payable consisted of the following:

					Annual
					Interest
Date	Maturity	Type		Principal	Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000	25%
June 20, 2018	August 20, 2018	Promissory note	(4)	50,000	20%
July 30, 2018	December 1, 2018	Promissory note	(2)	12,000	15%
August 10, 2018	September 1, 2018	Promissory note	(4)	10,000	25%
August 16, 2018	August 16, 2019	Promissory note	(1)	25,000	25%
August 16, 2018	October 1 ,2018	Promissory note	(4)	10,000	25%
August 23, 2018	October 20,2018	Promissory note	(4)	20,000	20%

				$175,000

__________

(1)	Repayable in 12 monthly installments of $2,376, commencing September 16, 2018 and secured. by the revenue earning devices of the Company having a net book value of at least $25,000.

(2)	Including an original issue discount of $3,000.

(3)

Repayable in 12 monthly installments of $4,562, commencing August 11, 2018 and secured  by the revenue earning devices of the Company having a net book value of  at least $48,000. The Company also granted warrants to purchase 2,500 shares of the Company’s common stock, with a 3-year term and an exercise price of $3.00.

(4)	Note is in default. No notice has been given by the note holder.

14. DERIVATIVE LIABILITES

As of August 31, 2018, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had total derivative liabilities of $16,548,058.

The Company estimated the fair value of the derivative liabilities using the Monte-Carlo model using the following key assumptions during the six months August 31, 2018:

Strike price	$1.00 - $0.001
Fair value of Company common stock	$0.0739 - $0.0110
Dividend yield	0.00%
Expected volatility	258% - 116%
Risk free interest rate	1.20% - 2.32%
Expected term (years)	0.00 - 3.66

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six months ended August 31, 2018, the Company released $75,092 and $757,222, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended August 31, 2018 were as follows:

Balance as of February 28, 2018	$31,113,844

Release of derivative liability on conversion of convertible notes payable	(757,222)
Debt discount due to derivative liabilities	924,009
Derivative liability in excess of face value of debt recorded to interest expense	684,781
Increase in derivative liability due to debt settlement	575,286
Change in fair value of derivative liabilities	(15,992,640)
Balance as of August 31, 2018	$16,548,058

15. SHAREHOLDERS’ EQUITY (DEFICIT)

Summary of Preferred Stock Activity

During the six months ended August 31, 2018, the Company received $174,070 for the sale of 65 Series F preferred shares. As of the reporting date, these shares have not been issued and are included in preferred stock to be issued on the balance sheet.

Summary of Common Stock Activity

On August 24, 2018, the Company undertook a 100:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 10).

During the six months ended August 31, 2018, the Company issued 1,467,401 shares of its common stock for the conversion of debt and related interest and fees totaling $550,913, including $524,493 for of principal, $21,420 interest, $5,000 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 11).

Summary of Stock Option Activity

As part of the asset purchase agreement described in Note 8, the Company issued 4,500 options to purchase shares at an exercise price of $5.00 per share that vest on October 2, 2021.

The options have a grant date fair value of $27,843, based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$0.05
Fair value of Company’s common stock	$0.06
Dividend yield	0.00%
Expected volatility	303.81%
Risk free interest rate	1.94%
Expected term (years)	4.00

The Company will amortize the $27,843 over the four-year term on a straight-line basis as stock-based compensation. For the three and six months periods ended August 31, 2018, the Company amortized $4,593 and $6,346, respectively, to stock-based compensation with a corresponding adjustment to additional paid-in capital. At August 31, 2018, the unamortized expense was $18,657 and the intrinsic value was $0.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended August 31, 2018, the Company issued the following warrants as part of debt conversions (see Note 10):

●

On April 16, 2018, the Company issued warrants to purchase 64,000 shares of the Company’s common stock in connection with its issuance of 64,000 shares of the Company’s common stock to an investor. The warrants have an exercise price of $2.00 per share and a three-year term.

●

On June 6, 2018, the Company issued warrants to purchase 6,640 shares of the Company’s common stock in connection with its issuance of 6,640 shares of the Company’s common stock to an investor. The warrants have an exercise price of $0.44 per share and a three-year term.

●

On August 24, 2018, the Company issued warrants to purchase 102,000 shares of the Company’s common stock in connection with its issuance of 102,000 shares of the Company’s common stock to an investor. The warrants have an exercise price of $0.15 per share and a three-year term.

The Company also issued 2,500 warrants with an exercise price of $3.00 per share and a 3-year term on June 11, 2018, in connection with a loan payable (see Note 13).

The above warrants have an aggregate grant date fair value of $533,723, based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$0.15-$3.00
Fair value of Company’s common stock	$0.50 -$7.00
Dividend yield	0.00%
Expected volatility	305.71%-336.6%
Risk free interest rate	2.52%-2.68%
Expected term (years)	3.00-5.00

The Company recorded $533,723 to stock-based compensation with a corresponding adjustment to additional paid-in capital.

16. COMMITMENTS AND CONTINGENCIES

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

In February 2016, the Company received notice that it had been sued in the Clark County District Court of Nevada. The plaintiff alleges that the Company obtained certain trade secrets through a third party also named in the suit. The Company believes the suit is without merit and intend to vigorously defend it. An arbitration was conducted on May 9, 2017, and the Plaintiff filed a Notice of Trial de Novo, seeking a review of the merit dismissal. The outcome of this matter is uncertain and there is no specific timeline available as of the date of this filing.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

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

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $30,157 and $59,762 for the three and six months ended August 31, 2018. Rent expense was $16,317 and $ 26,222 for the three and six months ended August 31, 2017.

At August 31, 2018, the Company’s future minimum payments are as follows:

Twelve Months Ended	Amount
August 31, 2019	$120,880
August 31, 2020	120,077
August 31, 2021	72,284
August 31, 2022	33,808
$347,049

17. SUBSEQUENT EVENTS

Subsequent to August 31, 2018, convertible note holders converted $110,216 of principal, $1,859 interest and $3,500 in fees into 4,790,088 shares of the Company’s common stock.

Subsequent to August 31, 2018, the Company issued warrants to purchase 829,125 shares of the Company’s common stock in connection with its issuance of 829,125 shares of the Company’s common stock to an investor as a part of a debt conversion.

The warrants have a fair value of $61,983 based on the Black-Scholes option pricing model.

On September 13, 2018, the Company received $53,000 of proceeds from an investor for a promissory note with a principal amount of $53,000, maturing on June 13, 2019. The promissory note is convertible into common shares of the Company at a conversion price equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 12% per annum interest rate.

On September 18, 2018, the Company received $50,000 of proceeds from an investor for a promissory note with a principal amount of $50,000, maturing on March 17, 2019. The promissory note is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 10% per annum interest rate.

On September 20, 2018, the Company received $39,350 of proceeds from an investor for a promissory note with a principal amount of $39,350, maturing on September 20, 2019. The promissory note is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 15% per annum interest rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and six months ended August 31, 2018 and August 31, 2017 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended February 28, 2018, as filed on June 22, 2018 with the SEC as well as Form 8-K as filed with the SEC on August 31, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “AITX”, the “Company”, “we”, “us”, and “our” refer to Artificial Intelligence Technology Systems Inc.

Overview

Artificial Intelligence Technology Systems Inc. (formerly On the Move Systems Corp.) was incorporated in Florida on March 25, 2010 and reincorporated in Nevada on February 17, 2015. On August 24, 2018 AITX changed its name from On the Move Systems Corp. (“OMVS”).

Robotic Assistance Devices, LLC (“RAD”), was incorporated in the State of Nevada on July 26, 2016 as a LLC. On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. through the issuance of its 10,000 authorized common shares to its sole shareholder.

On August 28, 2017, AITX completed the acquisition of RAD (the “Acquisition”), whereby AITX acquired all the ownership and equity interest in RAD for 3,350,000 shares of AITX Series E Preferred Stock and 2,450 shares of Series F Convertible Preferred Stock. AITX’s prior business focus was transportation services, and AITX was exploring the on-demand logistics market by developing a network of logistics partnerships. As a result of the closing of the Acquisition, AITX has succeeded to the business of RAD, in which AITX purchased all of the outstanding shares of capital stock of RAD. As a result, AITX’s business going forward will consist of one segment activity which is the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs.

The Acquisition was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of AITX’s operations were disposed of as part of the consummation of the transaction. Therefore, no goodwill or other intangible assets were recorded by AITX as a result of the Acquisition. RAD is treated as the accounting acquirer as its stockholders control the Company after the Acquisition, even though AITX was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of RAD as if RAD had always been the reporting company.

Results of Operations for the Three Months Ended August 31, 2018 and 2017

The following table shows our results of operations for the three months ended August 31, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017	Dollars	Percentage
Revenues	$10,175	$35,000	$(24,825)	(71%	)

Gross profit (loss	(21,075)	35,000	(56,075)	(160%	)

Operating expenses	997,090	613,978	383,112	62%

Loss from operations	(1,018,165)	(578,978)	(439,187)	76%

Other income (expense), net	(3,713,682)	(2,085,206)	(1,628,476)	78%

Net loss	$(4,731,847)	$(2,664,184)	$(2,067,663)	78%

Revenue

Total revenue for the three-month period ended August 31, 2018 was $10,175, which represented a decrease of $24,825, compared to total revenue of $35,000 for the period ended August 31, 2017. The decrease resulted from commencing the leasing of the new  revenue earning devices, compared to the older models from 2017 which are no longer in use.

Gross profit (loss)

Total gross profit (loss) for the three-month period ended August 31, 2018 was ($21,075), which represented a decrease of $56,075, compared to total gross profit of $35,000 for the three months ended August 31, 2017. The decrease resulted from commencing the leasing of revenue earning devices in 2018, less the device parts inventory reserve, which resulted in a gross loss for this period.

Operating Expenses

	Period		Change
	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017	Dollars	Percentage
Research and development	$64,501	$82,997	$(18,496)	(22%	)
General and administrative	898,290	423,081	475,209	112%
Depreciation and amortization	29,560	14,958	14,602	98%
Loss on impairment of fixed assets	4,739	92,942	(88,203)	(95%	)

Operating expenses	$997,090	$613,978	$383,112	62%

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and a loss on impairment of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the three-month period ended August 31, 2018 and August 31, 2017, were $997,090 and $613,978, respectively. The overall increase of $383,112 was primarily attributable to the following changes in operating expenses of:

●

General and administrative expenses increased by $475,209, primarily due to the increase in stock-based compensation due to the issuance in warrants for the three months ended August 31, 2017 of $60,673, higher salary and wages of approximately $185,000 due to an increase in staff from 8 to 15 people, with the remainder increases the result of the start of RAD and AITXS’s combined operations in 2018 versus only RAD’s operations that were starting up in 2017.

●	Research and development decreased by $18,496 due to higher fees paid to consultants in 2017

●

Depreciation and amortization increased by $14,602 due to additions to fixed assets.  Loss on impairment of fixed assets decreased by $88,203 because the old revenue earning devices were written off in 2017.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the three months ended August 31, 2018 and August 31, 2017, was ($3,713,682) and ($2,085,206), respectively. The $1,628,476 increase in other expense was primarily attributable to the change in the fair value of derivatives, interest expense, including interest expense related to derivative liability in excess of the face value of debt) and loss on settlement of debt. Fair value of derivatives was largely affected by the change in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities increased by $2,610,494 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●	Interest expense decreased by $1,304,773 due to a decrease in interest expense related to the derivative liability in excess of debt partially offset by an increase in interest expense on debt.

●	Loss (gain) on settlement of debt increased by $322,755 due to an increase in debt transfers this quarter.

Net Loss

We had a net loss of $4,731,847 for the three months ended August 31, 2018, compared to the net loss of $2,664,184 for the three months ended August 31, 2017. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Results of Operations for the Six Months Ended August 31, 2018 and 2017

The following table shows our results of operations for the six months ended August 31, 2018 and August 31, 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Six Months Ended August 31, 2018	Six Months Ended August 31, 2017	Dollars	Percentage
Revenues	$26,841	$35,000	$(8,159)	(23%	)

Gross profit (loss)	(8,668)	35,000	(43,668)	(125%	)

Operating expenses	2,571,500	946,259	1,625,241	172%

Loss from operations	(2,580,168)	(911,259)	(1,668,909)	183%

Other income (expense), net	12,253,272	(2,097,554)	14,350,826	(684%	)

Net income (loss)	$9,673,104	$(3,008,813)	$12,681,917	421%

Revenue

Total revenue for the six-month period ended August 31, 2018 was $26,841, which represented a decrease of $8,159, compared to total revenue of $35,000 for the six-month period ended August 31, 2017. The decrease resulted from commencing the leasing of the new  revenue earning devices, compared to the older models from 2017 which are no longer in use.

Gross profit (loss)

Total gross profit (loss) for the six-month period ended August 31, 2018 was ($8,668), which represented a decrease of $43,668 compared to total gross profit of $35,000 for the six months ended August 31, 2017. The decrease resulted from commencing the leasing of revenue earning devices in 2018, less the device parts inventory reserve, which resulted in a gross loss for this period.

Operating Expenses

	Period		Change
	Six Months Ended August 31, 2018	Six Months Ended August 31, 2017	Dollars	Percentage
Research and development	$233,131	$89,633	$143,498	160%
General and administrative	2,282,217	729,990	1,552,227	212%
Depreciation and amortization	51,413	33,694	17,719	53%
Loss on impairment of fixed assets	4,739	92,942	(88,203)	(95%	)

Operating expenses	$2,571,500	$946,259	$1,625,241	171%

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and a loss on impairment of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the six-month period ended August 31, 2018 and 2017 were $2,571,500 and $946,259, respectively. The overall increase of $1,625,241 in operating expenses was primarily attributable to the following increases in operating expenses of:

●

General and administrative expenses – $1,522,227 primarily due to the increase in stock-based compensation due to the issuance in warrants for the six months ended August 31, 2018 of $540,069, higher salary and wages of approximately $259,000 due to an increase in staff from in staff from 8 to 15 people, with the remainder increases the result of the start of RAD and AITXS’s combined operations in 2018 versus only RAD’s operations that were starting up in 2017.

●	Research and development – $143,498 due to higher consulting fees paid in in first quarter of 2018 for development of new devices.

●	Depreciation and amortization – $17,719 due to additions to fixed assets.

●	Loss on impairment of fixed assets decreased by $88,203 because the old revenue earning devices were written off in 2017

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest expense. Other income (expense) during the six months ended August 31, 2018 and 2017, was $12,253,272 and ($2,097,554), respectively. The $14,350,826 decrease in other expense was primarily attributable to the change in the fair value of derivatives and interest expense, including interest expense related to derivative liability in excess of the face value of debt and loss on settlement of debt. Fair value of derivatives was largely affected by the change in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities decreased by $15,921,399 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●	Interest expense increased by $835,963 due to a decrease in interest expense related to the derivative liability in excess of debt partially offset by am increase in interest expense on debt.

●	Loss (gain) on settlement of debt increased by $54,610 due to an increase in debt transfers this quarter.

Net Income (Loss)

We had a net income of $9,673,104 for the six months ended August 31, 2018, compared to net loss of $3,008,813 for the six months ended August 31, 2017. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the six months ended August 31, 2018, we have generated revenue and are trying to achieve positive cash flows from operations.

As of August 31, 2018, we had a cash balance of $16,456, accounts receivable of $18,373 and $23,010,766 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	August 31, 2018	February 28, 2018
Current assets	$370,690	$491,989
Current liabilities(1)	23,010,766	34,784,191
Working capital (deficit)	$(22,640,076)	$(34,292,202)

__________

(1)

As of August 31, 2018 and February 28, 2018, current liabilities included approximately $16.5 million and $31.1 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of August 31, 2018 and February 28, 2018, we had a cash balance of $16,456 and $24,773, respectively.

Summary of Cash Flows.

	For the Six Months Ended August 31, 2018	For the Six Months Ended August 31, 2017
Net cash used in operating activities	$(1,109,694)	$(926,450)
Net cash used in investing activities	$(188,765)	$(88,162)
Net cash provided by financing activities	$1,290,142	$971,859

Net cash used in operating activities.

Net cash used in operating activities for the six months ended August 31, 2018 was $1,109,694, which included a net income of $9,673,104, non-cash activity such as the change in fair value of derivative liabilities of $15,992,640, loss on settlement of debt of $54,610, change in operating assets of $1,260,953, interest expense related to derivative liabilities in excess of face value of debt of $684,781, amortization of debt discount of $2,352,222, penalties from debt defaults of $221,055, loss on impairment of fixed assets $4,739, stock-based compensation of $540,069, and depreciation and amortization of $51,413 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended August 31, 2018 was $188,765. This consisted primarily of the purchase of fixed assets of $188,690.

Net cash provided by financing activities.

Net cash provided by financing activities was $1,290,142 for the six months ended August 31, 2018. This consisted of proceeds from convertible notes payable of $818,108, proceeds from loans payable $171,040, net borrowings from loan payable – related party of $135,908, and proceeds from the sale of preferred stock of $174,070, offset by payments of vehicle loans of $8,984.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended February 28, 2018 filed with the SEC on June 22, 2018 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on June 14, 2018.

Related Party Transactions

For the six months ended August 31, 2018, the Company received net advances of $135,908 from its loan payable with a related party. At August 31, 2018, the balance due to the related party was $452,050, and $316,142 at February 28, 2018.

During the six months ended August 31, 2018, the Company paid $196,108 in consulting fees for research and development to a company owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of August 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of August 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Systems Inc.

Date: November 1, 2018	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director