Form 10-Q/A
period 2018-08-31
Artificial Intelligence Technology Solutions Inc.
filed 2018-12-07
CIK 1498148

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2018 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended August 31, 2018, filed with the Securities and Exchange Commission on November 1, 2018.

Additionally:

- we corrected a typographical error throughout the Form 10-Q which corrected the Registrant’s name from “Artificial Intelligence Technology Systems Inc.” to “Artificial Intelligence Technology Solutions Inc.”

- we revised the net income (loss) per share - diluted and weighted average common shares outstanding - diluted in the consolidated statements of operations.

- in Note 3, the table on the anti-dilutive shares of common stock outstanding on page 10 was moved to Note 17.

- In Notes 3 and 4, the words “unaudited condensed” (referring to the financial statements) were removed.

- in Note 4, “Until the Company adopts Topic 842, revenues from rental activities are recognized in accordance with Topic 606.” was removed.

- in Note 9, “during the current period” was added.

- on page 26 we revised “the change in fair value decreased by $15,921,399” to $15,241,399.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017	Six Months Ended August 31, 2018	Six Months Ended August 31, 2017

Revenues	$10,175	$35,000	$26,841	$35,000

Cost of goods sold	31,250	—	35,509	—

Gross profit (loss)	(21,075)	35,000	(8,668)	35,000

Operating expenses:
Research and development	64,501	82,997	233,131	89,633
General and administrative	898,290	423,081	2,282,217	729,990
Depreciation and amortization	29,560	14,958	51,413	33,694
Loss on impairment of fixed assets	4,739	92,942	4,739	92,942
Total operating expenses	997,090	613,978	2,571,500	946,259

Loss from operations	(1,018,165)	(578,978)	(2,580,168)	(911,259)

Other income (expense), net:
Change in fair value of derivative liabilities	(1,859,253)	751,241	15,992,640	751,241
Interest expense	(1,531,674)	(2,836,447)	(3,684,758)	(2,848,795)
Loss on settlement of debt	(322,755)	—	(54,610)	—
Total other income (expense), net	(3,713,682)	(2,085,206)	12,253,272	(2,097,554)

Net income (loss)	$(4,731,847)	$(2,664,184)	$9,673,104	$(3,008,813)

Net income (loss) per share – basic	$(2.52)	$(60.08)	$6.07	$(135.71)

Net income (loss) per share – diluted	$(2.52)	$(60.08)	$(0.01)	$(135.71)

Weighted average common shares outstanding – basic	1,878,320	44,343	1,594,296	22,171

Weighted average common shares outstanding – diluted	1,878,320	44,343	550,921,512	22,171

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL INFORMATION

Artificial Intelligence Technology Solutions Inc. (formerly known as On the Move Systems Corp.) (“AITX” or the “Company”) was incorporated in Florida on March 25, 2010 and reincorporated in Nevada on February 17, 2015. On August 24, 2018, Artificial Intelligence Technology Solutions Inc., changed its name from On the Move Systems Corp (“OMVS”).

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive .

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

As disclosed in the revenue recognition section of Note 3 – Accounting Polices, the Company adopted Topic 606 in accordance with the effective date on March 1, 2018. Note 3 includes disclosures regarding the Company’s method of adoption and the impact on the Company’s financial statements. Upon adoption of Topic 842, also referred to above in Note 3, the Company plans to account for revenue earned from rental activities where an identified asset is transferred to the customer and the customer has the ability to control that asset, will be accounted for under this topic. The Company is currently evaluating the effects of Topic 842 on its financial statements.

Revenue is recognized on direct sales of goods or services when persuasive evidence of an arrangement exists, goods are delivered and/or services are rendered, sales price is determinable, and collection is reasonably assured. The Company recognizes revenue from its device rental activities when persuasive evidence of a contract exists, the performance obligations have been satisfied, the transaction price is fixed or determinable and collection is reasonably assured. Performance obligations associated with device rental transactions are satisfied over the rental period. Rental periods are short-term in nature. Therefore, the Company has elected to apply the practical expedient which eliminates the requirement to disclose information about remaining performance obligations. Payments are due from customers at the completion of the rental, except for customers with negotiated payment terms, generally net 30 days or less, which are invoiced and remain as accounts receivable until collected .

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

9. NOTE RECEIVABLE

On March 13, 2017, the Company loaned $40,000 to a third party vendor. The note bore interest at 18% per annum and was payable on April 13, 2017. The note was not repaid by the due date. The note was subsequently amended to bear interest of 2% per month plus a $10,000 fee. It was payable on December 31, 2017 and is secured in senior rank on all assets of the borrower. The Company evaluated the note receivable to determine whether its lending activities create a variable interest entity that would require consolidation and determined that it does not create a variable interest entity. Based on the current information available, the Company recorded a full allowance for this note of $40,000, during the current period with a corresponding adjustment to bad debt expense.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		August 31,	February 28,
Issued	Maturity	Rate	Rate per Share		2018	2018
February 28, 2011	February 26, 2013 *	18%	$0.015	(3)	$32,600	$32,600
January 31, 2013	February 28, 2017 *	25%	$0.010	(3)	119,091	119,091
May 31, 2013	November 30, 2016 *	25%	$0.010	(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	25%	$0.002	(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	25%	$0.002	(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	25%	$0.001	(3)	63,357	63,357
May 31, 2015	August 31, 2017 *	25%	$1.000	(3)	65,383	65,383
August 31, 2015	August 31, 2017 *	25%	$0.300	(3)	91,629	91,629
November 30, 2015	November 30, 2018	10%	$0.300	(3)	269,791	269,791
February 29, 2016	February 28, 2019	10%	60% discount	(2)	95,245	95,245
May 31, 2016	May 31, 2019	10%	$0.003	(3)	35,100	35,100
July 18, 2016	July 18, 2017 *	10%	49% discount	(2)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	50,000
March 21, 2017	March 21, 2018 *	22%	40% discount	(2)	—	30,000
April 4, 2017	December 4, 2017 *	10%	40% discount	(2)	—	12,066
April 19, 2017	April 19, 2018 *	24%	50% discount	(2)	96,250	96,250
April 20, 2017	January 30, 2018 *	22%	40% discount	(1)	—	28,000
April 26, 2017	April 26, 2018 *	0%	$0.10		67	67
May 1, 2017	May 1, 2021	8%	35% discount		50,000	50,000
May 4, 2017	May 4, 2018 *	24%	40% discount		143,000	150,000
May 15, 2017	May 15, 2018 *	0%	$0.10		1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018 *	24%	40% discount	(2)	200,000	200,000
June 16, 2017	June 16, 2018 *	0%	$0.10		750	750
July 6, 2017	July 6, 2018 *	24%	40% discount	(2)	200,000	200,000
August 8, 2017	August 8, 2018 *	8%	40% discount	(2)	125,000	125,000
July 28, 2017	July 28, 2018 *	15%	50% discount	(2)	—	116,875
August 29, 2017	August 29, 2018 *	24%	50% discount	(2)	147,500	247,500
September 1, 2017	September 1, 2018	0%	lower of 50% discount/ $0.50		187,000	187,000
September 12, 2017	September 12, 2018	8%	40% discount	(2)	—	128,000
September 25, 2017	September 25, 2018	15%	50% discount	(2)	—	398,750
October 4, 2017	May 4, 2018 *	24%	40% discount	(2)	150,000	150,000
October 16, 2017	October 16, 2018	15%	50% discount	(2)	345,000	345,000
November 22, 2017	November 22, 2018	15%	50% discount	(2)	500,250	500,250
December 28, 2017	August 28, 2017 *	10%	40% discount	(2)	36,500	60,500
December 29, 2017	December 29, 2018	15%	50% discount	(2)	330,000	330,000
January 9, 2018	January 9, 2019	8%	40% discount	(2)	82,500	82,500
January 30, 2018	January 30, 2019	15%	50% discount	(2)	300,000	300,000
February 21, 2018	February 21, 2019	15%	50% discount	(2)	300,000	300,000
March 14, 2018	March 14, 2019	10%	40% discount	(2)	50,000	—
March 16, 2018	March 16, 2019	15%	50% discount	(2)	95,000	—
June 7, 2017	June 7, 2018 *	8%	40% discount	(2)	200,000	—
April 9, 2018	April 9, 2019	15%	50% discount	(2)	55,000	—
March 21, 2017	March 21, 2018 *	24%	40% discount	(2)	15,000	—
March 21, 2017	March 21, 2018 *	24%	40% discount	(2)	40,000	—
April 17, 2018	April 17, 2019	8%	45% discount	(2)	—	—
April 20, 2018	April 20, 2019	8%	40% discount	(2)	49,904	—
May 2, 2018	December 2, 2018	10%	40% discount	(2)	77,000	—
May 4, 2018	May 4, 2019	12%	50% discount	(2)	102,765	—
May 14, 2018	December 14, 2018	10%	50% discount	(2)	51,725	—
May 23, 2018	May 23, 2019	10%	50% discount	(2)	110,000	—
June 6, 2018	June 6, 2019	15%	50% discount	(2)	296,279	—
June 19, 2018	March 19, 2019	15%	50% discount	(2)	110,649	—
July 6, 2017	July 6, 2018 *	8%	40% discount	(2)	95,000	—
August 1, 2018	August 1, 2019	15%	50% discount	(2)	32,500	—
August 23, 2018	August 23, 2019	8%	45% discount	(2)	95,720	—

					6,768,532	6,136,681

Less: current portion of convertible notes payable					(6,203,533)	(5,536,582)
Less: discount on noncurrent convertible notes payable					(389,255)	(505,039)
Noncurrent convertible notes payable, net of discount					$175,744	$95,060

Current portion of convertible notes payable					$6,203,533	$5,536,582
Less: discount on current portion of convertible notes payable					(2,689,736)	(3,418,636)
Current portion of convertible notes payable, net of discount					$3,513,797	$2,117,946

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

__________

*	The indicated notes were in default as of August 31, 2018 .
(1)	The note is convertible beginning six months after the date of issuance.
(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.
(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

During the six months ended August 31, 2018 , the Company also had the following activity:

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

Conversion Date	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued

April 16, 2018	$ 132,160	$ —	$ —	$ 132,160	64,000
April 26, 2018	14,500	—	500	15,000	14,286
May 1, 2018	26,250	—	—	26,250	25,000
May 3, 2018	5,000	—	—	5,000	4,762
May 7, 2018	27,900	—	—	27,900	30,000
May 10, 2018	32,400	—	—	32,400	40,000
May 11, 2018	14,500	—	500	15,000	18,519
May 15, 2018	7,060	—	500	7,560	16,000
May 15, 2018	8,000	—	—	8,000	9,877
May 21, 2018	20,250	—	—	20,250	25,000
May 22, 2018	6,075	—	—	6,075	9,000
May 24, 2018	13,056	3,300	—	16,356	20,969
May 30, 2018	8,182	—	—	8,182	15,152
May 30, 2018	15,000	—	—	15,000	30,000
June 7, 2018	2,922	—	—	2,922	6,640
June 18, 2018	17,000	—	—	17,000	40,000
June 19, 2018	14,500	—	500	15,000	29,412
June 28, 2018	18,000	—	—	18,000	40,000
June 28, 2018	(7,060)	—	(500)	(7,560)	(16,000)
July 5, 2018	14,500	—	500	15,000	35,714
July 5, 2018	8,818	—	—	8,818	28,524
July 11, 2018	10,200	—	—	10,200	40,000
July 11, 2018	14,500	—	500	15,000	49,020
July 19, 2018	16,000	—	500	16,500	50,000
July 19, 2018	11,000	1,365	—	12,365	44,055
July 23, 2018	14,500	—	500	15,000	71,429
July 25, 2018	5,000	—	—	5,000	23,810
July 31, 2018	11,000	1,455	—	12,455	64,195
August 24, 2018	—	15,300	—	15,300	102,000
August 27, 2018	5,500	—	500	6,000	100,000
August 29, 2018	4,280	—	500	4,780	113,814
August 30, 2018	6,000	—	—	6,000	100,000
August 31, 2018	20,000	—	—	20,000	111,111
August 31, 2018	7,500	—	500	8,000	111,112

	$ 524,493	$ 21,420	$ 5,000	$ 550,913	1,467,401

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

13. LOANS PAYABLE

Loans payable consisted of the following:

					Annual
					Interest
Date	Maturity	Type		Principal	Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000	25%
June 20, 2018	August 20, 2018	Promissory note	(4)	50,000	20%
July 30, 2018	December 1, 2018	Promissory note	(2)	12,000	15%
August 10, 2018	September 1, 2018	Promissory note	(4)	10,000	25%
August 16, 2018	August 16, 2019	Promissory note	(1)	25,000	25%
August 16, 2018	October 1, 2018	Promissory note	(4)	10,000	25%
August 23, 2018	October 20, 2018	Promissory note	(4)	20,000	20%

				$175,000

__________

(1)	Repayable in 12 monthly installments of $2,376, commencing September 16, 2018 and secured. by the revenue earning devices of the Company having a net book value of at least $25,000.

(2)	Including an original issue discount of $3,000.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

The above warrants have an aggregate grant date fair value of $533,723, based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$0.15 - $3.00
Fair value of Company’s common stock	$0.50 - $7.00
Dividend yield	0.00%
Expected volatility	305.71% - 336.6%
Risk free interest rate	2.52% - 2.68%
Expected term (years)	3.00 - 5.00

The Company recorded $533,723 to stock-based compensation with a corresponding adjustment to additional paid-in capital.

16. COMMITMENTS AND CONTINGENCIES

Litigation

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

At August 31, 2018, the Company’s future minimum payments are as follows:

Twelve Months Ended	Amount
August 31, 2019	$120,880
August 31, 2020	120,077
August 31, 2021	72,284
August 31, 2022	33,808
$347,049

17. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(4,731,847)	$(2,664,184)	$9,673,104	$(3,008,813)

Effect of common stock equivalents:
Add: interest expense on convertible debt	—	—	410,184	—
Less: gain on change in fair value of derivative liabilities	—	—	(15,992,640)	—
Net income (loss) adjusted for common stock equivalents	(4,731,847)	(2,664,184)	(5,909,352)	(3,008,813)

Denominator:
Weighted average – basic	1,878,320	44,343	1,594,296	22,171

Dilutive effect of common stock equivalents:
Stock options and warrants	—	—	16,436	—
Convertible debt	—	—	539,933,679	—
Preferred stock	—	—	9,377,102	—
Weighted average shares – diluted	1,878,320	44,343	550,921,512	22,171

Net income (loss) per share – basic	(2.52)	(60.08)	6.07	(135.71)

Net income (loss) per share – diluted	(2.52)	(60.08)	(0.01)	(135.71)

The anti-dilutive shares of common stock equivalents for the three and six months ended August 31, 2018 and 2017 were as follows:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2017	2018	2017
Stock options and warrants	2,294	—	—	—
Convertible debt	542,730,108	—	—	—
Preferred stock	9,377,102	3,518,582	—	3,518,582
Total	552,109,504	3,518,582	—	3,518,582

18. SUBSEQUENT EVENTS

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

Unless expressly indicated or the context requires otherwise, the terms “AITX”, the “Company”, “we”, “us”, and “our” refer to Artificial Intelligence Technology Solutions Inc.

Overview

Artificial Intelligence Technology Solutions Inc. (formerly On the Move Systems Corp.) was incorporated in Florida on March 25, 2010 and reincorporated in Nevada on February 17, 2015. On August 24, 2018 AITX changed its name from On the Move Systems Corp. (“OMVS”).

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

●

Change in fair value of derivative liabilities decreased by $15,241,399 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

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

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the six months ended August 31, 2018, we have generated revenue and are trying to achieve positive cash flows from operations.

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

Artificial Intelligence Technology Solutions Inc.

Date: December 7, 2018	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director