Form 10-Q
period 2018-11-30
Artificial Intelligence Technology Solutions Inc.
filed 2019-05-03
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2018

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 200,261,790 shares of common stock were issued and outstanding as of April 20, 2019.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30, 2018	February 28, 2018
ASSETS
Current assets:
Cash	$17,551	$24,773
Accounts receivable	28,879	28,000
Device parts inventory	241,435	316,113
Prepaid expenses and deposits	21,078	83,103
Note receivable	—	40,000
Total current assets	308,943	491,989
Revenue earning devices, net of accumulated depreciation of $28,434 and $0, respectively	201,524	—
Fixed assets, net of accumulated depreciation of $79,870 and $36,632, respectively	111,719	158,205
Intangible assets, net	46,426	56,248
Security deposit	30,216	30,141
Total assets	$698,828	$736,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,635,626	$487,243
Advances payable	1,594	1,594
Balance due on acquisition of WeSecure	25,000	25,000
Customer deposits	10,000	10,000
Current portion of convertible notes payable, net of discount of $1,729,420 and $3,418,637, respectively	4,506,747	2,117,946
Loan payable - related party	717,615	316,142
Loans payable	339,402	—
Vehicle loan - current portion	17,830	17,830
Current portion of accrued interest payable	1,300,530	694,592
Derivative liability	6,152,561	31,113,844
Total current liabilities	14,706,905	34,784,191
Convertible notes payable, net of discount of $345,439 and $505,039, respectively	219,561	95,060
Accrued interest payable	85,344	55,917
Vehicle loan	50,675	64,332
Total liabilities	15,062,485	34,999,500

Shareholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 3,350,000 shares issued and outstanding ,respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 2,450 shares issued and outstanding, respectively	3,450	3,450
Common Stock, $0.001 par value; 480,000,000 shares authorized 16,252,014 and 1,250,046 shares issued and outstanding, respectively	16,252	1,250
Additional paid-in capital	3,558,028	1,232,062
Preferred stock to be issued	174,070	—
Accumulated deficit	(18,119,807)	(35,504,029)
Total shareholders’ deficit	(14,363,657)	(34,262,917)
Total liabilities and shareholders’ deficit	$698,828	$736,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2018	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2018	Nine Months Ended November 30, 2017

Revenues	$38,864	$63,632	$65,705	$98,632

Cost of Goods Sold	—	45,000	35,454	45,000

Gross Profit	38,864	18,632	30,251	53,632

Operating expenses:
Research and development	300,881	216,679	534,012	306,312
General and administrative	800,384	855,707	3,082,656	1,585,697
Depreciation and amortization	31,489	41,095	82,902	74,789
Loss on impairment of fixed assets	—	32,322	4,739	125,264
Total operating expenses	1,132,754	1,145,803	3,704,309	2,092,062

Loss from operations	(1,093,890)	(1,127,171)	(3,674,058)	(2,038,430)

Other income (expense), net:
Change in fair value of derivative liabilities	10,223,431	(4,246,903)	26,216,071	(3,495,662)
Interest expense	(1,604,169)	(4,597,875)	(5,288,927)	(7,446,670)
Gain on settlement of debt	185,746	1,175,028	131,136	1,175,028
Total other income (expense), net	8,805,008	(7,669,750)	21,058,280	(9,767,304)

Net income (loss)	$7,711,118	$(8,796,921)	$17,384,222	$(11,805,734)
Net income (loss) per share:
Basic	$0.86	$(7.41)	$4.32	$(28.92)
Diluted	$(0.00)	$(7.41)	$(0.01)	$(28.92)

Weighted average common share outstanding:
Basic	8,949,875	1,186,924	4,028,324	408,206
Diluted	1,280,062,970	1,186,924	1,247,050,203	408,206

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30, 2018	Nine Months Ended November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,384,222	$(11,805,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,902	74,789
Provision for note receivable	40,000	—
Loss on impairment of fixed assets	4,739	125,264
Stock based compensation	632,972	—
Change in fair value of derivative liabilities	(26,216,071)	3,495,662
Interest expense related to derivative liability in excess of face value of debt	751,522	6,524,664
Amortization of debt discounts	3,649,219	691,607
Gain on settlement of debt	(131,136)	(1,175,028)
Changes in operating assets and liabilities:
Accounts receivable	(879)	(20,222)
Deposits on robots	—	(230,170)
Prepaid expenses	62,025	—
Device parts inventory	74,678	(107,870)
Accounts payable and accrued expenses	1,371,979	66,048
Accrued interest payable	615,547	139,212
Customer deposits	—	(10,000)
Net cash used in operating activities	(1,678,281)	(2,231,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(232,858)	(245,102)
Cash proceeds from WESecure transaction	—	17,000
Cash paid for security deposit	(75)	(25,747)
Cash acquired in reverse capitalization	—	2,022
Net cash used in investing activities	(232,933)	(251,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	1,132,608	1,492,500
Principal payments on convertible notes payable	(125,000)	(50,000)
Proceeds from loans payable	336,490	—
Repayment of loans payable	(1,992)	—
Net borrowings on loan payable - related party	401,473	237,948
Loan from OMVS to RAD prior to the reverse recapitalization	—	752,500
Proceeds from vehicle loan	—	47,661
Repayment of vehicle loan	(13,657)	(6,591)
Proceeds from sale of preferred shares	174,070	—
Net cash provided by financing activities	1,903,992	2,474,018

Net change in cash	(7,222)	(9,587)

Cash, beginning of period	24,773	56,907

Cash, end of period	$17,551	$47,320

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$4,687	$22,320
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Transfer of devices from deposits to revenue earning devices	$—	$341,280
Debt discount from derivative liabilities	$1,309,900	$2,033,475
Conversion of convertible notes and interest to shares of common stock	$1,707,996	$123,000
Settlement and exchange of convertible notes payable	$183,766	$300,000
Capitalization of accrued interest to convertible notes payable	$67,272	$—

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

For the nine months ended November 30, 2018, the Company had negative cash flow from operating activities of $1,678,281. As of November 30, 2018, the Company has an accumulated deficit of $18,119,807, and negative working capital of $14,397,962. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises substantial doubts about the Company’s ability to continue as a going concern.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the entire year.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At November 30, 2018 and February 28, 2018, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. While the Company does not expect fiscal year 2019 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018. Refer to Note 4 – Revenue from Contracts with Customers for additional information.

Income Taxes

On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc., through the issuance of 10,000 common shares to its sole shareholder. Prior to the conversion on July 25, 2017, income taxes are not provided in the financial statements as presented as RAD was an LLC and the income or loss flowed through to the shareholder for the two months ended February 28, 2017. Thereafter, income taxes are accounted for under the asset and liability method from that date forward. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company will record a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
November 30, 2018
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,152,561	$—	$—	$6,152,561

February 28, 2018
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$31,113,844	$—	$—	$31,113,844

See Note 13 for specific inputs used in determining fair value.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and advances, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements for both lessees and lessors.

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

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is earned primarily from two sources: 1) direct sales of goods or services and 2) short-term rentals. Direct sales of goods or services are accounted for under Topic 606, and short-term rentals are accounted for under Topic 840 (which addresses lease accounting and will be updated after the adoption of Topic 842 on March 1, 2019) as operating leases.

As disclosed in the revenue recognition section of Note 3 – Accounting Polices, the Company adopted Topic 606 in accordance with the effective date on March 1, 2018. Note 3 includes disclosures regarding the Company’s method of adoption and the impact on the Company’s financial statements. Revenue is recognized on direct sales of goods or services when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended November 30, 2018	Nine Months Ended November 30, 2018
Device rental activities	$38,864	$65,295
Direct sales of goods and services	—	410
	$38,864	$65,705

5. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits on device parts expected to be received within one year were comprised of the following:

	November 30, 2018	February 28, 2018
Prepaid insurance	$21,078	$22,076
Prepaid travel	—	10,488
Prepaid trade show expenses	—	50,539
	$21,078	$83,103

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	November 30, 2018	February 28, 2018
Revenue earning devices	$229,958	$—
Less: Accumulated depreciation	(28,434)	—
	$201,524	$—

During the nine months ended November 30, 2018, the Company made total additions to revenue earning devices of $229,958.

During the nine months ended November 30, 2017, the Company made total additions to revenue earning robots of $38,653.  Due to several revenue earning robots becoming non-operational during the nine months ended November 30, 2017, the Company wrote down revenue earning robots with a net book value of $82,855 to $0 as loss on impairment of fixed assets.

Depreciation expense was $13,646 and $28,434 for the three and nine months ended November 30, 2018, respectively, and $21,350 and $35,056 for the three and nine months ended November 30, 2017 respectively.

7. FIXED ASSETS

Fixed assets consisted of the following:

	November 30, 2018	February 28, 2018
Automobile	$136,318	$136,318
Computer equipment	20,262	17,361
Office equipment	5,680	11,829
Leasehold improvements	29,329	29,329
	191,589	194,837
Less: Accumulated depreciation	(79,870)	(36,632)
	$111,719	$158,205

During the nine months ended November 30, 2018, the Company made additions to fixed assets of $2,900 and wrote -off fixed assets having a net book value of $4,739 and recorded a corresponding loss on impairment of fixed assets.

During the nine months ended November 30, 2017, the Company acquired total fixed assets of $206,449.  Due to several demo robots becoming non-operational during the nine months ended November 30, 2017, the Company wrote down fixed assets with a net book value of $42,409 to $0 as loss on impairment of fixed assets.

Depreciation expense was $14,748 and $44,646 for the three and nine months ended November 30, 2018, respectively, and $17,695 and $37,683 for the three and nine months ended November 30, 2017, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	November 30, 2018	February 28, 2018
Customer lists and relationships	$61,901	$61,901
Less accumulated amortization	(15,475)	(5,653)
	$46,426	$56,248

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

Amortization expense was $3,095 and $9,822 for the three and nine months ended November 30, 2018, respectively, and $2,050 for both the three and nine months ended November 30, 2017.

At both November 30, 2018 and February 28, 2018, the balance due on acquisition to WeSecure was $25,000. The acquisition was to be fully paid by February 28, 2018 per the agreement, however no notices have been sent.

9. NOTE RECEIVABLE

On March 13, 2017, the Company loaned $40,000 to a third party vendor. The note bore interest at 18% per annum and was payable on April 13, 2017. The note was not repaid by the due date. The note was subsequently amended to bear interest of 2% per month plus a $10,000 fee. It was payable on December 31, 2017 and is secured in senior rank on all assets of the borrower. The Company evaluated the note receivable to determine whether its lending activities create a variable interest entity that would require consolidation and determined that it does not create a variable interest entity. Based on the current information available, the Company recorded a full allowance for this note of $40,000, during March 2018 with a corresponding adjustment to bad debt expense.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

				Balance	Balance
		Interest	Conversion	November 31,	February 28,
Issued	Maturity	Rate	Rate per Share	2018	2018
February 28, 2011	February 26, 2013 *	7%	$0.015	$32,600	$32,600
January 31, 2013	February 28, 2017 *	10%	$0.010	119,091	119,091
May 31, 2013	November 30, 2016 *	10%	$0.010	261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001	63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000	65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300	91,629	91,629
November 30, 2015	November 30, 2018	10%	$0.300	269,791	269,791
February 29, 2016	February 28, 2019	10%	60% discount(2)	95,245	95,245
May 31, 2016	May 31, 2019	10%	$0.003	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount (2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount(2)	50,000	50,000
March 21, 2017	March 21, 2018	8%	40% discount(2)	—	30,000
April 4, 2017	December 4, 2017	10%	40% discount(2)	—	12,066
April 19, 2017	April 19, 2018*	15%	50% discount(2)	96,250	96,250
April 20, 2017	January 30, 2018	8%	40% discount (1)	—	28,000
April 26, 2017	April 26, 2018*	0%	$0.001	68	67
May 1, 2017	May 1, 2021	8%	35% discount(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount(2)	131,450	150,000
May 15, 2017	May 15, 2018*	0%	$0.001	1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount (1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount(2)	191,750	200,000
June 16, 2017	June 16, 2018*	0%	$0.001	750	750
July 6, 2017	July 6, 2018*	8%	40% discount(2)	200,000	200,000
August 8, 2017	August 8, 2018*	8%	40% discount(2)	125,000	125,000
July 28, 2017	July 28, 2018	15%	50% discount(2)	—	116,875
August 29, 2017	August 29, 2018*	15%	50% discount(2)	147,500	247,500
September 1, 2017	September 1, 2018*	0%	lower of 50% discount/$0.005(2)	62,000	187,000
September 12, 2017	September 12, 2018	8%	40% discount(2)	—	128,000
September 25, 2017	September 25, 2018	15%	50% discount(2)	—	398,750
October 4, 2017	May 4, 2018*	8%	40% discount(2)	150,000	150,000
October 16, 2017	October 16, 2018*	15%	50% discount(2)	319,366	345,000
November 22, 2017	November 22 ,2018*	15%	50% discount(2)	500,250	500,250
December 28, 2017	December 28 ,2017*	10%	40% discount(2)	28,150	60,500
December 29, 2017	December 29 ,2018	15%	50% discount(2)	330,000	330,000
January 9, 2018	January 9,2019	8%	40% discount(2)	82,500	82,500
January 30, 2018	January 30, 2019	15%	50% discount(2)	300,000	300,000
February 21, 2018	February 21,2019	15%	50% discount(2)	300,000	300,000
March 14, 2018	March 14, 2019	10%	40% discount(2)	50,000	—
March 16, 2018	March 16, 2019	15%	50% discount(2)	—	—
June 7, 2017	June 9 ,2019	8%	40% discount(2)	200,000	—
April 9, 2018	April 9, 2019	15%	50% discount(2)	55,000	—
March 21, 2017	March 21, 2018*	8%	40% discount(2)	2,870	—
March 21, 2017	March 21, 2018*	8%	40% discount(2)	40,000	—
April 17, 2018	April 17, 2019	8%	45% discount(2)	—	—
April 20, 2018	April 20, 2019	8%	40% discount(2)	49,904	—
May 2, 2018	December 2, 2018	10%	40% discount(2)	77,000	—
May 4, 2018	May 4, 2019	12%	50% discount(2)	89,545	—
May 14, 2018	December 14, 2018	10%	50% discount(2)	33,542	—
May 23, 2018	May 23, 2019	10%	50% discount(2)	110,000	—
June 6, 2018	June 6,2019	15%	50% discount(2)	296,279	—
June 19, 2018	March 19, 2019	15%	50% discount(2)	96,407	—
July 6, 2017	June 9, 2019	8%	40% discount(2)	95,000	—
August 1, 2018	August 1, 2019	15%	50% discount(2)	32,500	—
August 23, 2018	August 23, 2019	8%	45% discount(2)	86,634	—
September 13, 2018	June 30, 2019	12%	45% discount(2)	53,000	—
September 17, 2018	March 17, 2019	10%	50% discount(2)	4,945	—
September 20, 2018	September 20, 2019	15%	50% discount(2)	39,350	—
September 24, 2018	June 24, 2019	8%	40% discount(2)	44,000	—
August 8, 2017	June 9, 2019	8%	40% discount(2)	125,000	—
November 1, 2018	August 15, 2019	12%	45% discount(2)	53,000	—
November 26, 2018	May 26, 2019	10%	50% discount(2)	53,984	—
				6,801,167	6,136,681

Less: current portion of convertible notes payable				(6,236,167)	(5,536,582)
Less: discount on noncurrent convertible notes payable				(345,439)	(505,039)
Noncurrent convertible notes payable, net of discount				$219,561	$95,060

Current portion of convertible notes payable				$6,236,167	$5,536,582
Less: discount on current portion of convertible notes payable				(1,729,420)	(3,418,637)
Current portion of convertible notes payable, net of discount				$4,506,747	$2,117,946

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

__________

*	The indicated notes were in default as of November 30, 2018.
(1)	The note is convertible beginning six months after the date of issuance.
(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.
(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

During the three months ended November 30, 2018 and 2017, the Company incurred original issue discounts of $16,250 and $229,500, respectively, and debt discounts from derivative liabilities of $385,891 and $1,468,475, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the three months ended November 30, 2018 and 2017, the Company recognized interest expense related to the amortization of debt discount of $1,296,997 and $691,607, respectively.

During the nine months ended November 30, 2018 and 2017, the Company incurred original issue discounts of $79,103 and $229,500, respectively, and debt discounts from derivative liabilities of $1,309,900 and $2,043,475, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the nine months ended November 30, 2018 and 2017, the Company recognized interest expense related to the amortization of debt discount of $3,649,219 and $691,607, respectively. The Company recorded penalty interest of $221,055 during the nine months ended November 30, 2018 that is payable upon maturity if not already converted or settled prior to maturity.

All the notes above are unsecured. As of November 30, 2018, the Company had total accrued interest payable of $1,385,874, of which $1,300,530 is classified as current and $85,344 is classified as noncurrent.

See description below for description of the convertible notes issued during the nine months ended November 30, 2018.

Convertible notes issued

The Company determined that the embedded conversion features in the convertibles notes described below should be accounted for as derivative liabilities as a result of their variable conversion rates.

On January 5, 2018, the Company issued a convertible promissory note to an investor with an aggregate principal amount of $250,000, due on January 5, 2019 for cash proceeds of $225,000 payable in tranches, with an original issue discount of $25,000. Each tranche matures one year after disbursement. The promissory note is convertible into common shares of the Company and a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 25 trading days prior to conversion, and has a 10% per annum interest rate commencing on January 5, 2018. On March 14, 2018, this note was amended to include the issuance of warrants to purchase 333,333 shares of the Company’s common stock with an exercise price of $0.15 with a 3-year maturity, and to change the date of the note to March 14, 2018, coinciding with the payment of the first tranche of $50,000 including cash proceeds of $43,000, fees of $2,000 and an original issue discount of $5,000.

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

In March 2018 and April 2018, an investor paid the Company $200,000 in exchange for a June 7, 2017 back-end note for $200,000, whose maturity was extended to June 9, 2019. The note is convertible into common shares of the Company and a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has an 8% per annum interest rate.

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

On May 4, 2018, the Company received $71,500 of proceeds from an investor for a promissory note with a principal amount of $82,500, including an original issue discounts of $11,000 and a one-year maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 12% per annum interest rate.

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

In July and August 2018, the Company received $85,000 of proceeds from an investor for a back-end note date July 6, 2017 principal amount of $95,000, including an original issue discounts of $10,000 and a twelve-month maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has an 8% per annum interest rate.

In July and August 2018, the Company received $32,500 of proceeds from an investor for a promissory note with a principal amount of $32,500, and a one-year maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 15% per annum interest rate commencing on August 1, 2018.

On September 13, 2018, the Company received $50,000 of proceeds from an investor for a promissory note with a principal amount of $53,000, including an original issue discounts of $3,000 and a nine-month maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 45% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 12% per annum interest rate.

On September 20, 2018, the Company received $39,350 of proceeds from an investor for a promissory note with a principal amount of $39,350 and a one-year maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 50% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 15% per annum interest rate.

On September 24, 2018, the Company received $40,000 of proceeds from an investor for a promissory note with a principal amount of $44,000, including an original issue discounts of $4,000 and a nine-month maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 40% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 8% per annum interest rate.

On November 1, 2018, the Company received $50,000 of proceeds from an investor for a promissory note with a principal amount of $53,000, including an original issue discounts of $3,000 maturing August 15, 2019. The promissory note is convertible into common shares of the Company at a conversion price equal to 45% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 12% per annum interest rate.

On November 30, 2018, the Company received $118,750 of proceeds from an investor for a back-end promissory note dated August 8, 2017 with a principal amount of $125,000, including an original issue discounts of $6,250 maturing June 9, 2019. The promissory note is convertible into common shares of the Company at a conversion price equal to 40% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 8% per annum interest rate.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended November 30, 2018, the Company also had the following convertible note activity:

●

A debt holder transferred debt of $344,040, including accrued interest, to third parties who exchanged it for new convertible notes totaling $344,040, $100,000 with a one-year maturity, maturing on April 17, 2019, bearing interest at 8% per annum and are convertible into common shares of the Company at a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion; $144,404, with a one-year maturity, maturing on April 20, 2019, bearing interest at 8% per annum, and are convertible into common shares of the Company at a conversion price equal to 60% of the lowest bid price of the Company’s common stock for the last 30 trading days prior to conversion; and $100,000 with an eight-month maturity, maturing on December 14, 2018, bearing interest at 10% per annum, and are convertible into common shares of the Company at a conversion price equal to 55% of the lowest bid price of the Company’s common stock for the last 30 trading days prior to conversion. A gain on settlement of debt of $268,145 was recorded that includes the amount of associated derivative liability that was written-off.

●

A debt holder transferred debt of $299,200, including accrued interest, to third parties who exchanged it for a replacement convertible note totaling $299,200, a one-year maturity, maturing on September 25, 2018, and bearing interest at 15% per annum. The replacement convertible note is convertible into units of the Company comprised of one share of common stock and one warrant to purchase a share of common stock with a three-year maturity and a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion. A loss on settlement of debt of $484,484 was recorded that includes the amount of associated derivative liability that was written-off.

●

A debt holder transferred debt of $132,149, including accrued interest, to third parties who exchanged it for a replacement convertible note totaling $132,149, with an eight-month maturity, maturing on March 19, 2019, bearing interest at 15% per annum, and are convertible into common shares of the Company at a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 40 trading days prior to conversion. A gain on settlement of debt of $71,100 was recorded that includes the amount of associated derivative liability that was written-off.

●

The Company exchanged a replacement note issued on April 17, 2018 with a principal of $100,000 and a one-year maturity, maturing on April 17, 2019, and bearing interest at 8% per annum for another replacement note issued on August 23, 2018 with a principal of $100,000 and a one-year maturity, maturing on August 23, 2019, and bearing interest at 8% per annum, and are convertible into common shares of the Company at a conversion price equal to 55% of the lowest bid price of the Company’s common stock for the last 30 trading days prior to conversion.  A gain on settlement of debt of $90,629 was recorded that includes the amount of associated derivative liability that was written-off.

●

A debt holder transferred debt of $103,984, including accrued interest, to third parties who exchanged it for new convertible notes totaling $344,040: $50,000 with a six-month maturity, maturing on March 17, 2019, bearing interest at 10% per annum, and are convertible into common shares of the Company at a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 20 trading days prior to conversion; $53,984, with a six-month maturity, maturing on May 26, 2019, bearing interest at 10% per annum, and are convertible into common shares of the Company at a conversion price equal to 50% of the lowest bid price of the Company’s common stock for the last 20 trading days prior to conversion. A gain on settlement of debt of $121,305 was recorded that includes the amount of associated derivative liability that was written-off.

●	The Company settled a September 1, 2017 note for repayment $125,000, and a gain of $64,441 was recorded due to the associated derivative liability that was written-off.

●

During the nine months ended November 30, 2018, holders of certain convertible notes payable elected to convert a total of $690,193 of principal and $24,715 accrued interest, and $5,000 of fees into 15,001,414 shares of common stock and warrants to purchase 1,288,765 shares of common stock (see Note 15 for detail of warrants issued). No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2018, the Company received advances of $401,473 from its loan payable with a related party. The loan payable is non-interest bearing, unsecured and payable upon demand. At November 30, 2018, the balance due to this related party was $502,106, and $316,142 at February 28, 2018.

During the three and nine months ended November 30, 2018, the Company paid $288,143 and $484,251 in consulting fees for research and development to a company owned by a principal shareholder. At November 30, 2018, the balance due to this related party was $215,509, and $0 at February 28, 2018.

12. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments were $13,657 and $6,591 for the nine months ended November 30, 2018 and 2017, respectively. The balances of the amounts owed on the vehicle loan were $68,505 and $82,162 as of November 30, 2018 and February 28, 2018, respectively, of which $17,830 and $17,830 were classified as current and $50,675 and $64,332 as long-term, respectively.

13. LOANS PAYABLE

Loans payable consisted of the following:

					Annual
					Interest
Date	Maturity	Type		Principal	Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000	25%	*
June 20, 2018	August 20, 2018	Promissory note		50,000	20%	*
July 30, 2018	December 1, 2018	Promissory note	(2)	12,000	15%	*
August 10, 2018	September 1, 2018	Promissory note		10,000	25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	25,000	25%	*
August 16, 2018	October 1, 2018	Promissory note		10,000	25%	*
August 23, 2018	October 20, 2018	Promissory note		20,000	20%	*
September 14, 2018	November 14, 2018	Promissory note		50,000	20%	*
October 10, 2018	October 10, 2019	Promissory note	(6)	7,500	20%
October 11, 2018	October 11, 2019	Promissory note	(7)	23,000	20%
October 18, 2018	December 1, 2018	Promissory note	(5)	11,000	0%
November 8, 2018	March 15, 2019	Merchant sales agreement	(4)	18,902	(4)
November 8, 2018	Demand	Demand secured loan	(8)	54,000	25%
				$339,402

__________

*	Note is in default. No notice has been given by the note holder.
(1)

Repayable in 12 monthly installments of $2,376 commencing on September 16, 2018, and secured by the revenue earning devices of the Company having a net book value of at least $25,000. No repayments have been made by the Company and no notices have been received.

(2)	Including an original issue discount of $3,000.
(3)

Repayable in 12 monthly installments of $4,562 commencing August 11, 2018, and secured by the revenue earning devices of the Company having a net book value of  at least $48,000. No repayments have been made by the Company and no notices have been received.

(4)	Repayable at $166 per day, including fees and interest of $5,850. Balance consists of original proceeds received of $20,850 less repayment of $1,948.
(5)	Including an original issue discount of $900.
(6)	Repayable in 10 monthly installments of $900 commencing January 10, 2019, and secured by the revenue earning devices of the Company having a net book value of at least $186,000.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(7)

Principal repayable in one year. Interest repayable in 10 monthly installments of $460 commencing January 11, 2019, and secured by the revenue earning devices of the Company having a net book value of at least $186,000.

(8)

Demand loan, with a 5% fee in addition to the 25% per annum interest is due when repaid. If the Company is unable to repay the loan when the demand is made, an additional 10% interest is levied on any unpaid amounts.  Secured by the revenue earning devices of the Company having a net book value of at least $186,000.

14. DERIVATIVE LIABILITES

As of November 30, 2018, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $6,152,561.

The Company estimated the fair value of the derivative liabilities using the Monte-Carlo model using the following key assumptions during the nine months November 30, 2018:

Strike price	$1.00 - $0.001
Fair value of Company common stock	$0.3375 - $0.0110
Dividend yield	0.00%
Expected volatility	424% - 102%
Risk free interest rate	1.20% - 2.59%
Expected term (years)	0.00 - 3.66

During the three and nine months ended November 30, 2018, the Company released $233,178 and $990,400, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended November 30, 2018 were as follows:

Balance as of February 28, 2018	$31,113,844

Release of derivative liability on conversion of convertible notes payable	(990,400)
Debt discount due to derivative liabilities	1,309,900
Derivative liability in excess of face value of debt recorded to interest expense	751,522
Increase in derivative liability due to debt settlement	183,766
Change in fair value of derivative liabilities	(26,216,071)
Balance as of November 30, 2018	$6,152,561

15. SHAREHOLDERS’ EQUITY (DEFICIT)

Summary of Preferred Stock Activity

During the nine months ended November 30, 2018, the Company received $174,070 for the sale of 65 Series F preferred shares. As of the reporting date, these shares have not been issued and are included in preferred stock to be issued on the balance sheet.

Summary of Common Stock Activity

On August 24, 2018, the Company undertook a 100:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 10).

During the nine months ended November 30, 2018, the Company issued 15,001,414 shares of its common stock for the conversion of debt and related interest and fees totaling $719,908 including $690,193 for of principal, $24,715 interest, $5,000 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 14).

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

The Company will amortize the $27,843 over the four-year term on a straight-line basis as stock-based compensation. For the three and nine-months periods ended November 30, 2018, the Company amortized $1,741 and $5,221, respectively, to stock-based compensation with a corresponding adjustment to additional paid-in capital. At November 30, 2018, the unamortized expense was $19,782 and the intrinsic value was $0.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2018	4,500	$ 5.00	2.84
Granted	—
Exercised	—
Forfeited and cancelled	—
Outstanding at November 30, 2018	4,500	$ 5.00	2.84

During the nine months ended November 30, 2018, the Company issued the following warrants:

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

●

In September and October 2018, the Company issued warrants to purchase 1,116,125 shares of the Company’s common stock in connection with its issuance of 1,116,125 shares of the Company’s common stock to an investor. The warrants have an exercise price ranging from $0.015-$0.035 per share and a three-year term.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company also issued 2,500 warrants with an exercise price of $3.00 per share and a 3-year term on June 11, 2018, and 3,333 warrants with an exercise price of $15.00 and a three year term on March 14, 2018 in connection with loan payables (see Note 13).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2018	—	$ —	—
Issued	1,294,598	0.19	2.79
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at November 30, 2018	1,294,598	$ 0.19	2,79

The above warrants have an aggregate grant date fair value of $627,751, based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$0.02 - $3.00
Fair value of Company’s common stock	$0.05- $7.00
Dividend yield	0.00%
Expected volatility	305.71% - 341.5%
Risk free interest rate	2.52% - 2.94%
Expected term (years)	3.00 - 5.00

For the nine months ended November 30, 2018, the Company recorded a total of $632,972 to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

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

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $30,155 and $89,917 for the three and nine months ended November 30, 2018. Rent expense was $31,834 and $58,056 for the three and nine months ended November 30, 2017.

At November 30, 2018, the Company’s future minimum payments are as follows:

Twelve Months Ended	Amount
November 30, 2019	$105,792
November 30, 2020	96,922
November 30, 2021	58,495
November 30, 2022	19,314
$280,528

17. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Numerator:
Net income (loss) available to common shareholders	$7,711,118	$(8,796,921)	$17,384,222	$(11,805,734)

Effect of common stock equivalents
Add: interest expense on convertible debt	316,411	—	726,595	—
Less: gain on change of derivative liabilities	(10,223,431)	—	(26,216,071)	—
Net income (loss) adjusted for common stock equivalents	$(2,195,901)	$(8,796,921)	$(8,105,254)	$(11,805,734)

Denominator:
Weighted average shares – basic	8,949,875	1,186,924	4,028,324	408,206

Dilutive effect of common stock equivalents:
Stock options and warrants	432,324	—	299,404	—
Convertible debt	1,214,611,324	—	1,186,653,028	—
Preferred shares	56,069,447	—	56,069,447	—

Denominator:
Weighted average shares – diluted	1,280,062,970	1,186,9274	1,247,050,203	408,206

Net income (loss) per share – basic	$0.86	$(7.41)	$4.32	$(28.92)

Net income (loss) per share – diluted	$(0.00)	$(7.41)	$(0.01)	$(28.92)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The anti-dilutive shares of common stock equivalents for the three and nine months ended November 30, 2018 and 2017 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Stock options and warrants	71,833	—	71,833	—
Convertible debt	—	230,167	—	230,167
Preferred stock	—	4,312,650	—	4,312,650
Total	71,833	4,542,817	71,833	4,542,817

18. SUBSEQUENT EVENTS

Subsequent to November 30, 2018, convertible note holders converted $202,621 of principal, $11,122 interest and $3,500 in fees into 184,181,276 shares of the Company’s common stock.

In addition, an investor canceled 171,500 shares relating to an October 2018 conversion. The Company reinstated the $2,658 of principal relating to this transaction.

Subsequent to November 30, 2018, the Company issued warrants to purchase 19,141,711 shares of the Company’s common stock in connection with its issuance of 19,141,711 shares of the Company’s common stock to an investor as a part of a debt conversion.

The above warrants have an aggregate grant date fair value of $111,678, based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$0.001 - $0.0031
Fair value of Company’s common stock	$0.004- $0.01
Dividend yield	0.00%
Expected volatility	334.0% - 335.5%
Risk free interest rate	2.46% - 2.78%
Expected term (years)	3.00

On December 7, 2018, the Company received the balance of $95,000 of proceeds from an investor for a $200,000 back-end note dated July 6, 2017 with an original principal amount of $105,000, including an original issue discount of $10,000, and maturing June 9, 2019. The note’s original maturity was July 6, 2018, but this maturity was extended on December 19, 2018.  The other installments, totaling $95,000 (including an original issue discount of $10,000), on this note were received July and August 2018. The back-end note is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has an 8% per annum interest rate.

On February 1, 2019 the Company entered into an agreement with an investor whereby the investor would pay up to $900,000 (including a $92,000 payment made in January 2019) in exchange for a perpetual 9% royalty on the Company’s reported quarterly revenue. These royalty payments are to be made 90 days after the fiscal quarter. If the royalty payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor has agreed to pay the remaining $808,000 over an eleven-month period in minimum $60,000 monthly installments, commencing February 1, 2019. If the total investment turns out to be less than $900,000, this would not constitute a breach of the agreement, rather the royalty rate would be adjusted on a pro-rata basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and nine months ended November 30, 2018 and November 30, 2017 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended February 28, 2018, as filed on June 22, 2018 with the SEC as well as Form 8-K as filed with the SEC on August 31, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for the Three Months Ended November 30, 2018 and 2017

The following table shows our results of operations for the three months ended November 30, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended November 30, 2018	Three Months Ended November 30, 2017	Dollars	Percentage
Revenues	$38,864	$63,632	$(24,768)	(39%	)

Gross profit	38,864	18,632	20,232	109%

Operating expenses	1,132,754	1,145,803	(13,049)	(1%	)

Loss from operations	(1,093,890)	(1,127,171)	33,281	(3%	)

Other income (expense), net	8,805,008	(7,669,750)	16,474,758	(215%	)

Net loss	$7,711,118	$(8,796,921)	$16,508,039	(188%	)

Revenue

Total revenue for the three-month period ended November 30, 2018 was $38,864 which represented a decrease of $24,768, compared to total revenue of $63,632 for the period ended November 30, 2017. The decrease resulted from the 2017 sale of a revenue earning device for $45,000 that was acquired in the acquisition of WeSecure’s assets, costing $45,000; thus affecting gross profit below.

Gross profit

Total gross profit for the three-month period ended November 30, 2018 was $38,864, which represented an increase of $20,232, compared to total gross profit of $18,632 for the three months ended November 30, 2017. The increase resulted from the cost of goods on the above-mentioned 2017 sale of the WeSecure asset.

Operating Expenses

	Period		Change
	Three Months Ended November 30, 2018	Three Months Ended November 30, 2018	Dollars	Percentage
Research and development	$300,881	$216,679	$84,202)	39%
General and administrative	800,384	855,707	(55,323)	(6%	)
Depreciation and amortization	31,489	41,095	(9,606)	(23%	)
Loss on impairment of fixed assets	—	32,322	(32,322)	(100%	)

Total operating expenses	$1,132,754	$1,145,803	$(13,049)	(1%	)

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and a loss on impairment of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the three-month period ended November 30, 2018 and November 30, 2017, were $1,132,754 and $1,145,803, respectively. The overall decrease of $13,049 was primarily attributable to the following changes in operating expenses of:

●

General and administrative expenses decreased by $55,323, primarily due to decreases in office and marketing expenses, totaling $222,000, partially offset by increases in salaries of approximately $92,000. The Company had 5 more employees in 2018, compared to 2017, and spent more on office and marketing in 2017 as this was its first year of operations. This was partially offset by increases in professional fees.

●	Research and development increased by $84,202 due to higher fees paid to consultants in 2018.

●

Depreciation and amortization decreased by $9,606 due to higher additions to fixed assets in 2017.  Loss on impairment of fixed assets decreased by $32,322, because of old revenue earning devices that were written off in 2017.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the three months ended November 30, 2018 and November 30, 2017, was $8,805,008 and ($7,669,750), respectively. The $16,474,758 increase in other income was primarily attributable to the change in the fair value of derivatives, interest expense, including interest expense related to derivative liability in excess of the face value of debt) and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities increased by $14,470,334 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●	Interest expense decreased by $2,993,706 due to a decrease in interest expense related to the derivative liability in excess of debt, partially offset by an increase in interest expense on debt.

●	Gain on settlement of debt decreased by $989,282 due to a decrease in the number and amount of debt settlements this quarter over the prior year’s quarter.

Net Loss

We had net income of $7,711,118 for the three months ended November 30, 2018, compared to a net loss of $8,796,921 for the three months ended November 30, 2017. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Results of Operations for the Nine Months Ended November 30, 2018 and 2017

The following table shows our results of operations for the six months ended November 30, 2018 and November 30, 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Nine Months Ended November 30, 2018	Nine Months Ended November 30, 2017	Dollars	Percentage
Revenues	$65,705	$98,632	$(32,927)	(33%	)

Gross profit	30,251	53,632	(23,381)	(44%	)

Operating expenses	3,704,309	2,092,062	1,612,247	77%

Loss from operations	(3,674,058)	(2,038,430)	(1,635,628)	80%

Other income (expense), net	21,058,280	(9,767,304)	30,825,584	(316%	)

Net loss	$17,384,222	$(11,805,734)	$29,189,956	(247%	)

Revenue

Total revenue for the nine-month period ended November 30, 2018 was $65,705, which represented a decrease of $32,927, compared to total revenue of $98,632 for the nine-month period ended November 30, 2017. The decrease resulted from the 2017 sale of a revenue earning device for $45,000 that was acquired in the acquisition of WeSecure’s assets, costing $45,000 thus affecting gross profit below which was partially offset by slightly higher rental revenues in 2018.

Gross profit

Total gross profit for the nine-month period ended November 30, 2018 was $30,251, which represented a decrease of $23,831, compared to total gross profit of $53,632 for the nine months ended November 30, 2017. The decrease resulted from the cost of goods on the above-mentioned 2017 sale of the WeSecure asset.

Operating Expenses

	Period		Change
	Nine Months Ended November 30, 2018	Nine Months Ended November 30, 2018	Dollars	Percentage
Research and development	$534,012	$306,312	$227,700	74%
General and administrative	3,082,656	1,585,697	1,496,959	94%
Depreciation and amortization	82,902	74,789	8,113	11%
Loss on impairment of fixed assets	4,739	125,264	(120,525)	(96%	)

Total operating expenses	$3,704,309	$2,092,062	$1,612,247	77%

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and a loss on impairment of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the nine-month period ended November 30, 2018 and 2017 were $3,704,309 and $2,092,062, respectively. The overall increase of $1,612,247 in operating expenses was primarily attributable to the following increases in operating expenses of:

●

General and administrative expenses – $1,496,959 primarily due to the increase in stock-based compensation due to the issuance of warrants during the nine months ended November 30, 2018 of $632,972, higher salary and wages of approximately $211,363 due to an increase in staff from in staff from 8 to 15 people, professional fees increased by $371,571 in 2018 due to increased accounting costs, with the remainder of the increases the result of the start of RAD and AITX’s combined operations in 2018, compared to only RAD’s operations that were starting up in 2017.

●	Research and development increased by $227,700 due to higher consulting fees paid in 2018 for the development of new devices.

●	Depreciation and amortization increased by $8,113 due to higher additions to fixed assets in 2018.

●	Loss on impairment of fixed assets decreased by $120,525 because the old revenue earning devices were written-off in 2017.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest expense. Other income (expense) during the nine months ended November 30, 2018 and 2017, was $21,058,280 and ($9,767,304), respectively. The $30,825,584 increase in other income was primarily attributable to the change in the fair value of derivatives and interest expense, including interest expense related to derivative liability in excess of the face value of debt and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities increased by $29,711,733 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●	Interest expense decreased by $2,157,743 due to a decrease in interest expense related to the derivative liability in excess of debt, partially offset by an increase in interest expense on debt.

●	Gain on settlement of debt decreased by $1,043,982 due to a decrease in the number and amount of debt settlements this year over last year.

Net Income (Loss)

We had a net income of $17,384,222 for the nine months ended November 30, 2018, compared to net loss of $11,805,734 for the nine months ended November 30, 2017. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the nine months ended November 30, 2018, we have generated revenue and are trying to achieve positive cash flows from operations.

As of November 30, 2018, we had a cash balance of $17,551, accounts receivable of $28,879 and $14,706,905 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	November 30, 2018	February 28, 2018
Current assets	$308,943	$491,989
Current liabilities(1)	14,706,905	34,784,191
Working capital (deficit)	$(14,397,962)	$(34,292,202)

________

(1)

As of November 30, 2018 and February 28, 2018, current liabilities included approximately $6.1 million and $31.1 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of November 30, 2018 and February 28, 2018, we had a cash balance of $17,551 and $24,773, respectively.

Summary of Cash Flows

	For the Nine Months Ended November 30, 2018	For the Nine Months Ended November 30, 2018
Net cash used in operating activities	$(1,678,281)	$(2,231,778)
Net cash used in investing activities	$(232,933)	$(251,827)
Net cash provided by financing activities	$1,903,992	$2,474,018

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended November 30, 2018 was $1,678,281, which included a net income of $17,384,222, non-cash activity such as the change in fair value of derivative liabilities of $26,216,071, gain on settlement of debt of $131,136, change in operating assets of $1,911,729, interest expense related to derivative liabilities in excess of face value of debt of $751,522, amortization of debt discount of $3,649,219, penalties from debt defaults of $221,055, loss on impairment of fixed assets $4,739, stock-based compensation of $632,972,  and depreciation and amortization of $82,902 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended November 30, 2018 was $232,933. This consisted primarily of the purchase of fixed assets of $232,858.

Net cash provided by financing activities.

Net cash provided by financing activities was $1,903,992 for the nine months ended November 30, 2018. This consisted of proceeds from convertible notes payable of $1,132,608, proceeds from loans payable $336,490, net borrowings from loan payable – related party of $401,473, and proceeds from the sale of preferred stock of $174,070, offset by principal payments on convertible notes of $125,000 and payments of vehicle loans of $13,657.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended February 28, 2018 filed with the SEC on June 22, 2018 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on June 14, 2018.

Related Party Transactions

For the nine months ended November 30, 2018, the Company received net advances of $401,473 from its loan payable with a related party. At November 30, 2018, the balance due to the related party was $502,106, and $316,142 at February 28, 2018.

During the nine months ended November 30, 2018, the Company accrued a total of $215,509 in consulting fees for research and development to a company owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of November 30, 2018, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of November 30, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: May 3, 2019	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director