Form 10-Q/A
period 2018-11-30
Artificial Intelligence Technology Solutions Inc.
filed 2019-06-03
CIK 1498148

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended November 30, 2018, filed with the Securities and Exchange Commission on May 3, 2019.

Additionally, we corrected two small rounding differences on the totals on page 23.

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

At November 30, 2018, the Company’s future minimum payments are as follows:

Twelve Months Ended	Amount
November 30, 2019	$105,792
November 30, 2020	96,922
November 30, 2021	58,495
November 30, 2022	19,314
$280,523

17. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended			For the Nine Months Ended
	November 30,			November 30,
	2018		2017	2018	2017

Numerator:
Net income (loss) available to common shareholders		$7,711,118	$(8,796,921)	$17,384,222	$(11,805,734)

Effect of common stock equivalents
Add: interest expense on convertible debt		316,411	—	726,595	—
Less: gain on change of derivative liabilities		(10,223,431)	—	(26,216,071)	—
Net income (loss) adjusted for common stock equivalents	$	(2,195,902)	$(8,796,921)	$(8,105,254)	$(11,805,734)

Denominator:
Weighted average shares – basic		8,949,875	1,186,924	4,028,324	408,206

Dilutive effect of common stock equivalents:
Stock options and warrants		432,324	—	299,404	—
Convertible debt		1,214,611,324	—	1,186,653,028	—
Preferred shares		56,069,447	—	56,069,447	—

Denominator:
Weighted average shares – diluted		1,280,062,970	1,186,9274	1,247,050,203	408,206

Net income (loss) per share – basic		$0.86	$(7.41)	$4.32	$(28.92)

Net income (loss) per share – diluted		$(0.00)	$(7.41)	$(0.01)	$(28.92)

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

Artificial Intelligence Technology Solutions Inc.

Date: May 21, 2019	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director