Form 10-K
period 2019-02-28
Artificial Intelligence Technology Solutions Inc.
filed 2019-08-26
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

ON THE MOVE SYSTEMS CORP.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	OTC PINK

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

[  ] Yes    [X] No

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2018 based upon the closing price reported on such date was approximately $917,325 Shares of voting stock held by each officer and director and by each person who, as of August 31, 2018, may be deemed as have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of August 15, 2019, there were 753,031720 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Business Overview

Artificial Intelligence Technology Solutions Inc. (formerly known as On the Move Systems Corp.) (“AITX” or the “Company”) was incorporated in Florida on March 25, 2010 and reincorporated in Nevada on February 17, 2015. On August 24, 2018, Artificial Intelligence Technology Solutions Inc., changed its name from On the Move Systems Corp (“AITX”).

Robotic Assistance Devices, LLC (“RAD”), was incorporated in the State of Nevada on July 26, 2016 as a LLC and was founded by current President Steve Reinharz. On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. through the issuance of 10,000 common shares to its sole shareholder.

On August 28, 2017, AITX completed the acquisition of RAD (the “Acquisition”), whereby AITX acquired all the ownership and equity interest in RAD for 3,350,000 shares of AITX Series E Preferred Stock and 2,450 shares of Series F Convertible Preferred Stock. AITX’s prior business focus was transportation services, and AITX was exploring the on-demand logistics market by developing a network of logistics partnerships. As a result of the closing of the Acquisition, AITX has succeeded to the business of RAD, in which AITX purchased all the outstanding shares of capital stock of RAD. As a result, AITX’s business going forward will consist of one segment activity which is the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs.

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

AITX’s prior business focus was transportation services, and we were previously exploring the on-demand logistics market by seeking to develop a network of logistics partnerships. On August 28, 2017, AITX acquired all the outstanding shares of RAD . Following the RAD acquisition, the Company is focused on applying advanced artificial intelligence (AI) driven technologies, paired with multi-use hardware and supported by custom software and cloud services, to intelligently automate and integrate a variety of high frequency security, concierge and operational tasks.

RAD’s solutions are offered as a recurring monthly subscription, typically with a minimum 12 month subscription contract. RAD’s solutions earn over 75% gross margin over the life of each deployed asset. Specifically, RAD provides workflow automation solutions delivered through a system of hardware, software and cloud services. All elements of hardware and software design offered by RAD are 100% designed, developed and owned by RAD.

Mission

AITX’ mission is to apply Artificial Intelligence (AI) technology to solve enterprise problems that can be categorized as expensive, repetitive and outside of the core competencies of the prospect organization.

A short list of basic examples include:

1.

Typical security guard related functions such as monitoring a parking lot during and after hours and responding appropriately. This scenario applies to perimeters, interior yard areas and related similar environments.

2.	Integrated hardware/software with Artificial Intelligence driven responses, simulating and expanding on what legacy or manned solutions could perform.

3.	Automation of common access control functions through technology utilized facial recognition and machine vision, leapfrogging most legacy solutions in use today.

RAD solutions are unique in the fact they:

1.	Start with an AI-driven response with the easy ability to connect to manned response.

2.	Use unique hardware purpose built by RAD for delivery of these solutions.

3.	Deliver services through RAD-developed software and cloud services, allowing enterprise IT groups to focus on core competencies instead of maintenance of complex video and security platforms.

RAD’s first industry focus is the $ 100B+ global security services market. (1)

RAD’s founder, Steve Reinharz, has 20+ years in various leadership/ownership roles in the security industry and was part of a successful exit to a global multinational security company in 2004. Mr. Reinharz has built a committed team of employees that have demonstrated tremendous productivity and self-sacrifice to advance the stated mission.

RAD’s current goal is to disrupt and capture a significant portion of both the human security guard market ($30B +) (2) and ‘physical security’ (cctv, access control, etc.) market ($20B +) through it’s innovative RAD solution ecosystem.

(1)  https://www.statista.com/statistics/323113/distribution-of-the-security-services-market-worldwide/

(2)  https://www.statista.com/statistics/294206/revenue-of-security-services-in-the-us/

AITX Expected Acquisitions

It is expected that AITX will acquire 2 remaining complementary companies owned by Mr. Reinharz sometime before the end of fiscal year 2020. These companies will be completely rolled into AITX as-is with no special compensation to Mr. Reinharz as setout below.

Mr. Reinharz has not taken any cash salary or earnings from RAD, AITX or any related entity since inception of the RAD in 2016.

BOLO Technologies, Inc., wholly owned by Mr. Reinharz, has had its limited assets of Intellectual Property and software formally integrated into RAD without necessity of any acquisition by RAD. BOLO created an innovative security-centric platform that integrates additional technologies to give security directors and law enforcement the easiest access to create, manage and track ‘Be On The Lookout’ (BOLO) alerts. ‘BOLO’ is a security industry term used to label interesting suspects such as disgruntled former employees, persons of interest wanted for questioning related to suspicious events and several other similar types of functions and services. BOLO Technologies will use advanced AI for data correlation and pattern matching and is focused on giving customers the ability to pre-empt, predict and prevent possible incidents. BOLO uses a service model similar to RAD’s robots-as-a-service model.

‘RAD Canada’, wholly owned by Mr. Reinharz, provides most of the Research & Development for RAD’s solutions. Specifically, all RAD hardware solutions are designed and developed by this entity as well as some firmware, software and cloud software elements. All but two RAD Canada resources have been absorbed into RAD.

AITX, with these acquisitions, will enjoy the benefits of a skilled R&D group that includes skilled industrial and software engineers plus a security-focused platform that provides unique services in high demand. Mr. Reinharz will remain President of all AITX subsidiaries.

Background - First Commercial Rugged Outdoor Security Robot

RAD was started by Mr. Reinharz in the summer of 2016. RAD originally partnered with SMP Robotics Systems Corp (SMP). and commercialized the SMP S5 Robot for the security market. RAD’s commercialization of the platform focused on integrating traditional security industry manufacturers’ solutions onto the robotics platform. After two paid Proof of Concepts for large utility companies (under NDA) and over 18 months of development and testing RAD began deployments with various Fortune 500 customers. These deployments were scheduled to begin in October 2017 but were delayed until December 2017 due to various supply chain challenges.

By March 2018 it was apparent that S5 platform promotion and development was not sustainable and RAD began to pull robots out of service.

The Robots were rejected by customers due to unsatisfactory reliability and some technical flaws that could not be solved despite full efforts by SMP and RAD. RAD now considers this phase of the company ‘Phase 1’ into robotics. Over 40 deployments were attempted during this period.

RAD has had no contact with SMP Robotics since April 2018.

Much of RAD’s existing convertible debt was acquired in support of the RAD/SMP robotics program.

Background – RAD’s 2nd Generation Ecosystem

RAD’s primary strategy has always been to use AI technology and modern systems to transform the security industry. Mobile robots, indoor and outdoor, are a part of that strategy. However, to completely realize the delivery of these solutions a set of ’stationary robots’ required development.

These stationary robots launched in April 2018 with the Security Control and Observation Tower (SCOT, development of which began in August 2017. SCOT performs many of the same functions of a stationary human security guard, plus many features that human guards cannot perform, and at approximately 15% of the cost. There is no known comparable solution available today that blends technology, usability, special features and cost. This is why SCOT has growing demand and has received considerable accolades.

SCOT’s positive market reception reinvigorated RAD and the focus turned to accelerating the development of the software and cloud services that support SCOT.

SCOT runs on the RAD Software Suite™, as all RAD security solutions do. This software suite is a cloud and mobile solution that is the heart of RAD’s security solution.

After extraordinary efforts by the team, beta SCOT was first shown to customers in Ohio at the end of February 2018. This beta exposition was to test customer reception and receive final voice-of-the-customer input. Security representatives from Cincinnati Reds, Cincinnati Bengals, Cincinnati Police Departments and County of Hamilton Sheriff’s Department were shown this early SCOT and gave SCOT and the preliminary RAD Software Suite a tremendous endorsement. Feedback was incorporated into SCOT and ideas on SCOT derivatives were added to the hardware development roadmap.

At the ISC West show in April 2018 SCOT won three awards: (1) a SIA New Product Award for Law Enforcement/Guarding, (2) 2018 Secure Campus Award from Campus Security and Life Safety and (3) a ‘Govie’ award for government security solutions from Security Today.

(1) SIA’s New Product Showcase recognizes innovative products, services and solutions in electronic physical security, and SCOT™’s award comes in the Law Enforcement/Guarding Systems category. Technologies within the program are used in the protection of life and property in residential, commercial and institutional settings, displaying SCOT™’s importance in long-range human detection and acting as a force multiplier for safety and defense against outside threats.

(2) RAD’s pivot to SCOT and its future derivatives is complete and current facilities can produce a mix of up to 100 units per month with moderate additional investment in equipment and manpower.

RAD has not submitted for any awards since mid-2018 but expects future awards participation.

Currently Available Hardware Solutions

RAD’s hardware lineup has improved and expanded since initial launch in April 2018. RAD’s hardware lineup includes:

1.

’SCOT 2.0’ has replaced SCOT 1.x. SCOT 1 went through three significant upgrades over the first 12 months of launch to arrive at SCOT 1.3. SCOT 1.3 features a mature software platform and a refined hardware platform. SCOT solutions have operated with over 99% uptime since inception. ’SCOT’ is an acronym for ’Security Control and Observation Tower’. It embodies and offers the full complement of solutions driven by the RAD Cloud.

SCOT 2.0 is a SCOT 1.3 enclosed in an appealing modern enclosure. It also features additional LCD monitors (like a Wally), curved LED panels to support visibility and flexible messaging (as opposed to SCOT 1.x flat LED panels) and an advanced locking system. SCOT 2.0 is the realization of the concepts pioneered, demonstrated and tested throughout the 1.x lineup. The SCOT lineup is indoor/outdoor rated.

All SCOT1.x units continue to perform and generate revenue for the company. There are no immediately plans to replace 1.x units with 2.0 units. SCOT 1.x units can be supported indefinitely under RAD’s software architecture. It is expected that in time these 1.x units will be applied to industrial applications where aesthetics are secondary to functionality.

2.

‘WALLY’ was announced in June 2018 in the Allied Universal Services, Inc., booth at the BOMA International Show in San Antonio. WALLY is a wall-mounted derivative of SCOT that is also indoor/outdoor rated. It’s designed to bring the RAD ecosystem to areas such as main lobbies, elevator lobbies, dock access areas and more.

3.	‘FRED’ was announced in September 2018 and is a complement to the RAD ecosystem by just focusing on various verified entry methods. Appropriate for office access and to be mounted on gate stanchions.

4.	‘ROSA’ was announced to specific dealers and customers in May 2019. Official general market introduction should happen by August of 2019. ROSA is an acronym for Responsive Observation Security Agent.

Software Solutions

RAD has created a variety of front-end and back-end software solutions to power its ecosystem. Customer facing software includes RADGUARD (on the touchscreens of RAD’s field devices) and RADSOC (Security Operations Center) and RADPMC (Property Management Center).

RAD has developed a variety of utilities that allow automatic over-the-air updates, most of which is within a back-end application called SCOT Manager.

RAD has written world class Visitor Management, Access Control and other applications instead of seeking to partner with legacy manufacturers. It is RAD’s opinion that the legacy paradigm in the physical space underserves the markets in terms of cost, functionality and integration.

RAD has recently integrated its own Video Management System into RADSOC that includes full integration to a variety of features related to security and properly management functions.

RAD’s ability to deliver easy to use, easy to obtain, and easy to support software, combined with custom workflow-automation applications, is the key to RAD’s value proposition.

Manufacturing & Assembly

RAD uses a variety of domestic and overseas machine shops for raw material procurement and machining of the required plastic and metal pieces that build RAD devices.

RAD’s sourcing has redundancy through use of multiple machine shops producing the same products for RAD.

There is no piece of any RAD device that can only be procured from one supplier.

RAD’s margins are based on current small batch production and assembly. Economies of scale will drive greater gross margin as quantities and efficiencies increase.

RAD’s primary assembly and configuration location is in Southern California. It is anticipated that as RAD outgrows its existing facility these functions will be moved out of state, most likely to mid-west location. RAD’s California location would remain as the West Coast Sales & Service Center.

Anticipated location for a comprehensive assembly location is Michigan. This location provides central access to RAD’s largest markets as well as easy access from RAD’s R&D center outside of Toronto, Canada.

Tariff Impact

Anticipated tariffs of 25% across all imported items, not yet in effect, would impact US production costs by an additional 10%. If this happens RAD anticipates absorbing this cost for US units but supplying Canadian demand from local Canadian production (instead of from the US).

Roadmap

RAD anticipates two major hardware product releases in fiscal 2020.

First, RAD announced a return to the mobile unmanned ground vehicle market at the end of July 2019. This ground drone will benefit from significant innovations during the first 12 months following launch. It’s expected these advanced applications will spawn several ‘killer apps’ that will put this unit, and the RAD Ecosystem, in high demand.

Second, RAD anticipates release of an entirely new solution currently in early stage development. This new solution will become a critical component of the RAD ecosystem.

Furthermore there could be a third significant addition depending on technical and market conditions.

RAD expects to release Wally 2.0 and FRED 2.0 in fiscal 2020. These upgrades are minor.

Team and Culture

AITX has built a strong start-up culture based on performance, sacrifice and rewards. RAD begins every interview with a review of the eight elements that comprise RAD Culture and candidates are encouraged to understand that this is not a traditional company. As a startup RAD faces challenges of limited resources and time and as such, the team members are open to multitasking and wearing multiple hats, as the situation demands, thus allowing the management team to focus on the larger goals and steer the company in the right direction. Our solid RAD team, all share in the same beliefs and core values of the Company; so we easily adjust to changes thus giving RAD an edge in the market. The core team really determines the fate of a company and RAD is no stranger to the difficulties that face a startup, such as unexpected setbacks, delays in funding or a cash crunch. At RAD the whole team has pitched in, doing whatever they can, from working to meet tight deadlines; or willing partaking in financial sacrifices; to assisting where and whenever needed, creating a core team willing to standby the company through the testing times.

RAD’s culture has provided strength throughout the difficult period of robot deployments and the transition to 2nd generation solutions.

Market Environment

RAD experience has proved that the security market is ripe for disruption. Having captured the interest of many Fortune 500 companies (names generally protected under NDA) including Microsoft, Verizon, Boeing, Lockheed Martin, among many others, no other known company has the solutions, distribution channel, reputation, sales or support model to rival RAD in the near term.

Furthermore, the launch of RAD’s mobile solutions will create additional significant distance between any would-be competitors. RAD will be a one-stop shop for proven and comprehensive mobile and stationary workflow improvement devices and systems.

RAD’s technology model includes a ‘new paradigm’ for the security industry: Security in a box. Every RAD solution features connection to the RAD Software Suite which is a platform for AI processing, usage analytics, cloud served video, communications interface, audit logs and much more.

Positive market reception for RAD solutions are due to the following existing conditions:

1.

The security guard industry is characterized by poor customer satisfaction and industry consolidation. It’s self-described to be a ‘race to the bottom’ to provide the lowest cost services to end users because generally speaking end users require some security for general crime deterrent and insurance purposes. There are 1.1M security guards in the United States and the security guard industry represents over $20B in annual sales and the average security guard bill rate is $20/hour.

2.

Enterprise organizations’ security divisions/groups are continuously challenged to reduce cost. For example, Universal Parcel Service (UPS) spends over $120M/year in security guard services, Lockheed Martin over $60M/year and NBC Universal over $25M/year. The security guard industry has not had any significant disruption or innovation since inception.

3.	Guarding companies struggle to offer quality service at a reasonable price. Security organizations are eagerly receptive to solutions that improve performance and reduce cost.

4.

RAD’s device rental model allows clients to immediately save significant operating costs. With RAD’s current stationary solutions retailing from under $1/hour to $5/hour we can immediately provide substantial savings and significant additional security.

5.

RAD’s services options allow end users to incorporate or fully replace their existing Security Operation Centers with RAD solutions. This integrated with RAD’s “Solutions-As-A-Service” Rental Program offers customized options to help organizations achieve operational and security goals.

The above conditions speak to the historical lack of innovation in the guarding market largely driven by the lack of development of truly revolutionary systems. This market is now positioned for major disruption with the application of AI based solutions, as lead by RAD. As such, the interest in RAD solutions has been overwhelming. Major companies, including the U.S. largest guarding company Allied Universal Services, are aligning with RAD to offer these services to their customer base.

RAD Solutions Customer Acceptance

RAD end users include one Top 10 company and many Fortune 500 companies. RAD is currently deployed in logistics, commercial real estate, healthcare and retail industries. If RAD deployed to only 5% of any one of these industries facilities the company would enjoy tremendous profitability.

Due to the nature of existing non-disclosure agreements RAD does not normally share customer lists or specific deployment details.

RAD’s batch production of SCOTs & WALLYS have all been committed prior to the completion of the production cycle, with an average delivery time of 45 days. RAD has set a goal, predicated on regular demand, to reduce delivery time to 15 days.

RAD Industry Leadership Role

Mr. Reinharz has earned a prominent role as a spokesperson for AI and change in the security industry. He has lectured and participated in several panels for some of the security industries largest events and organizations. Mr. Reinharz sits on the SIA’s Autonomous Working Group committee which is dedicated to helping shape the industry and support progressive legislation. Most recently Mr. Reinharz provided NY City’s ASIS CPP group a lecture that qualified as a continuing education credit.

RAD gets exposure to prospects, customers and investors through Mr. Reinharz’s efforts to educate the security market. Blogs and industry published articles can be found in the news section of www.roboticassistancedevices.com

It is expected that Mr. Reinharz continues his promotion of the new paradigm for the next few years until adoption is widespread.

Financing

RAD has entered into three royalty revenue agreements and taken on limited additional direct debt to sustain operations and research and development as the company drives towards positive cash flow. Furthermore Steve Reinharz has provided over an additional $250,000 plus 100% deferred earnings during this rebuilding period. Steve Reinharz has received no cash salary and has pledged to receive no salary payouts until RAD has positive cash flow. All RAD employees have also made financial contributions and sacrifices during this period of focus on profitability.

However, positive cash flow cannot fund the pace of expected deployments. As such RAD has been working on alternative funding options. The expected success and durability of RAD’s solutions, and depth and breadth of the sales funnel has attracted the attention of various asset funding companies.

RAD has engaged with one such company that has provided RAD with a term sheet for a starting line of credit up to $2,000,000. The terms provide RAD enough capital for the deployment of units that can generate annual revenue between $2,500,000 and $ 4,000,000 depending on product mix and sales channel. The company that has provided this term sheet has assured RAD that the financing can be expanded well beyond $10,000,000 under expected circumstances. RADs largest client has updated contracts required to allow this financing to take place. RAD estimates they are in the last 50% of work required to secure this financing.

RAD is engaged in supplemental financing efforts based on existing and future streams of revenue that will provide additional non-dilutive funding to the company. As these efforts mature updates will be issued or shared in the relevant filings.

Go To Market Strategy

RAD’s strategy continues to focus on creation and support of a strong dealer channel. This affords multiple benefits to RAD with few downsides. RAD has successfully integrated through the largest US guarding company and recently signed another top 3 guarding company as a RAD dealer. Furthermore, RAD has been signing up and developing mid-sized and smaller dealers. RAD is on track to develop a focused group of dealers of which most will exclusively represent RAD solutions.

Supplemental to that RAD will, under certain circumstances, accept subscriptions directly from end users. These situations are largely characterized by the end user not having a guarding company, having a guarding company that RAD does not want as a dealer or other extenuating circumstances. RAD has no desired ratio of dealer vs direct subscriptions. Dealer subscriptions remain the primary focus.

Competition

RAD has no direct competition save for one immediate competitor and one potential competitor as disclosed in Risk factors on page 11.

RAD is considered part of the ‘drones’ category of the security industry although at RAD we consider ourselves to be in the workflow automation industry.

RAD deliberately restricts information that is public for three main reasons:

1.	Usually activities are covered by mutual non-disclosure agreements and RAD generally will not ask for permission to publicize customer activities.

2.	These are generally security applications and most companies prefer to not advertise the details of their security systems.

3.	Until RAD hits the ‘tipping point’ we prefer to keep our solutions stealthy to some extent so as not to give our would-be competitors tips to copy us.

It is anticipated that at some point some competition may enter the market. RAD seeks to maintain a 2+ year competitive advantage through a broad line of hardware solutions, the fastest and smoothest user interface and the strongest feature set with the most mature back-end. Furthermore RAD seeks to expand its sales staff and become the dominant incumbent in this new market that it has created.

RAD Results and Forecasts

At the time of this writing RAD has a contracted monthly run rate of over $ 30,000, the bulk of which is based on 2018 RAD pricing. RAD completed a price increase March 1, 2019 which allows positive cash flow achievement with 35% fewer deployments. Moreover, future orders that are allegedly in the final stages of customer procurement should allow RAD to achieve positive cash flow within 6 months or less.

RAD views itself as a fast growth technology company poised for exponential growth. RAD’s sales funnel is over 300 accounts strong in various stages of the sales process. Complementing that could be several hundred more accounts in progress with the dealer base that do not generally provide RAD with current or accurate sales funnel information. As an example, one dealer has shared a CRM report with over 180 accounts yet incoming subscriptions were never listed in the CRM.

Employees

As of June 7, 2019, we had 19 full-time employees and 2 contracted employees. None of our employees are represented by a union. We consider our relations with our employees to be excellent.

Legal Proceedings

See Item 3 - Legal Proceedings.

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

RAD was formed in 2016 and made its first sale in 2016. Accordingly, the Company has a limited operating history upon which to evaluate its performance and prospects. Our current and proposed operations are subject to all the business risks associated with new enterprises. These include likely fluctuations in operating results as the Company makes significant investments in research, development and product opportunities, and reacts to developments in its market, including purchasing patterns of customers, and the entry of competitors into the market. We cannot assure you that we will generate enough revenue to be profitable in the next three years or at all, which could lead to a loss of part or all of an investment in the Company.

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

We may not be able to develop automatic charging for our products, which could negatively affect our growth strategy.

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

RAD’s re-entry into the mobile security robotics market opens the company to one immediate competitor and one potential competitor. Knightscope, Inc., states availability of one outdoor security robot called the ‘K5’ with another outdoor robotic device under development, the ‘K9’. Cobalt Robotics Inc., offers an indoor robotic device that states various security functions. It is possible that either or both of these companies create direct competition to RAD. We are aware of other companies that are already active in our industry and others that are developing physical security technology in the U.S. and abroad that may potentially compete with our technology and services. These, or new, competitors may have more resources than us or may be better capitalized, which may give them a significant advantage, for example, in offering better pricing than the Company, surviving an economic downturn or in reaching profitability. We cannot guarantee that we will be able to compete successfully against existing or emerging competitors. Additionally, existing private security firms may also compete on price by lowering their operating costs, developing new business models or providing other incentives. We cannot give any assurance that we can adequately compete with existing or new competitors which could lead us to expend additional funds toward our marketing efforts and would further adversely affect our business operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our corporate offices at 1 East Liberty. 6th Floor, Reno, Nevada 89501, pursuant to a month-to-month lease. Our annual rental cost for this facility is approximately $936 annually. RAD currently maintains an office at 1218-1222 Magnolia Ave, Suite 106 Bldg. H, Corona, California 92881 pursuant to a month to month lease commencing March 1, 2019. RAD’s annual rent is $12,000 per year. RAD maintains a mailing address for 31103 Ranch Viejo Road, Suite d2114 for a nominal fee of $ 264/yr. RAD previously had its offices at 23121 La Cadena Suite B/C Laguna Hills, California 92675, pursuant to a five-year term ending March 31, 2022. Its annual rental cost for this facility was approximately $65,000, plus a proportionate share of operating expenses of approximately $35,000 annually. The Company also leased premises in northern California. The lease was for three years, beginning in August 2017, and would expire in August 2020. The Company shared these premises with a former supplier who was the co-lessee. Through agreement with the supplier, the Company was to pay 75% of the lease costs and the supplier was to pay 25%. The Company’s share of rent costs was approximately $43,000 annually. On February 1, 2018 the Company entered into an additional lease for premises for a robotic control center. The lease ran from February 1, 2018 to January 31, 2021 for $6,600 annually. At the end of fiscal 2019 the Company terminated all three preceding leases through verbal arrangement with the landlord. Regarding the lease at La Cadena, the Company agreed to a settlement amount to cover unpaid rent, commissions and leasehold improvements paid by the landlord totaling $62,039 to be paid by the Company in 4 monthly installments of $5,000 commencing August 1, 2019 with the remaining balance to be paid in $10,000 monthly installments thereafter. The Company recorded the $62,039 as a loss on settlement. No further liability was recorded for both the northern California and robotic control center leases.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are no legal proceedings pending at this time.

In February 2016, AITX received notice that it had been sued in the Clark County District Court of Nevada. The plaintiff alleges that AITX obtained certain trade secrets through a third party also named in the suit. AITX believes the suit is without merit and intend to vigorously defend it. An Arbitration was conducted on May 9, 2017, Plaintiff filed a Notice of Trial de Novo, seeking a review of the merit dismissal. It is counsel’s opinion this Trial de Novo is without merit and AITX should prevail.

In April 2019 the principals of WeSecure (see Note 8) filed lawsuit in California Superior Court seeking damages for non-payment balance of sale of WeSecure assets totaling $25,000, unpaid consulting fees payable to the two principals through to September 2019 totaling $125,924.48, and labor code violations of $48,434.40 all totaling $199,358.88 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments as follows:

2019		2020		Total
6/30/19	$5,000	1/26/2020	$15,000
7/30/19	$5,000	2/25/2020	$15,000
8/29/19	$7,500	3/26/2020	$15,000
9/28/19	$7,500	4/25/2020	$15,000
10/28/19	$10,000	5/25/2020	$20,000
11/27/19	$10,000	6/25/2020	$20,000
12/27/19	$15,000	7/24/2020	$20,000

Total	$60,000		$120,000	$180,000

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

AITX’s common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “AITX” in June 2011 and as AITX on August 24, 2018. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. On August 24, 2018, the Company undertook a 100:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 17).

These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended February 28, 2019:
Quarter ended February 28, 2019	$0.01	$0.001
Quarter ended November 30, 2018	$0.21	$0.01
Quarter ended August 31, 2018	$1.48	$0.32
Quarter ended May 31, 2018	$7.52	$1.04

Fiscal Year Ended February 28, 2018:
Quarter ended February 28, 2018	$11.50	$4.93
Quarter ended November 30, 2017	$14.09	$4.12
Quarter ended August 31, 2017	$27.40	$2.95
Quarter ended May 31, 2017	$8.00	$1.60

On August 15, 2019, the closing price per share of the Company’s common stock as quoted on the OTC was $0.0006.

Dividends

To date, we have not paid dividends on shares of the Company’s common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, AITX’s financial condition, and other factors deemed relevant by its Board of Directors.

Holders of Common Stock

As of June 8, 2019, there were 64 holders of AITX’s common stock of which 12 were active. . The number of foregoing holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company is authorized to issue 5,000,000,000 shares of common stock, with a par value of $0.00001. The closing price of its common stock on June 7, 2019, as quoted by OTC Markets Group, Inc., was $0.0015. There were 371,306,493 shares of common stock issued and outstanding as of June 7, 2019. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended February 28, 2019, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 5, 2015, AITX effected a 500-for-1 reverse split, upon its reincorporation in Nevada. Each common shareholder received one common share in the Nevada company for every 500 common shares they held in the Florida company. Fractional shares were rounded up, and each share shareholder received at least 5 shares.

On August 24, 2018, the Company undertook a 100:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 12).

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

Transfer Agent and Registrar

The Transfer Agent for our capital stock is Transhare with an address at 15500 Roosevelt Boulevard, Suite 302, Clearwater, Florida 33760. Their telephone number is Office phone: 303-662-1112.

Recent Sales of Unregistered Securities

The following is a summary of transactions by AITX involving sales of its securities that were not registered under the Securities Act.

On August 28, 2017, AITX entered into a Stock Purchase Agreement with RAD and Steve Reinharz, as sole stockholder of RAD. Pursuant to the terms of the Stock Purchase Agreement, AITX acquired, on August 28, 2017, 10,000 shares of RAD’s common stock, representing all of RAD’s issued and outstanding capital stock, from Mr. Reinharz in exchange for the issuance by AITX of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock. In connection with the foregoing, the Registrant relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

During the period from June 1, 2017 through July 25, 2017, AITX issued 8,922,279 shares of common stock upon cashless exercise of warrants held by one of the Company’s lenders who also converted $3,358 in interest and principal for 395,667 shares for a total of 9,317,946 shares issued.

On July 8, 2017, AITX issued a convertible note payable for $200,000 which bears interest at 8% per annum and is due July 6, 2018. The note is convertible into common stock of the Company at a 40% discount to the lowest trading price in during the 20 trading days prior to conversion.

In connection with the foregoing, the Registrant relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

On February 16, 2017, AITX closed on a Share Purchase Agreement with Capital Venture Holdings LLC (“Capital Venture”), a Wyoming Limited Liability Company, whereby AITX issued Capital Venture 1,000 shares of Series F Convertible Preferred Stock, representing all of the issued and outstanding shares of Series F Convertible Preferred Stock to Capital Venture in consideration for $5,000. Mr. Garett Parsons is the sole and managing member of Capital Venture.

In connection with the foregoing, AITX relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended February 28, 2019.

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

Overview

AITX was incorporated in Florida on March 25, 2010. AITX reincorporated into Nevada on February 17, 2015. AITX’ fiscal year end is February 28. AITX is located at 1 East Liberty, 6th Floor, Reno, NV 89501 and our telephone number is 702-990-3271.

On August 28, 2017, AITX entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with RAD and Steve Reinharz, as sole stockholder of RAD. Pursuant to the terms of the Stock Purchase Agreement, AITX acquired, on August 28, 2017, 10,000 shares of RAD’s common stock, representing all of RAD’s issued and outstanding capital stock, from Mr. Reinharz in exchange for the issuance by AITX of (i) 3,350,000 shares of its Series E Preferred Stock and, (ii) 2,450 shares of its Series F Convertible Preferred Stock. As a result of the RAD acquisition, RAD is a wholly owned subsidiary of AITX. As a result of the closing of the RAD acquisition, AITX has succeeded to the business of RAD, in which it purchased all of the outstanding shares of capital stock of RAD. As a result, AITX’ business going forward will consist of one segment activity which is the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs.

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

AITX’s prior business focus was transportation services, and we were previously exploring the on-demand logistics market by seeking to develop a network of logistics partnerships. Following the RAD acquisition described above, the Company took on RAD’s business of applying advanced artificial intelligence (AI) driven technologies, paired with multi-use hardware and supported by custom software and cloud services, to intelligently automate and integrate a variety of high frequency security, concierge and operational tasks.

RAD’s solutions are offered as a recurring monthly subscription, typically with a minimum 12 month subscription contract. RAD’s solutions earn over 75% gross margin over the life of each deployed asset. Specifically, RAD provides workflow automation solutions delivered through a system of hardware, software and cloud services. All elements of hardware and software design offered by RAD are 100% designed, developed and owned by RAD.

Results of Operations

The following table shows our results of operations for the years ended February 28, 2019 and 2018,. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Year Ended February 28, 2019	Year Ended February 28, 2018	Dollars	Percentage

Revenues	$114,671	$106,476	$8,195	8%

Gross profit	110,149	61,476	48,673	79%

Operating expenses	4,257,843	3,578,301	679,542	19%

Loss from operations	(4,147,694)	(3,516,825)	(630,869)	18%

Other income (expense), net	19,509,231	(20,732,176)	40,241,407	194%

Net income ( loss )	$15,361,537	$(24,249,001)	$39,610,538	163%

Revenue

Total revenue for the year ended February 28, 2019 was $114,671, which represented an increase of $8,195, compared to total revenue of $106,476 for the year ended February 28, 2018. The increase in rental revenues actually was $ 53,195 due to the prior year sale of a revenue earning device for $45,000 that was acquired in the acquisition of WeSecure’s assets costing $45,000, thus affecting gross profit below. Note that 2019 was the first year the Company started renting their current product line.

Gross profit

Total gross profit for the year ended February 28, 2019 was $110,149, which represented an increase of $48,673 compared to total gross profit of $61,476 for the year ended February 28, 2018. The increase resulted from the cost of goods on the above-mentioned prior year sale of the WeSecure asset. Removing the $45,000 cost of the asset, the cost of rental revenue activities were $4,522 and nil for the years ended February 28, 2019 and 2018, respectively. The 2019 cost represents inventory adjustments.

Operating expenses

Operating expenses for the years ended February 28, 2019 and February 28, 2018 comprised of the following:

	Period		Change
	Year Ended February 28, 2019	Year Ended February 28, 2018	Dollars	Percentage

Research and development	$540,971	$493,000	$47,971	10%

General and administrative	3,529,088	2,391,664	1,137,424	48%

Depreciation and amortization	114,612	130,081	(15,469)	(12%)

Loss on impairment of fixed assets	73,172	563,556	(490,384)	(87%)

Operating expenses	$4,257,843	$3,578,301	$679,542	19%

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and amortization, and a loss on impairment of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the years ended February 28, 2019 and February 28, 2018 were $4,257,843 and $3,578,301, respectively. The overall $679,542 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

● Research and development expenses increased by $47,971 which resulted from an increase in R&D Consultation fee from RAD Canada of $247,398 because of development costs on the new products and decreases in R&D equipment and other R&D costs of $199,427 which were caused by the development of the older robots that were developed and used in fiscal 2018.

● General and administrative expenses increase by $1,137,424 primarily due to the following increases :

● Stock based compensation increased by $743,425 as 20,436,309 warrants were issued during the year ended February 28, 2019 vs 4,500 warrants issued in the prior fiscal year.

● Professional fees increased by $303,010 due to higher reporting costs and the consulting fee paid to Garett Parsons for the year ended February 28, 2019.

● Wages and salaries increased by $161,403.

Note that since the merger with RAD occurred in August 29, 2018 for fiscal 2018 the results of operations prior to that date for the year ended February 29, 2018 included in the consolidated FS were RAD only, where for the year ended February 28, 2019 the results of operations were combined for the full year.

These above increases were partially offset by decreases in loss on impairment of fixed assets of $490,384 and a reduction of depreciation and amortization of $15,469 both which could be attributed to the write off of revenue producing and demo devices occurring in the year ended February 28, 2018.

Other income (expense)

Other income (expense) consisted of the change of fair value of derivative instruments interest expense and gain on settlement of debt. Other income (expense) during the years ended February 28, 2019 and 2018, was $19,509,231 and ($20,732,176), respectively. The $40,241,407 increase in other income was primarily attributable to the change in the fair value of derivatives and interest expense, including interest expense related to derivative liability in excess of the face value of debt and gain on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities increased by $35,534,360 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●	Interest expense decreased by $5,664,858 due to a decrease in interest expense related to the derivative liability in excess of debt, partially offset by an increase in interest expense on debt.

●	Gain on settlement of debt decreased by $957,811 due to a decrease in the number and amount of debt settlements this year over last year.

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

For the year ended February 28, 2019, the Company had negative cash flow from operating activities of $1,804,261. As of February 28, 2019, the Company has an accumulated deficit of $20,142,492 and negative working capital of $15,376,920. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the period indicated:

	February 28, 2019	February 28, 2018

Current assets	$366,681	$491,989
Current liabilities(1)	15,743,601	34,784,191
Working capital	$(15,376,920)	$(34,292,202)

__________

(1)

 As February 28, 2019 and February 28, 2018, current liabilities included approximately $6.2 million and $31.1 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of February 28, 2019 and February 28, 2018, we had a cash balance of $21,192 and $24,773, respectively.

Summary of Cash Flows

	Year Ended February 28, 2019	Year Ended February 28, 2018

Net cash used in operating activities	$(1,804,261)	$(3,309,230)
Net cash used in investing activities	$(202,717)	$(239,490)
Net cash provided by financing activities	$2,003,397	$3,516,586

Net cash used in operating activities for the year ended February 28, 2019 was $1,804,261, which included a net income of $15,361,537, non-cash activity such as the change in fair value of derivative liabilities of $26,039,039, gain on settlement of debt of $217,217, change in operating assets of $2,105,485, interest expense related to derivative liabilities in excess of face value of debt of $1,017,250, amortization of debt discount of $4,993,674, loss on impairment of fixed assets $73,172, provision for note receivable $40,000, stock-based compensation of $746,625, and depreciation and amortization of $114,612 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the year ended February 28, 2019 was $202,717. This consisted primarily of the purchase of fixed assets of $232,858 offset by a reduction of the security deposit.

Net cash provided by financing activities.

Net cash provided by financing activities was $2,003,397 for the year ended February 28, 2019. This consisted of proceeds from convertible notes payable of $1,227,608, proceeds from loans payable $539,573, proceeds from deferred variable payment obligation of $ 192,500,net borrowings from loan payable – related party of $218,890, and proceeds from the sale of preferred stock of $174,070, offset by principal payments on convertible notes of $187,000, repayments of loan payable $156,500 and payments of vehicle loans of $5,746.

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

Significant Accounting Policies

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2019 and February 28, 2018, the Company had no deferred development costs.

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. While the Company does not expect fiscal year 2020 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018. Refer to Note 4 – Revenue from Contracts with Customers for additional information.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2019
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,170,139	$—	$—	$6,170,139

February 28, 2018
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$31,113,844	$—	$—	$31,113,844

See Note 16 for specific inputs used in determining fair value.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company does not expect any material impact of ASU 2016 02 on the financial statements because the leases commencing March 1 ,2019 are month to month.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-28 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 13, 2019, the Board of Directors of Artificial Intelligence Technology Solutions Inc. (the “Registrant”) approved and ratified the engagement of Fruci & Associates II, PLLC (“Fruci PLLC”) as the Registrant’s independent registered public accounting firm effective immediately, and dismissed Marcum LLP (“Marcum LLP”) as the Registrant’s independent registered public accounting firm.

From October 18, 2018 through May13, 2019, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Registrant and Marcum LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On October 18, 2018, Artificial Intelligence Solutions Inc. (formerly On the Move Systems Corp.) (the “Company”) engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This engagement occurred in connection with the Company’s prior independent public accountants, GBH CPAs, PC (“GBH”) resigning, effective July 1, 2018, as a result of combining its practice with Marcum. The engagement of Marcum has been approved by the Audit Committee of the Company’s Board of Directors.

During the fiscal year ended February 28, 2018 and through October 18, 2018, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to GBH’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the fiscal year ended February 28, 2018 and through October 18, 2018, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K, except certain material weaknesses in the Company’s internal controls over financial reporting, as discussed in the Form 10-K for the fiscal year ended February 28, 2018.

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

MaloneBailey’s audit report on AITX’ consolidated financial statements as of and for the fiscal year ended February 28, 2017, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 28, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2019.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Garett Parsons	35	President, Chief Executive Officer, Chief Financial Officer and Director

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

Director Compensation

Mr. Parsons, our sole director, does not receive any additional compensation for his services as a director. We reimburse our directors for all reasonable ordinary and necessary business-related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director during the years ended February 28, 2019 and February 29, 2018 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for Mr. Parsons, our President, Chief Executive Officer and Chief Financial Officer.

2019 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary or Fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Garett Parsons,	2019	101,410	—	—	—	—	—	—	101,410
President, Chief Executive Officer and Chief Financial Officer (1)	2018	68,768	—	—	—	—	—	—	69,768

__________

(1)	Mr. Parsons was appointed President, Chief Executive Officer and Chief Financial Officer on February 16, 2017.

Employment Agreements

We are not currently a party to an employment agreement with Mr. Parsons, our sole executive officer. We may enter into an employment agreement with Mr. Parsons in the future, however. We have no plans providing for the payment of any retirement benefits.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for Mr. Parsons, our sole executive officer outstanding as of February 28, 2019:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 28, 2019, AITX had 200,261,790 shares of its common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2019, and reflects:

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

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Garett Parsons (3)	200,261,790	22.47%
All executive officers and directors as a group (1 persons)	200,261,790	22.47%

5% Stockholders:
Steve Reinharz (4)	490,641,386	55.06%
c/o Robotic Assistance Devices
31103 Rancho Viejo Road, Suite D211 San Juan Capistrano, CA 92675

__________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Report 200,261,790 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 200,261,790 shares of the Company’s common stock issued and outstanding as of the date of this report.

(3)

Mr. Parsons is the Company’s President, Chief Executive Officer and Chief Financial Officer and owns 1,000,000 shares of our Series E Preferred Stock and 1,000 shares of our Series F Preferred Stock. If Mr. Parsons converted the 1,000 shares of the Company’s Series F Preferred stock, he would receive 200,261,790 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holder of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

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

The director of RAD loaned RAD certain funds to pay for RAD’s expenses. The loans are non-interest bearing (save for deferred salary portion of loan which bears interest at 12% see Note 13) and unsecured, with no specific terms of repayment or collateral. For the year ended February 28, 2019 and 2018 , the Company received net advances of $218,890 and $219,613, respectively, from its loan payable to a related party. At February 28, 2019, the balance due to the related party was $782,844, and $316,142 at February 28, 2018.

During the year ended February 28, 2019 and 2018 , the Company paid $484,251 and $236,853, respectively in consulting fees for research and development to a company owned by a principal shareholder.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 13, 2019, the Board of Directors of Artificial Intelligence Technology Solutions Inc. (the “Registrant”) approved and ratified the engagement of Fruci & Associates II, PLLC (“Fruci PLLC”) as the Registrant’s independent registered public accounting firm effective immediately, and dismissed Marcum LLP (“Marcum LLP”) as the Registrant’s independent registered public accounting firm.

On October 18, 2018, Artificial Intelligence Solutions Inc. (formerly On the Move Systems Corp.) (the “Company”) engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This engagement occurred in connection with the Company’s prior independent public accountants, GBH CPAs, PC (“GBH”) resigning, effective July 1, 2018, as a result of combining its practice with Marcum. The engagement of Marcum has been approved by the Audit Committee of the Company’s Board of Directors.

On September 25, 2017, our Board of Directors approved and ratified the engagement of GBH CPAs, PC (“GBH CPAs”) as our independent registered public accounting firm for the Company’s fiscal year ending February 28, 2018, effective immediately, and dismissed Malone Bailey as the Company’s independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by Fruci PLLC for the fiscal years ended February 28, 2019 and 2018.

	2019	2018
Audit Fees	$30,000	—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$$30,000	$—

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by Fruci, MaloneBailey and GBH CPAs described above were approved by our Board.

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

3.2

Plan and Agreement of Merger of Artificial Intelligence Technology Solutions Inc. (a Florida corporation) and Artificial Intelligence Technology Solutions Inc. (a Nevada corporation). (incorporated by reference to Exhibit 3.2 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

21.1	List of Subsidiaries. *

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation **
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labels **
101.PRE	XBRL Taxonomy Extension Presentation **

__________

*	Filed or furnished herewith.
**	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: August 26, 2019	By:	/s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garett Parsons	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)	August 26, 2019
Garett Parsons

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Artificial Intelligence Technology Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artificial Intelligence Technology Solutions Inc. (“the Company”) as of February 28, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended February 28, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, negative working capital, and management does not anticipate positive cash flows in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Spokane, Washington

August 26, 2019

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED BALANCE SHEETS

	February 28, 2019	February 28, 2018
ASSETS
Current assets:
Cash	$21,192	$24,773
Accounts receivable	39,964	28,000
Device parts inventory	273,496	316,113
Prepaid expenses and deposits	18,778	83,103
Vehicle for disposal	13,251	—
Note receivable	—	40,000
Total current assets	366,681	491,989
Revenue earning devices, net of accumulated depreciation of $42.784 and $0, respectively	187,174	—
Fixed assets, net of accumulated depreciation of $29,701 and $36,632, respectively	37,194	158,205
Intangible asset, net	—	56,248
Security deposit	—	30,141
Total assets	$591,049	$736,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,486,488	$487,243
Advances payable	12,637	1,594
Balance due on acquisition of WeSecure	25,000	25,000
Customer deposits	10,000	10,000
Current portion of deferred variable payment obligation	2,108	—
Current portion of convertible notes payable, net of discount of $718,015 and $3,418,637, respectively	5,484,446	2,117,946
Loan payable - related party	782,844	316,142
Current portion of loans payable	321,946	—
Vehicle loan - current portion	57,287	17,830
Current portion of accrued interest payable	1,390,706	694,592
Derivative liability	6,170,139	31,113,844
Total current liabilities	15,743,601	34,784,191
Convertible notes payable, net of discount of $302,105 and $505,039, respectively	262,895	95,060
Loans payable	140,535	—
Deferred variable payment obligation	190,392	—
Accrued interest payable	85,344	55,917
Vehicle loan	—	64,332
Total liabilities	16,422,767	34,999,500

Commitments and contingencies

Shareholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at February 28, 2019 and February 28, 2018, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding ,respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 3,450 shares issued and outstanding, respectively	3,450	3,450
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 200,261,790 and 1,250,046 shares issued and outstanding, respectively	2,003	12
Additional paid-in capital	4,126,901	1,233,300
Preferred stock to be issued	174,070	—
Accumulated deficit	(20,142,492)	(35,504,029)
Total shareholders’ deficit	(15,831,718)	(34,262,917)
Total liabilities and shareholders’ deficit	$591,049	$736,583

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2019	Year Ended February 28, 2018

Revenues	$114,671	$106,476

Cost of Goods Sold	4,522	45,000

Gross Profit	110,149	61,476

Operating expenses:
Research and development	540,971	493,000
General and administrative	3,529,088	2,391,664
Depreciation and amortization	114,612	130,081
Loss on impairment of fixed assets	73,172	563,556
Total operating expenses	4,257,843	3,578,301

Loss from operations	(4,147,694)	(3,516,825)

Other income (expense), net:
Change in fair value of derivative liabilities	26,039,039	(9,495,321)
Interest expense	(6,747,025)	(12,411,883)
Loss (gain) on settlement of debt	217,217	1,175,028
Total other income (expense), net	19,509,231	(20,732,176)

Net income (loss)	$15,361,537	$(24,249,001)

Net income ( loss) per share - basic	$0.55	$(0.39)

Net income (loss) per share - diluted	$(0.01)	$(0.39)

Weighted average common share outstanding - basic	27,727,881	61,578,290

Weighted average common share outstanding - diluted	1,956,175,903	61,578,290

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2017	3,350,000	$3,350	2,450	$2,450	—	$—	$13,857	$(184,697)	$(165,040)
Common stock and preferred stock issued for recapitalization by RAD	1,000,000	1,000	1,000	1,000	101,987,887	1,020	407,555	(11,070,331)	(10,659,756)
Common stock issued for debt conversion	—	—	—	—	23,016,667	230	807,810	—	808,040
Common Stock adjustment for reverse split					(123,753,954)	(1,238)	1,238	—	—
Stock based compensation	—	—	—	—	—	—	2,840		2,840
Net loss	—	—	—	—	—	—	—	(24,249,001)	(24,249,001)
Balance at February 28, 2018	4,350,000	$4,350	3,450	$3,450	1,250,600	$12	$1,233,300	$(35,504,029)	$(34,262,917)
Preferred stock payable				174,070					174,070
Adjustment to derivative liability	—	—	—	—	—	—	1,215,588	—	1,215,588
Common stock issued for debt conversion	—	—	—	—	199,010,627	1,990	849,697	—	851,687
Common Stock adjustment for reverse split	—	—	—	—	563	1	82,051	—	82,052
Stock based compensation	—	—	—	—	—	—	746,265	—	746,265
Net income (loss)	—	—	—	—	—	—	—	15,361,537	15,361,537
Balance at February 28, 2019	4,350,000	$4,350	3,450	$177,520	200,261,790	$2,003	$4,126,901	$(20,142,492)	$(15,831,718)

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2019	Year Ended February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,361,537	$(24,249,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,612	130,081
Provision for note receivable	40,000	—
Loss on impairment of fixed assets	73,172	563,556
Stock based compensation	746,265	2,840
Change in fair value of derivative liabilities	(26,039,039)	9,495,321
Interest expense related to derivative liability in excess of face value of debt	1,017,250	10,797,663
Amortization of debt discounts	4,993,674	1,214,348
Gain on settlement of debt	(217,217)	(1,175,028)
Changes in operating assets and liabilities:
Accounts receivable	(11,964)	(20,222)
Deposits on robots and other current assets	—	(424,363)
Prepaid expenses	64,325	—
Device parts inventory	42,617	(270,014)
Accounts payable and accrued expenses	1,219,703	344,297
Accrued interest payable	790,805	291,292
Customer deposits	—	(10,000)
Net cash used in operating activities	(1,804,261)	(3,309,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(232,858)	(228,371)
Cash proceeds from WESecure transaction	—	17,000
Cash paid for security deposit	30,141	(30,141)
Cash acquired in reverse capitalization	—	2,022
Net cash used in investing activities	(202,717)	(239,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	1,227,608	2,558,345
Principal payments on convertible notes payable	(187,000)	(50,000)
Proceeds from loans payable	539,575	—
Repayment of loans payable	(156,500)	—
Proceeds from deferred variable payment obligation	192,500	—
Net borrowings on loan payable - related party	218,890	219,613
Loan from OMVS to RAD prior to the reverse recapitalization	—	752,500
Proceeds from vehicle loan	—	47,661
Repayment of vehicle loan	(5,746)	(11,533)
Proceeds from sale of preferred shares	174,070	—
Net cash provided by financing activities	2,003,397	3,516,586

Net change in cash	(3,581)	(32,134)

Cash, beginning of period	24,773	56,907

Cash, end of period	$21,192	$24,773

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$3,213	$24,193
Cash paid for taxes	$—	$—
Noncash investing and financing activities:
Transfer of devices from deposits to fixed assets and revenue earning devices	$—	$491,260
Transfer from accounts payable to loan payable related party	$247,812	$—
Debt discount from derivative liabilities	$914,010	$3,106,385
Conversion of convertible notes and interest to shares of common stock	$851.687	$808,040
Settlement and exchange of convertible notes payable	$670,286	$837,070
Reclassification of fixed assets to vehicle for disposal	$13,251	$—
Capitalization of accrued interest to convertible notes payable	$67,272	$—
Proceeds of disposal of vehicle offset against vehicle loan	$21,907	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended February 28, 2019, the Company had negative cash flow from operating activities of $1,804,261. As of February 28, 2019, the Company has an accumulated deficit of $20,142,492, and negative working capital of $15,376,920. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-K and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The audited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There were no allowances provided for the years ended February 28, 2019 and 2018.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Demo devices	4 years
Computer equipment	3 years
Office equipment	4 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2019 and February 28, 2018, the Company had no deferred development costs.

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

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2019
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,170,139	$—	$—	$6,170,139

February 28, 2018
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$31,113,844	$—	$—	$31,113,844

See Note 16 for specific inputs used in determining fair value.

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

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended February 28, 2019	Year Ended February 28, 2018
Device rental activities	$114,261	$59,867
Direct sales of goods and services	410	46,609
	$114,671	$106,476

5. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits on robots expected to be received within one year were comprised of the following:

	February 28, 2019	February 28, 2018
Prepaid insurance	$18,778	$22,076
Prepaid travel	—	10,488
Prepaid trade show expenses	—	50,539
	$18,778	$83,103

6. REVENUE EARNING ROBOTS

Revenue earning robots consisted of the following:

	February 28, 2019	February 28, 2018
Revenue earning devices	$229,958	$—
Less: Accumulated depreciation	(42,784)	—
	$187,174	$—

During the year ended February 28, 2019, the Company made total additions to revenue earning devices of $229,958.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended February 28, 2018, the Company made total additions to revenue earning robots of $384,588. Due to all the revenue earning robots becoming non-operational through February 28, 2018, the Company wrote down revenue earning robots with a net book value of $414,746 to $0 as loss on impairment of fixed assets.

Depreciation expense was $42,784 and $51,348 for the years ended February 28, 2019 and 2018, respectively.

7. FIXED ASSETS

Fixed assets consisted of the following:

	February 28, 2019	February 28, 2018
Automobile	$40,953	$136,318
Computer equipment	20,262	17,361
Office equipment	5,680	11,829
Leasehold improvements	—	29,329
	66,895	194,837
Less: Accumulated depreciation	(29,701)	(36,632)
	$37,194	$158,205

During the year ended February 28, 2019, the Company made additions to fixed assets of $2,900 and wrote-off fixed assets having a net book value of $25,938 and recorded a corresponding loss on impairment of fixed assets. The company transferred automobiles having a net book value of $38,405 to vehicles for disposal since they will be given back to the lender in the next fiscal quarter. (see Note - 14)

During the year ended February 28, 2018, the Company acquired total fixed assets of $335,043. Due to all the demo robots becoming non-operational through February 28, 2018, the Company wrote down fixed assets with a net book value of $148,810 to $0 as loss on impairment of fixed assets.

Depreciation expense was $58,177 and $73,080 for the years ended February 28, 2019, and 2018, respectively.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	February 28, 2019	February 28, 2018
Customer lists and relationships	$—	$61,901
Less accumulated amortization	—	(5,653)
	$—	$56,248

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

Under the asset purchase agreement, the two principals of WeSecure were also hired on at will basis: one as a sales director for a salary of $8,000 per month and the other as a consultant at $1,000 per month. The salary has been committed to until September 1, 2019, regardless of employment within the Company. In addition, the two principals will receive collectively a commission of $500/month for each SMP robot rented by an identified customer for one year, as long as the customer stays with the Company for two years and an additional year of commission if the two principals remain employed with the Company through September 1, 2020. They will also receive a commission of 5% net revenues on sales to identified customers for non-SMP robots for 2 years. In addition, the Company agreed to issue 450,000 options to the two principals to purchase shares its common stock at an exercise price of $0.05 per share that vest on October 2, 2021 (see further discussion in Note 18).

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company acquired the following net assets and liabilities as a part of this transaction:

Assets Acquired:
Cash	$17,000
Robots, parts, and equipment	46,099
Intangible assets	61,901
Total assets acquired	$125,000

Liabilities Assumed:
Acquisition cost	$125,000
Total liabilities assumed	$125,000

Amortization expense was $12,272 and $5,653 for the years ended February 28, 2019, and 2018 , respectively.

The Company evaluated the fair value of the customer lists and relationships at February 28, 2019 and found that there was an impairment. Accordingly the Company wrote off the $61,901 and related accumulated depreciation of $17,925 which yielded a loss on impairment of fixed assets of $43,976.

At February 28, 2018, the Company had made four payments totaling $100,000, with a remaining balance due of $25,000 that has been included on the balance sheet as balance due on acquisition to WeSecure. The acquisition was to be fully paid at February 28, 2018 per the agreement, and the vendor has filed a lawsuit for $ 180,000 , included the balance due on acquisition , unpaid salaries detailed above and costs. The Company has provided for lawsuit amount with the balance owing in accounts payable and accrued expenses. See Note 18.

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

10. CUSTOMER DEPOSITS

As of February 28, 2017, the Company received a $10,000 deposit from a customer towards the rental of equipment with no expected delivery, and accordingly the deposit is expected to be returned to the customer sometime in fiscal 2020.

11. DEFERRED VARIABLE PAYMENT OBLIGATION

On February 1, 2019 the Company entered into an agreement with an investor whereby the investor would pay up to $900,000 (including $192,500 paid in January and February 2019) in exchange for a perpetual 9% rate on the Company’s reported quarterly revenue from operations excluding any gains or losses from financial instruments (Revenues). These variable payments (Payments) are to be made 30 days after the fiscal quarter. If the Payments would deplete RAD’s available cash by more than 30%, the Payments may be deferred for up to 12 months after the quarterly report at an interest rate of 6% per annum on the unpaid amount. The investor has agreed to pay the remaining $707,500 over the remaining nine-month period in minimum $60,000 monthly installments, commencing March 1, 2019 and Concluding November 30, 2019. The investor has advanced an additional $147,000 pursuant to this agreement between March 1 through to May 31, 2019. If the total investor advances turns out to be less than $900,000, this would not constitute a breach of the agreement, rather the 9% rate would be adjusted on a pro-rata basis.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the event that at least 10% of the assets of the Company are sold by the Company, the investor would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investor. The FMV cannot exceed 20% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investor must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 20% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments.

The Payments will first become payable on June 30, 2019 based on the quarterly Revenues for the quarter ended May 31, 2019.

In the event that the variable payment obligation has been repaid the Company will expense any further payments as a financing expense.

As the Company’s long-term future revenues were difficult to accurately forecast, the value of the deferred variable payment obligation was determined to be equivalent to the value of the consideration the Company has received.

At February 28, 2019 the value of the deferred payment obligation was $192,500 (2018-$0),including a current portion of $2,108.

12. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

				Balance	Balance
		Interest	Conversion	February 28,	February 28,
Issued	Maturity	Rate	Rate per Share	2019	2018
February 28, 2011	February 26, 2013 *	7%	$0.015(3)	$32,600	$32,600
January 31, 2013	February 28, 2017 *	10%	$0.010(3)	119,091	119,091
May 31, 2013	November 30, 2016 *	10%	$0.010(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001(3)	63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000(3)	65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300(3)	91,629	91,629
November 30, 2015	November 30, 2018*	10%	$0.300(3)	269,791	269,791
February 29, 2016	February 28, 2019*	10%	60% discount(2)	95,245	95,245
May 31, 2016	May 31, 2019	10%	$0.003(3)	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount(2)	50,000	50,000
March 21, 2017	March 21, 2018*	8%	40% discount(2)	—	30,000
April 4, 2017	December 4, 2017*	10%	40% discount(2)	—	12,066
April 19, 2017	April 19, 2018*	15%	50% discount(2)	96,250	96,250
April 20, 2017	January 30, 2018*	8%	40% discount(1)	—	28,000
April 26, 2017	April 26, 2018*	0%	$0.001	68	67
May 1, 2017	May 1, 2021	8%	35% discount(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount (2)	131,450	150,000
May 15, 2017	May 15, 2018*	0%	$0.001	1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount(1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount(2)	180,964	200,000
June 16, 2017	June 16, 2018*	0%	$0.001	750	750
July 6, 2017	July 6, 2018*	8%	40% discount(2)	200,000	200,000
August 8, 2017	August 8, 2018*	8%	40% discount(2)	125,000	125,000

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

				Balance	Balance
		Interest	Conversion	February 28,	February 28,
Issued	Maturity	Rate	Rate per Share	2019	2018
July 28, 2017	July 28, 2018*	15%	50% discount(2)	—	116,875
August 29, 2017	August 29, 2018*	15%	50% discount(2)	147,500	247,500
September 1 ,2017	September 1 ,2018*	0%	lower of 50% discount/$0.005(2)	—	187,000
September 12 ,2017	September 12 ,2018*	8%	40% discount(2)	—	128,000
September 25 ,2017	September 25 ,2018*	15%	50% discount(2)	—	398,750
October 4, 2017	May 4, 2018*	8%	40% discount(2)	150,000	150,000
October 16, 2017	October 16, 2018*	15%	50% discount(2)	204,067	345,000
November 22 ,2017	November 22 ,2018*	15%	50% discount(2)	500,250	500,250
December 28 ,2017	December 28 ,2017*	10%	40% discount(2)	28,150	60,500
December 29 ,2017	December 29 ,2018*	15%	50% discount(2)	330,000	330,000
January 9,2018	January 9,2019*	8%	40% discount(2)(1)	79,508	82,500
January 30,2018	January 30, 2019*	15%	50% discount(2)(1)	300,000	300,000
February 21,2018	February 21,2019*	15%	50% discount(2)(1)	300,000	300,000
March 14, 2018	March 14, 2019	10%	40% discount(2)	50,000	—
March 16, 2018	March 16, 2019	15%	50% discount(2)	—	—
June 7, 2017	June 9 ,2019	8%	40% discount(2)	200,000	—
April 9, 2018	April 9, 2019	15%	50% discount(2)	55,000	—
March 21, 2017	March 21, 2018*	8%	40% discount(2)	—	—
March 21, 2017	March 21, 2018*	8%	40% discount(2)	40,000	—
April 17, 2018	April 17, 2019	8%	45% discount(2)	—	—
April 20, 2018	April 20, 2019	8%	40% discount(2)	65,106	—
May 2, 2018	December 2, 2018*	10%	40% discount(2)	70,682	—
May 4, 2018	May 4, 2019	12%	50% discount(2)	123,750	—
May 14, 2018	December 14, 2018*	10%	50% discount(2)	33,542	—
May 23, 2018	May 23, 2019	10%	50% discount(2)	110,000	—
June 6, 2018	June 6,2019	15%	50% discount(2)	282,949	—
June 19, 2018	March 19, 2019	15%	50% discount(2)	87,274	—
July 6, 2017	June 9 ,2019	8%	40% discount(2)	200,000	—
August 1,2018	August 1,2019	15%	50% discount(2)	32,500	—
August 23,2018	August 23,2019	8%	45% discount(2)	77,435	—
September 13 ,2018	June 30, 2019	12%	45% discount(2)	79,500	—
September 17 ,2018	March 17, 2019	10%	50% discount(2)	4,945	—
September 20 ,2018	September 20 ,2019	15%	50% discount(2)	39,350	—
September 24 ,2018	June 24 ,2019	8%	40% discount(2)	44,000	—
August 8 ,2017	June 9 ,2019	8%	40% discount(2)	125,000	—
November 8 ,2018	August 15, 2019	12%	45% discount(2)	79,500	—
November 26 ,2018	May 26 ,2019	10%	50% discount(2)	44,798	—
				$6,767,461	$6,136,681

Less: current portion of convertible notes payable				(6,202,461)	(5,536,582)
Less: discount on noncurrent convertible notes payable				(302,105)	(505,039)
Noncurrent convertible notes payable, net of discount				$262,895	$95,060

Current portion of convertible notes payable				$6,202,461	$5,536,582
Less: discount on current portion of convertible notes payable				(718,015)	(3,418,637)
Current portion of convertible notes payable, net of discount				$5,484,446	$2,117,946

__________

*	The indicated notes were in default as of February 28, 2019.
(1)	The note is convertible beginning six months after the date of issuance.
(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.
(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the years ended February 28, 2019 and 2018, the Company incurred original issue discounts of $85,143 and $251,500, respectively, and debt discounts from derivative liabilities of $1,668,025 and $3,106,385, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the years ended February 28, 2019 and 2018, the Company recognized interest expense related to the amortization of debt discount of $4,641,181 and $1,102,430, respectively. The Company recorded penalty interest of $343,970 during the year February 28, 2019 (February 2018-$0) that is payable upon maturity if not already converted or settled prior to maturity.

All the notes above are unsecured. As of February 28, 2019, the Company had total accrued interest payable of $1,476,050, of which $1,390,706 is classified as current and $85,344 is classified as noncurrent. As of February 28, 2018, the Company had total accrued interest payable of $750,509, of which $694,592 is classified as current and $55,917 is classified as noncurrent

See description below for description of the convertible notes issued during the years ended February 28, 2019 and 2018.

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

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In July and August 2018,and December 2018 the Company received $180,000 of proceeds from an investor for a back-end note date July 6, 2017 principal amount of $200,000, including original issue discounts of $20,000 and a June 30, 2019 maturity. The promissory note is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has an 8% per annum interest rate.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended February 28, 2019, the Company also had the following convertible note activity:

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

●

During the year ended February 28, 2019, holders of certain convertible note payables elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion. Accordingly , for the year ended February 28, 2019, holders of certain convertible notes payable elected to convert a total of $889,811 of principal and $35,782 accrued interest, and $12,000 of fees into 199,0101,627 shares of common stock and warrants to purchase 20.430,476 shares of common stock (see Note 16 for detail of warrants issued).

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended February 28, 2018 the Company also had the following convertible note activity:

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

During the year ended February 28, 2018, holders of certain convertible note payables elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion. Accordingly, for the year ended February 28, 2018, holders of certain convertible notes payable elected to convert a total of $123,000 of principal into 230,167 shares of common stock.

During the year ended February 28, 2018 and prior to the reverse merger, the Company canceled 600,000 shares of common stock. The shares had been issued during the year ended February 28, 2017 for the conversion of principal of a convertible note payable of $600. As a result of the shares being canceled, $600 was added back to the principal of the note.

13. RELATED PARTY TRANSACTIONS

For the year ended February 28, 2019 and 2018 , the Company received net advances of $235,240 and $237,948, respectively, from its loan payable-related party. At February 28, 2019, the loan payable-related party was $782,844 and $316,142 at February 28, 2018. Included in the balance due to the related party is $352,392 of deferred salary and interest, $210,000 of which bears interest at 12%. At February 28,2018 there was $180,852, with $24,000 bearing interest at 12%. The accrued interest included at February 28, 2019 was $13,650 (2018- $0).

During the year ended February 28, 2019 and 2018, the Company paid $484,251 and $236,853, respectively in consulting fees for research and development to a company owned by a principal shareholder.

14. OTHER DEBT – VEHICLE LOANS

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments were $5,746 and $6,591 for the years ended February 28, 2019 and 2018, respectively. Regarding the second vehicle loan , the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. . A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at February 28,2019. The remaining total balances of the amounts owed on the vehicle loans were $57,287 and $82,162 as of February 28, 2019 and February 28, 2018, respectively, of which $57,287 and $17,830 were classified as current and $0 and $64,332 as long-term, respectively. The Company ceased making payments of principal and interest during the year and the company will return the remaining vehicle to the financing company for disposal. The company has re-allocated the remaining vehicle from fixed assets to vehicles for disposal at the remaining net book value of $ 13,251.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. LOANS PAYABLE

Loans payable consisted of the following:

					Annual
					Interest
Date	Maturity	Description		Principal	Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000	25%	*
June 20, 2018	August 20, 2018	Promissory note		50,000	20%	*
August 10, 2018	September 1, 2018	Promissory note		10,000	25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	22,624	25%	*
August 16, 2018	October 1 , 2018	Promissory note		10,000	25%	*
August 23, 2018	October 20, 2018	Promissory note		20,000	20%	*
September 14, 2018	November 14, 2018	Promissory note	(8)	30,000	20%	*
October 10, 2018	December 10, 2018	Promissory note	(6)	7,500	20%	*
October 11, 2018	October 11, 2019	Promissory note	(7)	23,000	20%
November 8, 2018	March 15, 2019	Factoring Agreement	(4)	8,942	(4)
December 5, 2018	Demand	Demand, unsecured		3,000	0%
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432	15%
January 24, 2019	January 24, 2021	Loan	(9)	140,535	11%
May 31, 2019	June 30, 2019	Promissory note	(5)	10,448	15%
				$462,481
Less current portion of loans payable				$321,946
Non current portion of loans payable				$140,535

__________

*	Note is in default. No notice has been given by the note holder.

(1)

Repayable in 12 monthly instalments of $2,376 commencing September 16, 2018 and secured by revenue earning devices having a net book value of at least $25,000.Only one $2,376 repayment has been made by the Company and no notices have been received.

(2)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882. Accrued interest of $936 has been recorded.

(3)

Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of at least $48,000. No repayments have been made by the Company and no notices have been received. Accrued interest of $9,300 has been record at February 28, 2019.

(4)	Repayable $166 per day including fees and interest of $5,850. Original proceeds of $20,850 less repayment of $11,908.

(5)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $3,448.

(6)	Repayable in 10 monthly instalments of $848 commencing January 10, 2019 and secured by revenue earning devices having a net book value of at least $186,000.

(7)	Principal repayable in one year. Interest repayable in 10 monthly instalments of $460 commencing January 11, 2019 and secured by revenue earning devices having a net book value of at least $186,000.

(8)	$20,000 repaid in quarter ended February 28, 2019.

(9)

$185,000 Canadian loan. Interest payable every calendar quarter commencing June30, 2019, if unpaid accrued interest to be paid at maturity. An additional interest amount calculated as 4% of RAD revenues from SCOT rentals for the fiscal years 2020 and 2021 shall be payable March 31, 2020 and March 31, 2021, respectively. Secured by a general security charging all of RAD’s present and after-acquired property in favour of the lender on a first priority basis subject to the following: the lender’s security in this respect shall be postpone-able to security in favour of institutional financing obtained by RAD.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE LIABILITES

As of February 28, 2019, and 2018 the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $6,170,139 and $31,113,844, respectively.

The Company estimated the fair value of the derivative liabilities using the Monte-Carlo model using the following key assumptions during the nine months February 28, 2019:

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

During the years ended February 28, 2019, and February 28, 2018 the Company released $1,215,588 and $685,040, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended February 28, 2019 were as follows:

Balance as of February 28, 2018	$31,113,844

Release of derivative liability on conversion of convertible notes payable	(1,215,588)
Debt discount due to derivative liabilities	914,010
Derivative liability in excess of face value of debt recorded to interest expense	784,160
Increase in derivative liability due to debt settlement	612,752
Change in fair value of derivative liabilities	(26,039,039)
Balance as of February 28, 2019	$6,170,139

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. SHAREHOLDERS’ EQUITY (DEFICIT)

Summary of Preferred Stock Activity

During the year ended February 28 2019, the Company received $174,070 for the sale of 65 Series F preferred shares. As of the reporting date, these shares have not been issued and are included in preferred stock to be issued on the balance sheet.

During the year ended February 28, 2018, AITX issued 1,000,000 and 1,000 shares of its Series E and Series F preferred stock, respectively, totaling $1,000 and $1,000, respectively, in connection with the recapitalization of AITX by RAD.

Summary of Common Stock Activity

On August 24, 2018, the Company undertook a 100:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 12).

On April 23, 2019 the Board of Directors approved an increase in authorized share capital to 5,000,000,000 shares of common stock and to change the par value of the common stock to $0.00001 per share. This became effective on June 20, 2019. The share capital has been retrospectively adjusted accordingly to reflect this change in par value.

During the year ended February 28, 2019, the Company issued 199,0101,627 shares of its common stock for the conversion of debt and related interest and fees totaling $937,493 including $889,811 for of principal, $35,782 interest, $12,000 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 15).

During the year ended February 28, 2018 and prior to the Acquisition, AITX issued the following shares of common stock:

●	Issued 760,088 shares of its common stock totaling $8 in connection with debt converted during the period;

●	Cancelled 6,000 shares of its common stock totaling $0; and

●	Issued 89,223 shares of its common stock totaling $1 in connections with warrants exercised during the period.

Following the Acquisition through February 28, 2018, the Company issued 230,167 shares of its common stock for the conversion of $123,000 of outstanding convertible debt.

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

The Company will amortize the $27,843 over the four-year term on a straight-line basis as stock-based compensation. For the years ended February 28, 2019, and February 29, 2018, the Company amortized $6,596 and $2,840, respectively, to stock-based compensation with a corresponding adjustment to additional paid-in capital. At February 28, 2019, and February 29, 2018, the unamortized expense was $18,047 and $25,003, respectively and the intrinsic value was $0.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2018	4,500	$ 5.00	2.84
Granted	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at February 28, 2019	4,500	$ 5.00	2.60

During the year ended February 28, 2019, the Company issued the following warrants:

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

●

In September and October 2018, the Company issued warrants to purchase 1,116,125 shares of the Company’s common stock in connection with its issuance of 1,116,125 shares of the Company’s common stock to an investor. The warrants have an exercise price ranging from $0.015-$0.035 per share and a three-year term

●

During the period December 1, 2018 to February 28, 2019 , the Company issued warrants to purchase 19,141,171 shares of the Company’s common stock in connection with its issuance of 19,141,711 shares of the Company’s common stock to an investor. The warrants have an exercise price ranging from $0.014-$0.031 per share and a three-year term

The Company also issued 2,500 warrants with an exercise price of $3.00 per share and a 3-year term on June 11, 2018, and 3,333 warrants with an exercise price of $15.00 and a three year term on March 14, 2018 in connection with loan payables (see Note 14).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2018	—	$ —	—
Issued	20,436,309	0.14	2.81
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at February 28, 2019	20,436,309	$ 0.14	2.81

The above warrants have an aggregate grant date fair value of $741,149 based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$0.001 - $3.00
Fair value of Company’s common stock	$0.004- $7.00
Dividend yield	0.00%
Expected volatility	305.71% - 341.5%
Risk free interest rate	2.46% - 2.94%
Expected term (years)	3.00 - 5.00

For the year ended February 28, 2019, the Company recorded a total of $746,265 to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS AND CONTINGENCIES

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

In February 2016, AITX received notice that it had been sued in the Clark County District Court of Nevada. The plaintiff alleges that AITX obtained certain trade secrets through a third party also named in the suit. AITX believes the suit is without merit and intend to vigorously defend it. An arbitration was conducted on May 9, 2017, Plaintiff filed a Notice of Trial de Novo, seeking a review of the merit dismissal. It is counsel’s opinion this Trial de Novo is without merit and AITX should prevail.

In April 2019 the principals of WeSecure (see Note 8) filed lawsuit in California Superior Court seeking damages for non-payment balance of sale of WeSecure assets totaling $25,000, unpaid consulting fees payable to the two principals through to September 2019 totaling $ $125,924.48, and labor code violations of $ $48,434.40 all totaling $199,358.88 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments as follows:

2019		2020		Total
6/30/19	$5,000	1/26/2020	$15,000
7/30/19	$5,000	2/25/2020	$15,000
8/29/19	$7,500	3/26/2020	$15,000
9/28/19	$7,500	4/25/2020	$15,000
10/28/19	$10,000	5/25/2020	$20,000
11/27/19	$10,000	6/25/2020	$20,000
12/27/19	$15,000	7/24/2020	$20,000

Total	$60,000		$120,000	$180,000

The company has fully accrued the above $180,000.

The related legal costs are expensed as incurred.

Operating Lease

The Company currently maintains an office at 1218-1222 Magnolia Ave, Suite 106 Bldg. H ,Corona, California 92881 pursuant to a month to month lease commencing March 1,2019. The Company’s annual rent is $12,000 per year.

RAD maintains a mailing address for 31103 Ranch Viejo Road, Suite d2114 for a nominal fee of $ 264/yr. RAD previously had its offices at 23121 La Cadena Suite B/C Laguna Hills, California 92675, pursuant to a five-year term ending March 31, 2022. Its annual rental cost for this facility was approximately $65,000, plus a proportionate share of operating expenses of approximately $35,000 annually. The Company also leased premises in northern California. The lease was for three years, beginning in August 2017, and would expire in August 2020. The Company shared these premises with a former supplier who was the co-lessee. Through agreement with the supplier, the Company was to pay 75% of the lease costs and the supplier was to pay 25%. The Company’s share of rent costs was approximately $43,000 annually. On February 1, 2018 the Company entered into an additional lease for premises for a robotic control center. The lease ran from February 1, 2018 to January 31, 2021 for $6,600 annually. At the end of fiscal 2019 the Company terminated all three preceding leases through verbal arrangement with the landlord. Regarding the lease at La Cadena, the Company agreed to a settlement amount to cover unpaid rent , commissions and leasehold improvements paid by the landlord totaling $62,039 to be paid by the Company in 4 monthly instalments of $5,000 commencing August 1, 2019 with the remaining balance to be paid in $10,000 monthly instalments thereafter. The Company recorded the $62,039 as a loss on settlement. No further liability was recorded for both the northern California and robotic control center leases.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $134,940 for the year ended February 28, 2019 and $$90,582 for the year ended February 28, 2018.

At February 28, 2019, the Company had deferred rent of $0 (February 28, 2018-$6,742).

At February 28, 2019 there were no Company’s future minimum payments.

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of ant default of any condition the Company would be subject to certain financial penalties.

19. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Year Ended
	February 28,
	2019	2018
Numerator:
Net income (loss) available to common shareholders	$15,361,537	$(24,249,001)

Effect of common stock equivalents
Add: interest expense on convertible debt	748,504	379,321
Add (Less: loss (gain) on change of derivative liabilities	(26,216,071)	9,495,321
Net income (loss) adjusted for common stock equivalents	(10,106,030)	(14,374,359)

Denominator:
Weighted average shares - basic	27,727,881	61,578,290

Net income (loss) per share – basic	$0.55	$(0.39)

Dilutive effect of common stock equivalents:
Options	511,345	—
Convertible Debt	1,237,033,503	—
Preferred shares*	690,903,174	—

Denominator:
Weighted average shares – diluted	1,956,175,903	61,578,290

Net income (loss) per share – diluted	$(0.01)	$(0.39)

The anti-dilutive shares of common stock equivalents for the years ended February 28, 2019 and February 28, 2018 were as follows:

	For the Years Ended
	February 28,
	2019	2018
Stock options and warrants	71,833	—
Convertible debt	—	—
Preferred stock	—	—
Total	71,833	—

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended February 28, 2019 and February 28,2018, respectively.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law.  The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 34% effective January 1, 2018.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $202,948 and a corresponding reduction in the valuation allowance. The following table reconciles the U.S. federal statutory income tax rate in effect for the year ended February 28, 2019, and the Company’s effective tax rate:

Year Ended February 28, 2019
U.S. federal statutory income tax	$3,225,923
Amortization of debt discount	1,024,740
Fair value of derivative liabilities on issuance	215.295
Change in fair value of derivative liabilities	(5,527,483)
Gain on debt settlement	(60,734)
Stock-based compensation	133,284
Valuation allowance for deferred income tax assets	988,975
Effective income tax rate	$—

Year Ended February 28, 2018
U.S. federal statutory income tax	$(7,938,439)
Amortization of debt discount	3,534,829
Fair value of derivative liabilities on issuance	3,108,482
Change in fair value of derivative liabilities	384,669
Gain on debt settlement	397,541
Stock-based compensation	930
Tax rate changes and other	202,948
Valuation allowance for deferred income tax assets	309,040
Effective income tax rate	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at February 28, 2019. The net change in the total valuation allowance from February 28, 2018 and February 28, 2019 was an increase of $679,935.

Deferred income tax assets as of February 28, 2019 and 2019 are as follows:

Deferred Tax Assets	February 28, 2019
Net operating loss carry forwards	$2,550,115
Less valuation allowance	(2,550,115)
Total deferred tax assets	$—

Deferred Tax Assets	February 28, 2018
Net operating loss carry forwards	$1,561,140
Less valuation allowance	(1,561,140)
Total deferred tax assets	$—

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of February 28, 2018, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the year ended February 28, 2019.

As of February 28, 2019, the Company has federal net operating loss carryforwards of approximately $2,550,000. Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an “ownership change” as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain shareholders or public groups.

21. SUBSEQUENT EVENTS

Subsequent to February 28, 2019, convertible note holders converted $135,186 of principal, $7,321 interest and $500 in fees into 171,044,703 shares of the Company’s common stock.

In April 2019 the principals of WeSecure (see Note 8) filed lawsuit in California Superior Court seeking damages for non-payment balance of sale of WeSecure assets totaling $25,000, unpaid consulting fees payable to the two principals through to September 2019 totaling $125,924, and labor code violations of $48,434 all totaling $199,358 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments (see Note 18).

On May 9, 2019 the Company issued a promissory note of $7,850 to a shareholder in exchange for $5,260 in advances received, including a 33% original issue discount. The note is unsecured, bears interest at 15% and matures on June 30, 2019.

On May 9, 2019 the Company entered into two agreements with investors whereby the investors would pay up to $450,000 in exchange for a perpetual 5.11% royalty on the Company’s reported quarterly revenue. These royalty payments are to be made 90 days after the fiscal quarter with the first payment being due June 30, 2019. If the royalty payments would deplete RAD’s available cash by more than 30%, the payment may be deferred. The investors have agreed to an initial investment of $ 161,500 with the remainder to be paid over four month period in monthly instalments of $72,125 commencing July 1, 2019. If the total investment turns out to be less than $450,000, this would not constitute a breach of the agreement, rather the royalty rate would be adjusted on a pro-rata basis.

On May 31, 2019 the Company issued a promissory note of $86,567 to a shareholder in exchange for $58,000 in advances received, including a 33% original issue discount. The note is unsecured, bears interest at 15% and matures on June 30, 2019.

On April 23, 2019 the Board of Directors approved an increase in authorized share capital to 5,000,000,000 shares of common stock and to change the par value of the common stock to $0.00001 per share. This became effective on June 20, 2019. The share capital has been retrospectively adjusted accordingly to reflect this change in par value.

On April 23, 2019 the Board of Directors were granted approval to effectuate at its sole discretion a Reverse Stock Split of the Company’s Common Stock, by a ratio of no less than 2:1 and not more than 2000:1, with such ratio to be determined at the sole discretion of the Board and with the process to effect such Reverse Split to be commenced at any time, if at all, within a period of 6 months after May 30, 2019. As of this filing no Reverse splits have been authorized by the Board of Directors.