Form 10-K/A
period 2019-02-28
Artificial Intelligence Technology Solutions Inc.
filed 2019-08-29
CIK 1498148

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended February 28, 2019 as filed with the Securities and Exchange Commission on August 26, 2019 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K.

Additionally, we made the following changes:

1)  Page F-3, Consolidated Balance Sheets: we changed certain line item labels from “shareholders’” to “stockholders’”.

2)  Page F-5, Consolidated Statement of Stockholders’ Deficit: we changed a column heading label from “shareholders’” to “stockholders’”.

3)  Page F-6, Consolidated Statements of Cash Flows: we corrected a rounding error.

4)  Page F-24, Note 17: we changed note heading from “SHAREHOLDERS’ DEFICIT” to “STOCKHOLDERS’ DEFICIT”.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-29 of this annual report on Form 10-K.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the Index to Financial Statements and Financial Statement Schedules on page F-1 and included on pages F-2 through F-29.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: August 29, 2019	By:	/s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garett Parsons	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)	August 29, 2019
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

Spokane, Washington

August 26, 2019

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED BALANCE SHEETS

	February 28, 2019	February 28, 2018
ASSETS
Current assets:
Cash	$21,192	$24,773
Accounts receivable	39,964	28,000
Device parts inventory	273,496	316,113
Prepaid expenses and deposits	18,778	83,103
Vehicle for disposal	13,251	—
Note receivable	—	40,000
Total current assets	366,681	491,989
Revenue earning devices, net of accumulated depreciation of $42,784 and $0, respectively	187,174	—
Fixed assets, net of accumulated depreciation of $29,701 and $36,632, respectively	37,194	158,205
Intangible asset, net	—	56,248
Security deposit	—	30,141
Total assets	$591,049	$736,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,486,488	$487,243
Advances payable	12,637	1,594
Balance due on acquisition of WeSecure	25,000	25,000
Customer deposits	10,000	10,000
Current portion of deferred variable payment obligation	2,108	—
Current portion of convertible notes payable, net of discount of $718,015 and $3,418,637, respectively	5,484,446	2,117,946
Loan payable - related party	782,844	316,142
Current portion of loans payable	321,946	—
Vehicle loan - current portion	57,287	17,830
Current portion of accrued interest payable	1,390,706	694,592
Derivative liability	6,170,139	31,113,844
Total current liabilities	15,743,601	34,784,191
Convertible notes payable, net of discount of $302,105 and $505,039, respectively	262,895	95,060
Loans payable	140,535	—
Deferred variable payment obligation	190,392	—
Accrued interest payable	85,344	55,917
Vehicle loan	—	64,332
Total liabilities	16,422,767	34,999,500

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at February 28, 2019 and February 28, 2018, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding ,respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 3,450 shares issued and outstanding, respectively	3,450	3,450
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 200,261,790 and 1,250,046 shares issued and outstanding, respectively	2,003	12
Additional paid-in capital	4,126,901	1,233,300
Preferred stock to be issued	174,070	—
Accumulated deficit	(20,142,492)	(35,504,029)
Total stockholders’ deficit	(15,831,718)	(34,262,917)
Total liabilities and stockholders’ deficit	$591,049	$736,583

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2019	Year Ended February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,361,537	$(24,249,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,612	130,081
Provision for note receivable	40,000	—
Loss on impairment of fixed assets	73,172	563,556
Stock based compensation	746,265	2,840
Change in fair value of derivative liabilities	(26,039,039)	9,495,321
Interest expense related to derivative liability in excess of face value of debt	1,017,250	10,797,663
Amortization of debt discounts	4,993,674	1,214,348
Gain on settlement of debt	(217,217)	(1,175,028)
Changes in operating assets and liabilities:
Accounts receivable	(11,964)	(20,222)
Deposits on robots and other current assets	—	(424,363)
Prepaid expenses	64,325	—
Device parts inventory	42,617	(270,014)
Accounts payable and accrued expenses	1,219,703	344,297
Accrued interest payable	790,804	291,292
Customer deposits	—	(10,000)
Net cash used in operating activities	(1,804,261)	(3,309,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(232,858)	(228,371)
Cash proceeds from WESecure transaction	—	17,000
Cash paid for security deposit	30,141	(30,141)
Cash acquired in reverse capitalization	—	2,022
Net cash used in investing activities	(202,717)	(239,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	1,227,608	2,558,345
Principal payments on convertible notes payable	(187,000)	(50,000)
Proceeds from loans payable	539,575	—
Repayment of loans payable	(156,500)	—
Proceeds from deferred variable payment obligation	192,500	—
Net borrowings on loan payable - related party	218,890	219,613
Loan from OMVS to RAD prior to the reverse recapitalization	—	752,500
Proceeds from vehicle loan	—	47,661
Repayment of vehicle loan	(5,746)	(11,533)
Proceeds from sale of preferred shares	174,070	—
Net cash provided by financing activities	2,003,397	3,516,586

Net change in cash	(3,581)	(32,134)

Cash, beginning of period	24,773	56,907

Cash, end of period	$21,192	$24,773

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$3,213	$24,193
Cash paid for taxes	$—	$—
Noncash investing and financing activities:
Transfer of devices from deposits to fixed assets and revenue earning devices	$—	$491,260
Transfer from accounts payable to loan payable related party	$247,812	$—
Debt discount from derivative liabilities	$914,010	$3,106,385
Conversion of convertible notes and interest to shares of common stock	$851.687	$808,040
Settlement and exchange of convertible notes payable	$670,286	$837,070
Reclassification of fixed assets to vehicle for disposal	$13,251	$—
Capitalization of accrued interest to convertible notes payable	$67,272	$—
Proceeds of disposal of vehicle offset against vehicle loan	$21,907	$—

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

17. STOCKHOLDERS ’ EQUITY (DEFICIT)

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