Form 10-K/A
period 2019-02-28
Artificial Intelligence Technology Solutions Inc.
filed 2019-11-04
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of October 2 , 2019, there were 3,092,686,859 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the year ended February 28, 2019 as filed with the Securities and Exchange Commission on August 26, 2019 (“Form 10-K”) is to correct the $733,298 expensed as stock based compensation for warrants issued to a stockholder in conjunction with shares as part of a conversion feature on notes payable. The change decreased stock based compensation and paid in capital by $733,298. Accordingly, this document has been adjusted throughout for this change.

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

In April 2019 the principals of WeSecure (see Note 9 ) filed lawsuit in California Superior Court seeking damages for non-payment balance of sale of WeSecure assets totaling $25,000, unpaid consulting fees payable to the two principals through to September 2019 totaling $125,924.48, and labor code violations of $48,434.40 all totaling $199,358.88 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments as follows:

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

AITX’s common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “AITX” in June 2011 and as AITX on August 24, 2018. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. On August 24, 2018, the Company undertook a 100:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 18 ).

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

On August 24, 2018, the Company undertook a 100:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 13 ).

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

	Period		Change
	Year Ended February 28, 2019	Year Ended February 28, 2018	Dollars	Percentage

Revenues	$114,671	$106,476	$8,195	8%

Gross profit	110,149	61,476	48,673	79%

Operating expenses	3,524,545	3,578,301	(53,756)	(29%)

Loss from operations	(3,414,396)	(3,516,825)	(102,429)	(3%)

Other income (expense), net	19,509,231	(20,732,176)	40,241,407	194%

Net income ( loss )	$16,094,835	$(24,249,001)	$40,343,836	166%

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

Operating expenses

Operating expenses for the years ended February 28, 2019 and February 28, 2018 comprised of the following:

	Period		Change
	Year Ended February 28, 2019	Year Ended February 28, 2018	Dollars	Percentage

Research and development	$540,971	$493,000	$47,971	10%

General and administrative	2,795,790	2,391,664	404,126	17%

Depreciation and amortization	114,612	130,081	(15,469)	(12%)

Loss on impairment of fixed assets	73,172	563,556	(490,384)	(87%)

Operating expenses	$3,524,545	$3,578,301	$(53,726)	(2%)

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and amortization, and a loss on impairment of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the years ended February 28, 2019 and February 28, 2018 were $ 3,524,545 and $3,578,301, respectively. The overall $ 53,756 decrease in operating expenses was primarily attributable to the following increases in operating expenses of:

● Research and development expenses increased by $47,971 which resulted from an increase in R&D Consultation fee from RAD Canada of $247,398 because of development costs on the new products and decreases in R&D equipment and other R&D costs of $199,427 which were caused by the development of the older robots that were developed and used in fiscal 2018.

● General and administrative expenses increase by $ 404,126 primarily due to the following increases:

● Professional fees increased by $303,010 due to higher reporting costs and the consulting fee paid to Garett Parsons for the year ended February 28, 2019.

● Wages and salaries increased by $161,403.

These increase were partially offset by decreases in other general and administrative accounts.

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

For the year ended February 28, 2019, the Company had negative cash flow from operating activities of $1,804,261. As of February 28, 2019, the Company has an accumulated deficit of $ 19,409,194 and negative working capital of $15,376,920. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Net cash used in operating activities for the year ended February 28, 2019 was $1,804,261, which included a net income of $ 16,094,835 , non-cash activity such as the change in fair value of derivative liabilities of $26,039,039, gain on settlement of debt of $217,217, change in operating assets of $2,105,485, interest expense related to derivative liabilities in excess of face value of debt of $1,017,250, amortization of debt discount of $4,993,674, loss on impairment of fixed assets $73,172, provision for note receivable $40,000, stock-based compensation of $746,625, and depreciation and amortization of $114,612 to derive the uses of cash in operations.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. While the Company does not expect fiscal year 2020 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018. Refer to Note 5 – Revenue from Contracts with Customers for additional information.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: November 4, 2019	By:	/s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garett Parsons	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)	November 4, 2019
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

Emphasis of Matter

As discussed in Note 3 to the consolidated financial statements, the financial statements have been reissued and revised to change the accounting for warrants issued with common stock upon conversion of notes payable.

We have served as the Company’s auditor since 2019.

Spokane, Washington

October 30, 2019

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED BALANCE SHEETS

	February 28, 2019	February 28, 2018
ASSETS
Current assets:
Cash	$21,192	$24,773
Accounts receivable	39,964	28,000
Device parts inventory	273,496	316,113
Prepaid expenses and deposits	18,778	83,103
Vehicle for disposal	13,251	—
Note receivable	—	40,000
Total current assets	366,681	491,989
Revenue earning devices, net of accumulated depreciation of $42,784 and $0, respectively	187,174	—
Fixed assets, net of accumulated depreciation of $29,701 and $36,632, respectively	37,194	158,205
Intangible asset, net	—	56,248
Security deposit	—	30,141
Total assets	$591,049	$736,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,486,488	$487,243
Advances payable	12,637	1,594
Balance due on acquisition of WeSecure	25,000	25,000
Customer deposits	10,000	10,000
Current portion of deferred variable payment obligation	2,108	—
Current portion of convertible notes payable, net of discount of $718,015 and $3,418,637, respectively	5,484,446	2,117,946
Loan payable - related party	782,844	316,142
Current portion of loans payable	321,946	—
Vehicle loan - current portion	57,287	17,830
Current portion of accrued interest payable	1,390,706	694,592
Derivative liability	6,170,139	31,113,844
Total current liabilities	15,743,601	34,784,191
Convertible notes payable, net of discount of $302,105 and $505,039, respectively	262,895	95,060
Loans payable	140,535	—
Deferred variable payment obligation	190,392	—
Accrued interest payable	85,344	55,917
Vehicle loan	—	64,332
Total liabilities	16,422,767	34,999,500

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at February 28, 2019 and February 28, 2018, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding ,respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 3,450 shares issued and outstanding, respectively	3,450	3,450
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 200,261,790 and 1,250,046 shares issued and outstanding, respectively	2,003	12
Additional paid-in capital	3,393,603	1,233,300
Preferred stock to be issued	174,070	—
Accumulated deficit	(19,409,194)	(35,504,029)
Total stockholders’ deficit	(15,831,718)	(34,262,917)
Total liabilities and stockholders’ deficit	$591,049	$736,583

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2019	Year Ended February 28, 2018

Revenues	$114,671	$106,476

Cost of Goods Sold	4,522	45,000

Gross Profit	110,149	61,476

Operating expenses:
Research and development	540,971	493,000
General and administrative	2,795,790	2,391,664
Depreciation and amortization	114,612	130,081
Loss on impairment of fixed assets	73,172	563,556
Total operating expenses	3,524,545	3,578,301

Loss from operations	(3,414,396)	(3,516,825)

Other income (expense), net:
Change in fair value of derivative liabilities	26,039,039	(9,495,321)
Interest expense	(6,747,025)	(12,411,883)
Gain on settlement of debt	217,217	1,175,028
Total other income (expense), net	19,509,231	(20,732,176)

Net income (loss)	$16,094,835	$(24,249,001)

Net income ( loss) per share - basic	$0.58	$(0.39)

Net income (loss) per share - diluted	$(0.01)	$(0.39)

Weighted average common share outstanding - basic	27,727,881	61,578,290

Weighted average common share outstanding - diluted	1,956,175,903	61,578,290

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2019 AND 2018

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2017	3,350,000	$3,350	2,450	$2,450	—	$—	$13,857	$(184,697)	$(165,040)
Common stock and preferred stock issued for recapitalization by RAD	1,000,000	1,000	1,000	1,000	101,987,887	1,020	407,555	(11,070,331)	(10,659,756)
Common stock issued for debt conversion	—	—	—	—	23,016,667	230	807,810	—	808,040
Common Stock adjustment for reverse split					(123,753,954)	(1,238)	1,238	—	—
Stock based compensation	—	—	—	—	—	—	2,840		2,840
Net loss	—	—	—	—	—	—	—	(24,249,001)	(24,249,001)
Balance at February 28, 2018	4,350,000	$4,350	3,450	$3,450	1,250,600	$12	$1,233,300	$(35,504,029)	$(34,262,917)
Preferred stock payable				174,070					174,070
Adjustment to derivative liability	—	—	—	—	—	—	1,215,588	—	1,215,588
Common stock issued for debt conversion	—	—	—	—	199,010,627	1,990	849,697	—	851,687
Common Stock adjustment for reverse split	—	—	—	—	563	1	82,051	—	82,052
Stock based compensation	—	—	—	—	—	—	12,967	—	12,967
Net income (loss)	—	—	—	—	—	—	—	16,094,835	16,094,835
Balance at February 28, 2019	4,350,000	$4,350	3,450	$177,520	200,261,790	$2,003	$3,393,603	$ (19,409,194)	$(15,831,718)

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2019	Year Ended February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,094,835	$(24,249,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,612	130,081
Provision for note receivable	40,000	—
Loss on impairment of fixed assets	73,172	563,556
Stock based compensation	12,967	2,840
Change in fair value of derivative liabilities	(26,039,039)	9,495,321
Interest expense related to derivative liability in excess of face value of debt	1,017,250	10,797,663
Amortization of debt discounts	4,993,674	1,214,348
Gain on settlement of debt	(217,217)	(1,175,028)
Changes in operating assets and liabilities:
Accounts receivable	(11,964)	(20,222)
Deposits on robots and other current assets	—	(424,363)
Prepaid expenses	64,325	—
Device parts inventory	42,617	(270,014)
Accounts payable and accrued expenses	1,219,703	344,297
Accrued interest payable	790,804	291,292
Customer deposits	—	(10,000)
Net cash used in operating activities	(1,804,261)	(3,309,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(232,858)	(228,371)
Cash proceeds from WESecure transaction	—	17,000
Cash paid for security deposit	30,141	(30,141)
Cash acquired in reverse capitalization	—	2,022
Net cash used in investing activities	(202,717)	(239,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	1,227,608	2,558,345
Principal payments on convertible notes payable	(187,000)	(50,000)
Proceeds from loans payable	539,575	—
Repayment of loans payable	(156,500)	—
Proceeds from deferred variable payment obligation	192,500	—
Net borrowings on loan payable - related party	218,890	219,613
Loan from OMVS to RAD prior to the reverse recapitalization	—	752,500
Proceeds from vehicle loan	—	47,661
Repayment of vehicle loan	(5,746)	(11,533)
Proceeds from sale of preferred shares	174,070	—
Net cash provided by financing activities	2,003,397	3,516,586

Net change in cash	(3,581)	(32,134)

Cash, beginning of period	24,773	56,907

Cash, end of period	$21,192	$24,773

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$3,213	$24,193
Cash paid for taxes	$—	$—
Noncash investing and financing activities:
Transfer of devices from deposits to fixed assets and revenue earning devices	$—	$491,260
Transfer from accounts payable to loan payable related party	$247,812	$—
Debt discount from derivative liabilities	$914,010	$3,106,385
Conversion of convertible notes and interest to shares of common stock	$851.687	$808,040
Settlement and exchange of convertible notes payable	$670,286	$837,070
Reclassification of fixed assets to vehicle for disposal	$13,251	$—
Capitalization of accrued interest to convertible notes payable	$67,272	$—
Proceeds of disposal of vehicle offset against vehicle loan	$21,907	$—

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

For the year ended February 28, 2019, the Company had negative cash flow from operating activities of $1,804,261. As of February 28, 2019, the Company has an accumulated deficit of $ 19,409,194 , and negative working capital of $15,376,920. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

3. CORRECTION AND RESTATEMENT OF AN ERROR

We discovered a material error in our accounting for certain warrants for the year ended February 28, 2019. The company had been recording these warrants the same as the usual warrant issuances calculating the fair market value using the Black-Scholes model and recording the charge to stock-based compensation with a corresponding adjustment to paid-in capital. However, these warrants were issued as part of the conversion privilege on certain loan agreements with the Company. When the lender converts the loan into common shares, the same number of warrants are issued in conjunction with the conversion.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the warrants should have been included in the fair value of the shares conversion. No additional valuation was to be assigned to the warrants. The paid in capital recorded in this transaction is split between the pro-rata fair value of the shares and warrants. This error resulted in an overstatement of stock-based compensation and paid in capital of $733,298 which has been corrected throughout these financial statements. Specifically, the Company’s consolidated balance sheet was affected, with a substantial decrease in paid-in capital and a corresponding increase in retained earnings due to this accounting error resulting in financial restatements. Additionally, there was a material change in the consolidated statement of operations with a reduction in general and administrative expenses.

4 . ACCOUNTING POLICIES

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. While the Company does not expect fiscal year 2019 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018. Refer to Note 5 – Revenue from Contracts with Customers for additional information.

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

See Note 17 for specific inputs used in determining fair value.

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

5 . REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is earned primarily from two sources: 1) direct sales of goods or services and 2) short-term rentals. Direct sales of goods or services are accounted for under Topic 606, and short-term rentals are accounted for under Topic 840 (which addresses lease accounting and will be updated after the adoption of Topic 842 on March 1, 2019) as operating leases.

As disclosed in the revenue recognition section of Note 4 – Accounting Polices, the Company adopted Topic 606 in accordance with the effective date on March 1, 2018. Note 4 includes disclosures regarding the Company’s method of adoption and the impact on the Company’s financial statements. Revenue is recognized on direct sales of goods or services when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

Upon adoption of Topic 842, also referred to above in Note 4 , the Company plans to account for revenue earned from rental activities where an identified asset is transferred to the customer and the customer has the ability to control that asset, will be accounted for under this topic. The Company is currently evaluating the effects of Topic 842 on its financial statements.

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

6 . PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits on robots expected to be received within one year were comprised of the following:

	February 28, 2019	February 28, 2018
Prepaid insurance	$18,778	$22,076
Prepaid travel	—	10,488
Prepaid trade show expenses	—	50,539
	$18,778	$83,103

7 . REVENUE EARNING ROBOTS

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

8 . FIXED ASSETS

Fixed assets consisted of the following:

	February 28, 2019	February 28, 2018
Automobile	$40,953	$136,318
Computer equipment	20,262	17,361
Office equipment	5,680	11,829
Leasehold improvements	—	29,329
	66,895	194,837
Less: Accumulated depreciation	(29,701)	(36,632)
	$37,194	$158,205

During the year ended February 28, 2019, the Company made additions to fixed assets of $2,900 and wrote-off fixed assets having a net book value of $25,938 and recorded a corresponding loss on impairment of fixed assets. The company transferred automobiles having a net book value of $38,405 to vehicles for disposal since they will be given back to the lender in the next fiscal quarter. (see Note 15 )

During the year ended February 28, 2018, the Company acquired total fixed assets of $335,043. Due to all the demo robots becoming non-operational through February 28, 2018, the Company wrote down fixed assets with a net book value of $148,810 to $0 as loss on impairment of fixed assets.

Depreciation expense was $58,177 and $73,080 for the years ended February 28, 2019, and 2018, respectively.

9 . INTANGIBLE ASSETS

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

Under the asset purchase agreement, the two principals of WeSecure were also hired on at will basis: one as a sales director for a salary of $8,000 per month and the other as a consultant at $1,000 per month. The salary has been committed to until September 1, 2019, regardless of employment within the Company. In addition, the two principals will receive collectively a commission of $500/month for each SMP robot rented by an identified customer for one year, as long as the customer stays with the Company for two years and an additional year of commission if the two principals remain employed with the Company through September 1, 2020. They will also receive a commission of 5% net revenues on sales to identified customers for non-SMP robots for 2 years. In addition, the Company agreed to issue 4,500 options to the two principals to purchase shares its common stock at an exercise price of $5.00 per share that vest on October 2, 2021 (see further discussion in Note 18 ).

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

At February 28, 2018, the Company had made four payments totaling $100,000, with a remaining balance due of $25,000 that has been included on the balance sheet as balance due on acquisition to WeSecure. The acquisition was to be fully paid at February 28, 2018 per the agreement, and the vendor has filed a lawsuit for $ 180,000 , included the balance due on acquisition , unpaid salaries detailed above and costs. The Company has provided for lawsuit amount with the balance owing in accounts payable and accrued expenses. See Note 19 .

10 . NOTE RECEIVABLE

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

11 . CUSTOMER DEPOSITS

As of February 28, 2017, the Company received a $10,000 deposit from a customer towards the rental of equipment with no expected delivery, and accordingly the deposit is expected to be returned to the customer sometime in fiscal 2020.

12 . DEFERRED VARIABLE PAYMENT OBLIGATION

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

At February 28, 2019 the value of the deferred payment obligation was $192,500 (2018-$0),including a current portion of $2,108.

13 . CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

				Balance	Balance
		Interest	Conversion	February 28,	February 28,
Issued	Maturity	Rate	Rate per Share	2019	2018
February 28, 2011	February 26, 2013 *	7%	$0.015(3)	$32,600	$32,600
January 31, 2013	February 28, 2017 *	10%	$0.010(3)	119,091	119,091
May 31, 2013	November 30, 2016 *	10%	$0.010(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001(3)	63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000(3)	65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300(3)	91,629	91,629
November 30, 2015	November 30, 2018*	10%	$0.300(3)	269,791	269,791
February 29, 2016	February 28, 2019*	10%	60% discount(2)	95,245	95,245
May 31, 2016	May 31, 2019	10%	$0.003(3)	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount(2)	50,000	50,000
March 21, 2017	March 21, 2018*	8%	40% discount(2)	—	30,000
April 4, 2017	December 4, 2017*	10%	40% discount(2)	—	12,066
April 19, 2017	April 19, 2018*	15%	50% discount(2)	96,250	96,250
April 20, 2017	January 30, 2018*	8%	40% discount(1)	—	28,000
April 26, 2017	April 26, 2018*	0%	$0.001	68	67
May 1, 2017	May 1, 2021	8%	35% discount(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount (2)	131,450	150,000
May 15, 2017	May 15, 2018*	0%	$0.001	1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount(1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount(2)	180,964	200,000
June 16, 2017	June 16, 2018*	0%	$0.001	750	750
July 6, 2017	July 6, 2018*	8%	40% discount(2)	200,000	200,000
August 8, 2017	August 8, 2018*	8%	40% discount(2)	125,000	125,000

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

				Balance	Balance
		Interest	Conversion	February 28,	February 28,
Issued	Maturity	Rate	Rate per Share	2019	2018
July 28, 2017	July 28, 2018*	15%	50% discount(2)	—	116,875
August 29, 2017	August 29, 2018*	15%	50% discount(2)	147,500	247,500
September 1 ,2017	September 1 ,2018*	0%	lower of 50% discount/$0.005(2)	—	187,000
September 12 ,2017	September 12 ,2018*	8%	40% discount(2)	—	128,000
September 25 ,2017	September 25 ,2018*	15%	50% discount(2)	—	398,750
October 4, 2017	May 4, 2018*	8%	40% discount(2)	150,000	150,000
October 16, 2017	October 16, 2018*	15%	50% discount(2)	204,067	345,000
November 22 ,2017	November 22 ,2018*	15%	50% discount(2)	500,250	500,250
December 28 ,2017	December 28 ,2017*	10%	40% discount(2)	28,150	60,500
December 29 ,2017	December 29 ,2018*	15%	50% discount(2)	330,000	330,000
January 9,2018	January 9,2019*	8%	40% discount(2)(1)	79,508	82,500
January 30,2018	January 30, 2019*	15%	50% discount(2)(1)	300,000	300,000
February 21,2018	February 21,2019*	15%	50% discount(2)(1)	300,000	300,000
March 14, 2018	March 14, 2019	10%	40% discount(2)	50,000	—
March 16, 2018	March 16, 2019	15%	50% discount(2)	—	—
June 7, 2017	June 9 ,2019	8%	40% discount(2)	200,000	—
April 9, 2018	April 9, 2019	15%	50% discount(2)	55,000	—
March 21, 2017	March 21, 2018*	8%	40% discount(2)	—	—
March 21, 2017	March 21, 2018*	8%	40% discount(2)	40,000	—
April 17, 2018	April 17, 2019	8%	45% discount(2)	—	—
April 20, 2018	April 20, 2019	8%	40% discount(2)	65,106	—
May 2, 2018	December 2, 2018*	10%	40% discount(2)	70,682	—
May 4, 2018	May 4, 2019	12%	50% discount(2)	123,750	—
May 14, 2018	December 14, 2018*	10%	50% discount(2)	33,542	—
May 23, 2018	May 23, 2019	10%	50% discount(2)	110,000	—
June 6, 2018	June 6,2019	15%	50% discount(2)	282,949	—
June 19, 2018	March 19, 2019	15%	50% discount(2)	87,274	—
July 6, 2017	June 9 ,2019	8%	40% discount(2)	200,000	—
August 1,2018	August 1,2019	15%	50% discount(2)	32,500	—
August 23,2018	August 23,2019	8%	45% discount(2)	77,435	—
September 13 ,2018	June 30, 2019	12%	45% discount(2)	79,500	—
September 17 ,2018	March 17, 2019	10%	50% discount(2)	4,945	—
September 20 ,2018	September 20 ,2019	15%	50% discount(2)	39,350	—
September 24 ,2018	June 24 ,2019	8%	40% discount(2)	44,000	—
August 8 ,2017	June 9 ,2019	8%	40% discount(2)	125,000	—
November 8 ,2018	August 15, 2019	12%	45% discount(2)	79,500	—
November 26 ,2018	May 26 ,2019	10%	50% discount(2)	44,798	—
				$6,767,461	$6,136,681

Less: current portion of convertible notes payable				(6,202,461)	(5,536,582)
Less: discount on noncurrent convertible notes payable				(302,105)	(505,039)
Noncurrent convertible notes payable, net of discount				$262,895	$95,060

Current portion of convertible notes payable				$6,202,461	$5,536,582
Less: discount on current portion of convertible notes payable				(718,015)	(3,418,637)
Current portion of convertible notes payable, net of discount				$5,484,446	$2,117,946

__________

*	The indicated notes were in default as of February 28, 2019.
(1)	The note is convertible beginning six months after the date of issuance.
(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 4 .
(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

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

●

During the year ended February 28, 2019, holders of certain convertible note payables elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion. Accordingly, for the year ended February 28, 2019, holders of certain convertible notes payable elected to convert a total of $889,811 of principal and $35,782 accrued interest, and $12,000 of fees into 199,010,627 shares of common stock and warrants to purchase 20,430,476 shares of common stock (see Note 18 for detail of warrants issued).

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

14 . RELATED PARTY TRANSACTIONS

For the year ended February 28, 2019 and 2018 , the Company received net advances of $218,890 and $219,613 , respectively, from its loan payable-related party. At February 28, 2019, the loan payable-related party was $782,844 and $316,142 at February 28, 2018. Included in the balance due to the related party is $352,392 of deferred salary and interest, $210,000 of which bears interest at 12%. At February 28,2018 there was $180,852, with $24,000 bearing interest at 12%. The accrued interest included at February 28, 2019 was $13,650 (2018- $0).

During the year ended February 28, 2019 and 2018, the Company paid $484,251 and $236,853, respectively in consulting fees for research and development to a company owned by a principal shareholder.

15 . OTHER DEBT – VEHICLE LOANS

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

16 . LOANS PAYABLE

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

17 . DERIVATIVE LIABILITES

As of February 28, 2019, and 2018 the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $6,170,139 and $31,113,844, respectively.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the nine months February 28, 2019:

Strike price	$1.00 - $0.001
Fair value of Company common stock	$0.3375 - $0.0110
Dividend yield	0.00%
Expected volatility	424% - 102%
Risk free interest rate	1.20% - 2.59%
Expected term (years)	0.00 - 3.66

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the year ended February 28, 2018:

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

18 . STOCKHOLDERS’ EQUITY (DEFICIT)

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

Summary of Common Stock Activity

On August 24, 2018, the Company undertook a 100:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 13 ).

On April 23, 2019 the Board of Directors approved an increase in authorized share capital to 5,000,000,000 shares of common stock and to change the par value of the common stock to $0.00001 per share. This became effective on June 20, 2019. The share capital has been retrospectively adjusted accordingly to reflect this change in par value.

During the year ended February 28, 2019, the Company issued 199,010,627 shares of its common stock for the conversion of debt and related interest and fees totaling $937,493 including $889,811 for of principal, $35,782 interest, $12,000 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 17 ).

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

As part of the asset purchase agreement described in Note 9 , the Company issued 4,500 options to purchase shares at an exercise price of $5.00 per share that vest on October 2, 2021.

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

●

In September and October 2018, the Company issued warrants to purchase 1,116,125 shares of the Company’s common stock in connection with its issuance of 1,116,125 shares of the Company’s common stock to an investor. The warrants have an exercise price ranging from $0.015-$0.035 per share and a three-year term

●

During the period December 1, 2018 to February 28, 2019 , the Company issued warrants to purchase 19,141,171 shares of the Company’s common stock in connection with its issuance of 19,141,711 shares of the Company’s common stock to an investor. The warrants have an exercise price ranging from $0.014-$0.031 per share and a three-year term

The above 20,430,476 warrants issued along with the converted shares were recorded as an adjustment to paid in capital included with the value of the common shares converted.

The Company also issued 2,500 warrants with an exercise price of $3.00 per share and a 3-year term on June 11, 2018, and 3,333 warrants with an exercise price of $15.00 and a three year term on March 14, 2018 in connection with loan payables (see Note 16 ).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2018	—	$ —	—
Issued	20,436,309	0.01	2.81
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at February 28, 2019	20,436,309	$ 0.01	2.81

The above warrants have an aggregate grant date fair value of $ 12,967 based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$3.00 - $15.00
Fair value of Company’s common stock	$1.30 - $6.10
Dividend yield	0.00%
Expected volatility	305.71% - 341.5%
Risk free interest rate	2.41% - 2.66%
Expected term (years)	3.00

For the year ended February 28, 2019, the Company recorded a total of $ 12,967 to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19 . COMMITMENTS AND CONTINGENCIES

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

In April 2019 the principals of WeSecure (see Note 9 ) filed lawsuit in California Superior Court seeking damages for non-payment balance of sale of WeSecure assets totaling $25,000, unpaid consulting fees payable to the two principals through to September 2019 totaling $ $125,924.48, and labor code violations of $ $48,434.40 all totaling $199,358.88 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments as follows:

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

20 . EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Year Ended
	February 28,
	2019	2018
Numerator:
Net income (loss) available to common shareholders	$16,094,835	$(24,249,001)

Effect of common stock equivalents
Add: interest expense on convertible debt	748,504	379,321
Add (Less: loss (gain) on change of derivative liabilities	(26,039,039)	9,495,321
Net income (loss) adjusted for common stock equivalents	(9,195,700)	(14,374,359)

Denominator:
Weighted average shares - basic	27,727,881	61,578,290

Net income (loss) per share – basic	$0.58	$(0.39)

Dilutive effect of common stock equivalents:
Options	511,345	—
Convertible Debt	1,237,033,503	—
Preferred shares*	690,903,174	—

Denominator:
Weighted average shares – diluted	1,956,175,903	61,578,290

Net income (loss) per share – diluted	$(0.01)	$(0.39)

The anti-dilutive shares of common stock equivalents for the years ended February 28, 2019 and February 28, 2018 were as follows:

	For the Years Ended
	February 28,
	2019	2018
Stock options and warrants	71,833	—
Convertible debt	—	—
Preferred stock	—	—
Total	71,833	—

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21 . INCOME TAXES

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

22 . SUBSEQUENT EVENTS

Subsequent to February 28, 2019, convertible note holders converted $135,186 of principal, $7,321 interest and $500 in fees into 171,044,703 shares of the Company’s common stock.

In April 2019 the principals of WeSecure (see Note 9 ) filed lawsuit in California Superior Court seeking damages for non-payment balance of sale of WeSecure assets totaling $25,000, unpaid consulting fees payable to the two principals through to September 2019 totaling $125,924, and labor code violations of $48,434 all totaling $199,358 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments (see Note 19 ).

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