Form 10-Q
period 2019-05-31
Artificial Intelligence Technology Solutions Inc.
filed 2019-11-22
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2019

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

not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]   No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [_]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,664,686,859 shares of common stock were issued and outstanding as of November 5, 2019.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2019 (Unaudited)	February 28, 2019 (*)
ASSETS
Current assets:
Cash	$21,333	$21,192
Accounts receivable	48,987	39,964
Device parts inventory	246,368	273,496
Prepaid expenses and deposits	12,604	18,778
Vehicles held for disposal	13,251	13,251
Total current assets	342,543	366,681
Revenue earning devices, net of accumulated depreciation of $58,551 and $42,784 respectively	204,250	187,174
Fixed assets, net of accumulated depreciation of $35,154 and $29,701, respectively	31,741	37,194
Total assets	$578,534	$591,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,009,509	$1,486,488
Advances payable	1,594	12,637
Balance owed WeSecure	180,000	25,000
Customer deposits	10,000	10,000
Current portion of deferred variable payment obligation	2,108	2,108
Current portion of convertible notes payable, net of discount of $222,828 and $718,015, respectively	5,844,400	5,484,446
Loan payable - related party	1,066,246	782,844
Current portion of loans payable	449,761	321,946
Vehicle loan - current portion	57,286	57,287
Current portion of accrued interest payable	1,494,207	1,390,706
Derivative liability	4,251,354	6,170,139
Total current liabilities	14,366,465	15,743,601
Convertible notes payable, net of discount of $257,808 and $302,105 respectively	307,193	262,895
Loans payable	140,535	140,535
Deferred variable payment obligation	498,892	190,392
Accrued interest payable	108,879	85,344
Vehicle loan	—	—
Total liabilities	15,421,964	16,422,767

Commitments and Contingencies
Stockholders’ deficit:

Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at May 31, 2019 and February 28, 2019, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding ,respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 3,450 shares issued and outstanding, respectively	3,450	3,450
Common Stock, $0.00001 par value; 480,000,000 shares authorized 371,306,493 and 200,261,790 shares issued and outstanding, respectively see Note-16	3,713	2,003
Additional paid-in capital	3,689,575	3,393,603
Preferred stock to be issued	174,070	174,070
Accumulated deficit	(18,718,588)	(19,409,194)
Total stockholders’ deficit	(14,843,430)	(15,831,718)
Total liabilities and stockholders’ deficit	$578,534	$591,049

__________

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018

Revenues	$40,305	$16,666

Cost of Goods Sold	203	4,259

Gross Profit	40,102	12,407

Operating expenses:
Research and development	(52,153)	168,630
General and administrative	400,091	910,967
Depreciation and amortization	21,218	21,853
Total operating expenses	369,156	1,101,450

Loss from operations	(329,054)	(1,089,043)

Other income (expense), net:
Change in fair value of derivative liabilities	1,764,101	17,851,893
Interest expense	(856,950)	(2,153,084)
Gain (loss) on settlement of debt	112,509	268,145
Total other income (expense), net	1,019,660	15,966,954

Net income (loss)	$690,606	$14,877,911

Net income ( loss) per share - basic	$—	$0.11
Net income (loss) per share - diluted	$—	$0.01

Weighted average common share outstanding - basic	239,697,851	133,105,889

Weighted average common share outstanding - diluted	10,865,594,430	2,458,323,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2018	4,350,000	$4,350	3,450	$3,450	1,250,600	$12	$1,233,300	$(35,504,029)	$(34,262,917)
Preferred stock payable	—	—	—	174,070	—	—	—	—	174,070
Adjustment to derivative liability	—	—	—	—	—	—	484,162	—	484,162
Common stock issued for debt conversion	—	—	—	—	322,563	3	335,129	—	335,132
Common Stock adjustment for reverse split	—	—	—	—	(554)	—	—	—	—
Stock based compensation	—	—	—	—	—	—	474,712	—	474,712
Net income (loss)	—	—	—	—	—	—	—	14,877,911	14,877,911
Balance at May 31, 2018	4,350,000	$4,350	3,450	$177,520	1,572,609	$15	$2,527,303	$(20,626,118)	$(17,916,930)

Balance at February 28, 2019	4,350,000	$4,350	3,450	$177,520	200,261,790	$2,003	$3,393,603	$(19,409,194)	$(15,831,718)
Adjustment to derivative liability	—	—	—	—	—	—	154,684	—	154,684
Common stock issued for debt conversion	—	—	—	—	171,044,703	1,710	141,288	—	142,998
Net income (loss)	—	—	—	—	—	—	—	690,606	690,606
Balance at May 31, 2019	4,350,000	$4,350	3,450	$177,520	371,306,493	$3,713	$3,689,575	$(18,718,588)	$(14,843,430)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$690,606	$14,877,911
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,218	21,853
Stock based compensation	—	1,752
Change in fair value of derivative liabilities	(1,764,101)	(17,851,893)
Interest expense related to derivative liability in excess of face value of debt	—	599,842
Amortization of debt discounts	483,350	1,319,553
Gain on settlement of debt	(112,509)	(268,145)

Changes in operating assets and liabilities:
Accounts receivable	(9,023)	11,241
Prepaid expenses	6,174	22,609
Device parts inventory	—	6,178
Accounts payable and accrued expenses	(35,825)	358,336
Accrued interest payable	287,766	223,439
Advances payable	(11,043)	—
Net cash used in operating activities	(443,387)	(677,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,715)	(119,576)
Cash paid for security deposit	—	(75)
Net cash used in investing activities	(5,715)	(119,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	—	700,608
Proceeds from deferred variable payment obligation	308,500	—
Proceeds from loans payable	103,856	—
Repayment of loans payable	(30,540)	—
Net borrowings on loan payable - related party	67,427	37,309
Repayment of vehicle loan	—	(4,435)
Proceeds from sale of preferred shares	—	174,070
Net cash provided by financing activities	449,243	907,552

Net change in cash	141	110,577

Cash, beginning of period	21,192	24,773

Cash, end of period	$21,333	$135,350

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$3,213	$1,650
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Debt discount from derivative liabilities	$—	$800,608
Conversion of convertible notes and interest to shares of common stock	$325,217	$819,294
Settlement and exchange of convertible notes payable	$—	$267,245
Capitalization of accrued interest to convertible notes payable and loans payable	$56,280	$10,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL INFORMATION

Artificial Intelligence Technology Solutions Inc. (“AITX” or the “Company”) was incorporated in Florida on March 25, 2010 and reincorporated in Nevada on February 17, 2015. On August 24, 2018, Artificial Intelligence Technology Solutions Inc., changed its name from On the Move Systems Corp (“OMVS”).

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

For the three months ended May 31, 2019, the Company had negative cash flow from operating activities of $443,387. As of May 31, 2019, the Company has an accumulated deficit of $19,451,886, and negative working capital of $14,023,922. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as amended and filed on November 4, 2019. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Estimates are used in the fair value calculation of the derivative liability, in determination of cash flows and fair value determinations in impairment testing.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There were no allowances provided for the three months ended May 31, 2019 and the year ended February 28, 2019.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At May 31, 2019 and February 28, 2019, the Company had no deferred development costs.

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

Sales of Future Revenues

The Company has entered into transactions, as more fully described in footnote 10, in which it has received funding from investors in exchange for which it will make payments to those investors based on the level of sales of certain revenue categories, generally based on a percentage of sales for those certain revenues. The Company determines whether these agreements constitute sales of future revenues or are in substance debt based on the facts and circumstances of each agreement, with the following primary criteria determinative of whether the agreement constitutes a sale of future revenues or debt:

●	Does the agreement purport, in substance, to be a sale
●	Does the Company have continuing involvement in the generation of cash flows due the investor
●	Is the transaction cancellable by either party through payment of a lump sum or other transfer of assets
●	Is the investors rate of return is implicitly limited by the terms of the agreement
●	Does the Company’s revenue for a reporting period underlying the agreement have only a minimal impact on the investor’s rate of return
●	Does the investor have recourse relating to payments due

In the event a transaction is determined to be a sale of future revenues, it is recorded as deferred revenue and amortized using the sum-of-the-revenue method. In the event a transaction is determined to be debt, it is recorded as debt and amortized using the effective interest method. As of the date of these financial statements, the Company has determined that all such agreements are debt.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
May 31, 2019
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$4,251,354	$—	$—	$4,251,354

February 28, 2019
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,170,139	$—	$—	$6,170,139

See Note 15 for specific inputs used in the multinomial lattice model used in determining fair value.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and advances, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

See additional disclosure in Note-18.

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

On March 1, 2019 the Company adopted ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted ASU 2016-02 on March 1, 2019 but does not expect any material impact on the financial statements because the leases commencing March 1, 2019 are month to month.

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures. The Company will adopt this March 1,  2020.

4. CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

At February 28, 2019 the company corrected an error on how it was recording the issuance of warrants that were issued along with share conversions throughout the fiscal year. The Company had been recording it as a separate transaction recording the fair value of the warrants at conversion when the Company should have been including the warrants as part of the fair value of the share conversion. Accordingly $472,960 in stock based compensation was reduced for the three months ending May 31, 2018 from the results originally reported ,with a corresponding decease in paid in capital.  The comparative figures have been adjusted throughout this document to reflect this change.

The impact on the financial statements for the three months ended May 31, 2018 are as follows:

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Originally stated		Restated
	Three Months Ended May 31, 2018	Adjustment	Three Months Ended May 31, 2018

Revenues	$16,666	$—	$16,666

Cost of Goods Sold	4,259	—	4,259

Gross Profit	12,407	—	12,407

Operating expenses:
Research and development	168,630	—	168,630
General and administrative	1,383,927	(472,960)	910,967
Depreciation and amortization	21,853	—	21,853
Total operating expenses	1,574,410	(472,960)	1,101,450

Loss from operations	(1,562,003)	472,960	(1,089,043)

Total other income (expense), net	15,966,954	—	15,966,954

Net income (loss)	$14,404,951	$472,960	$14,877,911

Net income ( loss) per share - basic	$0.11	—	$0.11
Net income (loss) per share - diluted	$0.01	—	$0.01

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,404,951	$472,960	$14,877,911
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,853	—	21,853
Provision for note receivable	—	—	—
Loss on impairment of fixed assets	—	—	—
Stock based compensation	474,712	(472,960)	1,752
Change in fair value of derivative liabilities	(17,851,893)	—	(17,851,893)
Interest expense related to derivative liability in excess of face value of debt	599,842	—	599,842
Amortization of debt discounts	1,319,553	—	1,319,553
Gain on settlement of debt	(268,145)	—	(268,145)

Changes in operating assets and liabilities:		—
Accounts receivable	11,241	—	11,241
Deposits on robots	—	—	—
Prepaid expenses	22,609	—	22,609
Device parts inventory	6,178	—	6,178
Accounts payable and accrued expenses	358,336	—	358,336
Accrued interest payable	223,439	—	223,439
Advances payable	—	—	—
Net cash used in operating activities	(677,324)	—	(677,324)

Net cash used in investing activities	(119,651)	—	(119,651)

Net cash provided by financing activities	907,552	—	907,552

Net change in cash	110,577	—	110,577

Cash, beginning of period	24,773	—	24,773

Cash, end of period	$135,350	$—	$135,350

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is earned primarily from two sources: 1) direct sales of goods or services and 2) short-term rentals. Direct sales of goods or services are accounted for under Topic 606, and short-term rentals are accounted for under Topic 840 (which addresses lease accounting and was updated after the adoption of Topic 842 on March 1, 2019) as operating leases.

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

After adopting Topic 842, also referred to above in Note 3, the Company is accounting for revenue earned from rental activities where an identified asset is transferred to the customer and the customer has the ability to control that asset. The Company recognizes revenue from its device rental activities when persuasive evidence of a contract exists, the performance obligations have been satisfied, the transaction price is fixed or determinable and collection is reasonably assured. Performance obligations associated with device rental transactions are satisfied over the rental period. Rental periods are short-term in nature. Therefore, the Company has elected to apply the practical expedient which eliminates the requirement to disclose information about remaining performance obligations. Payments are due from customers at the completion of the rental, except for customers with negotiated payment terms, generally net 30 days or less, which are invoiced and remain as accounts receivable until collected.

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018
Device rental activities	$40,305	$16,256
Direct sales of goods and services	—	410
	$40,305	$16,666

6. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits on device parts expected to be received within one year were comprised of the following:

	May 31, 2019	February 28, 2019
Prepaid insurance	$12,604	$18,778
	$12,604	$18,778

7. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	May 31, 2019	February 28, 2019
Revenue earning devices	$262,801	$229,958
Less: Accumulated depreciation	(58,551)	(42,784)
	$204,250	$187,174

During the three months ended May 31, 2019, the Company made total additions to revenue earning devices of $32,843 including $27,128 in inventory transfers.

During the three months ended May 31, 2018, the Company made total additions to revenue earning devices of $119,576.

Depreciation expense was $15,767 and $3,209 for the three months ended May 31, 2019, and 2018 respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. FIXED ASSETS

Fixed assets consisted of the following:

	May 31, 2019	February 28, 2019
Automobile	$40,953	$40,953
Computer equipment	20,262	20,262
Office equipment	5,680	5,680
	66,895	66,895
Less: Accumulated depreciation	(35,154)	(29,701)
	$31,741	$37,194

During the three months ended May 31, 2019 and May 31, 2018, the Company made no additions to fixed assets.

Depreciation expense was $5,453 and $15,012 for the three months ended May 31, 2019, and 2018 respectively.

9. CUSTOMER DEPOSITS

As of February 28, 2017, the Company received a $10,000 deposit from a customer towards the rental of equipment with no expected delivery, and accordingly the deposit is expected to be returned to the customer sometime in fiscal 2020.

10. DEFERRED VARIABLE  PAYMENT OBLIGATION

On February 1, 2019 the Company entered into an agreement with an investor whereby the investor would pay up to $900,000 (including $192,500 paid in January and February 2019) in exchange for a perpetual 9% rate payment (Payments) on the Company’s reported quarterly revenue from operations excluding any gains or losses from financial instruments (Revenues). If the total investor advances turns out to be less than $900,000, this would not constitute a breach of the agreement, rather the 9% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in minimum $60,000 monthly installments, concluding November 30, 2019.

On May 9, 2019 the Company entered into two similar arrangements with two investors:

(1)

The investor would pay up to $400,000 (including $143,556 paid in May 2019) in exchange for a perpetual 4% rate Payment on the Company’s reported quarterly Revenues. If the total investor advances turns out to be less than $400,000, this would not constitute a breach of the agreement, rather the 4%  rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in four monthly installments of $64,111 starting July 1, 2019.

(2)

The investor would pay up to $50,000 (including $17,444 paid in May 2019) in exchange for a perpetual 1.11% rate Payment on the Company’s reported quarterly Revenues. If the total investor advances turns out to be less than $50,000, this would not constitute a breach of the agreement, rather the 1.11%  rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in four monthly installments of  $8,014 starting July 1, 2019.

These variable payments (Payments) are to be made 30 days after the fiscal quarter. If the Payments would deplete RAD’s available cash by more than 30%, the Payments may be deferred for up to 12 months after the quarterly report at an interest rate of 6% per annum on the unpaid amount.

In the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 30% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 30% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of May 31, 2019, the Company has not yet completed its assessment of the likely cash flows under these agreements, and thus, has not yet determined the effective interest rate under these agreements. The Company expects to have completed its analysis of the expected cash flows prior to the filing of the fiscal third quarter November 30, 2019 filing. As of May 31, 2019, the Company owes the investors approximately $2,000. No amounts have been recorded to date as interest, as the amounts are immaterial. As of May 31, 2019, and February 28, 2019, the balances under these agreements were $501,000 and $192,500, respectively.

As of the date of these financial statements the investors had fully funded their commitments under the agreements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		May 31,	February 28,
Issued	Maturity	Rate	Rate per Share		2019	2019
February 28, 2011	February 26, 2013 *	7%	$0.015		$—	$32,600
January 31, 2013	February 28, 2017 *	10%	$0.010	(3)	119,091	119,091
May 31, 2013	November 30, 2016 *	10%	$0.010	(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002	(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002	(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001	(3)	63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000	(3)	65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300	(3)	91,629	91,629
November 30, 2015	November 30, 2018*	10%	$0.300	(3)	269,791	269,791
February 29, 2016	February 28, 2019*	10%	60% discount	(2)	95,245	95,245
May 31, 2016	May 31, 2019*	10%	$0.003	(3)	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003	(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	50,000
April 19, 2017	April 19, 2018*	15%	50% discount	(2)	96,250	96,250
April 26, 2017	April 26, 2018*	0%	$0.001		68	68
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount	(2)	131,450	131,450
May 15, 2017	May 15, 2018*	0%	$0.001		1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount	(2)	156,764	180,964
June 16, 2017	June 16, 2018*	0%	$0.001		750	750
July 6, 2017	July 6, 2018*	8%	40% discount	(2)	200,000	200,000
August 8, 2017	August 8, 2018*	8%	40% discount	(2)	125,000	125,000
August 29, 2017	August 29, 2018*	15%	50% discount	(2)	147,500	147,500
October 4, 2017	May 4, 2018*	8%	40% discount	(2)	150,000	150,000
October 16, 2017	October 16, 2018*	15%	50% discount	(2)	175,093	204,067
November 22, 2017	November 22, 2018*	15%	50% discount	(2)	500,250	500,250
December 28, 2017	December 28, 2017*	10%	40% discount	(2)	28,150	28,150
December 29, 2017	December 29, 2018*	15%	50% discount	(2)	330,000	330,000
January 9, 2018	January 9, 2019*	8%	40% discount	(2)(1)	79,508	79,508
January 30, 2018	January 30, 2019*	15%	50% discount	(2)(1)	300,000	300,000
February 21, 2018	February 21, 2019*	15%	50% discount	(2)(1)	300,000	300,000
March 14, 2018	March 14, 2019*	10%	40% discount	(2)	50,000	50,000
June 7, 2017	June 9, 2019	8%	40% discount	(2)	200,000	200,000
April 9, 2018	April 9, 2019*	15%	50% discount	(2)	55,000	55,000
March 21, 2017	March 21, 2018*	8%	40% discount	(2)	40,000	40,000
April 20, 2018	April 20, 2019*	8%	40% discount	(2)	97,659	65,106
May 2, 2018	December 2, 2018*	10%	40% discount	(2)	70,682	70,682
May 4, 2018	May 4, 2019*	12%	50% discount	(2)	123,750	123,750
May 14, 2018	December 14, 2018*	10%	50% discount	(2)	33,542	33,542
May 23, 2018	May 23, 2019*	10%	50% discount	(2)	110,000	110,000
June 6, 2018	June 6, 2019	15%	50% discount	(2)	282,949	282,949
June 19, 2018	March 19, 2019*	15%	50% discount	(2)	87,274	87,274
July 6, 2017	June 9, 2019	8%	40% discount	(2)	200,000	200,000
August 1, 2018	August 1, 2019	15%	50% discount	(2)	32,500	32,500
August 23, 2018	August 23, 2019	8%	45% discount	(2)	70,123	77,435
September 13, 2018	June 30, 2019	12%	45% discount	(2)	9,200	79,500
September 17, 2018	March 17, 2019*	10%	50% discount	(2)	4,945	4,945
September 20, 2018	September 20, 2019	15%	50% discount	(2)	34,950	39,350
September 24, 2018	June 24, 2019	8%	40% discount	(2)	44,000	44,000
August 8, 2017	June 9, 2019	8%	40% discount	(2)	125,000	125,000
November 8, 2018	August 15, 2019	12%	45% discount	(2)	79,500	79,500
November 26, 2018	May 26, 2019*	10%	50% discount	(2)	44,799	44,798

					6,632,229	6,767,461

Less: current portion of convertible notes payable					(6,067,228)	(6,202,461)
Less: discount on noncurrent convertible notes payable					(257,808)	(302,105)
Noncurrent convertible notes payable, net of discount					$307,193	$262,895

Current portion of convertible notes payable					$6,067,228	$6,202,461
Less: discount on current portion of convertible notes payable					(222,828)	(718,015)
Current portion of convertible notes payable, net of discount					$5,844,400	$5,484,446

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

__________

*	The indicated notes were in default as of May 31, 2019. Default interest rate 24%

(1)	The note is convertible beginning six months after the date of issuance.

(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

During the three months ended May 31, 2019 and 2018, the Company incurred original issue discounts of $0 and $48,893, respectively, and debt discounts from derivative liabilities of $0 and $800,608, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the three months ended May 31, 2019 and 2018, the Company recognized interest expense related to the amortization of debt discount of $483,350 and $1,133,763, respectively.

All the notes above are unsecured. As of May 31, 2019, the Company had total accrued interest payable of $1,603,086, of which $1,494,207 is classified as current and $108,879 is classified as noncurrent.

The Company determined that the embedded conversion features in the convertibles notes described below should be accounted for as derivative liabilities as a result of their variable conversion rates.

During the three months ended May 31, 2019, the Company also had the following convertible note activity:

●

The Company wrote of a note payable for $32,600 and related interest of $97,139. The note has matured in February 2013, the company cannot contact the lender and the note is legally prescribed. A gain on settlement of debt of $129,739 was recorded..

●	The company recorded a $32,553 penalty as increase on the 4/20/2018 note, with a corresponding charge to interest.

●

During the three months ended May 31, 2019, holders of certain convertible notes payable elected to convert a total of $135,186 of principal and $7,312 accrued interest, and $500 of fees into 171,044,703 shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion.

12. RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2019 and 2018, the Company received net advances of $67,427 and $37,309, respectively,  from its loan payable-related party. At May 31, 2019, the loan payable-related party was $1,066,246 and $782,844 at February 28, 2019. At May 31, 2019, included in the balance due to the related party is  $457,652 of deferred salary and interest, $274,758 of which bears interest at 12%. At February 28, 2019, included in the balance due to the related party is $352,392 of deferred salary and interest, $210,000 of which bears interest at 12%. At May 31, 2018 loan payable-related party was $353,451, including $237,696 in deferred salary with $75,000 bearing interest at 12%. The accrued interest included in loan at May 31, 2019 and May 318, 2018 was $8,950 and $2,250, respectively.

During the three months ended May 31, 2019 and 2018, the Company paid ($97,074) and $135,340, respectively in consulting fees for research and development to a company owned by a principal shareholder. The credit received in the quarter ended May 31, 2019 were a result of billing corrections  of ($106,444) from the prior period and the charges in the quarter ended May 31, 2019 were $9,370.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments were $0 and $4,435 for the three months ended May 31, 2019 and 2018, respectively. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at May 31, 2019. The remaining total balances of the amounts owed on the vehicle loans were $57,287 and $57,287 as of May 31, 2019 and February 28, 2019, respectively, of which all is current. The Company ceased making payments of principal and interest during the year and the company will return the remaining vehicle to the financing company for disposal in the upcoming months. The company has re-allocated the remaining vehicle from fixed assets to vehicles for disposal at the remaining net book value of $13,251 at May 31, 2019 and February 28, 2019.

14. LOANS PAYABLE

Loans payable consisted of the following:

					Annual
					Interest
Date	Maturity	Description		Principal	Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	48,000	25%	*
June 20, 2018	August 20, 2018	Promissory note		50,000	20%	*
August 10, 2018	September 1, 2018	Promissory note		10,000	25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	22,624	25%	*
August 16, 2018	October 1, 2018	Promissory note		10,000	25%	*
August 23, 2018	October 20, 2018	Promissory note		20,000	20%	*
September 14, 2018	November 14, 2018	Promissory note	(9)	30,000	20%	*
October 10, 2018	December 10, 2018	Promissory note	(8)	7,500	20%	*
October 11, 2018	October 11, 2019	Promissory note	(10)	23,000	20%
March 19, 2019	December 19, 2019	Factoring Agreement	(4)	35,297	(4)
April 20, 2019	August 20, 2019	Factoring Agreement	(5)	17,491	(5)
December 5, 2018	Demand	Demand, unsecured		3,000	0%
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432	15%
January 24, 2019	January 24, 2021	Loan	(11)	140,535	11%
May 9, 2019	June 30, 2019	Promissory note	(6)	7,850	15%
May 31, 2019	June 30, 2019	Promissory note	(7)	86,567	15%
				590,296
Less current portion of loans payable				449,761
Non-current portion of loans payable				140,535

__________

*	Note is in default. No notice has been given by the note holder.

(1)

Repayable in 12 monthly instalments of $2,376 commencing September 16, 2018 and secured  by revenue earning devices having a net book value of  at least $25,000. Only one $2,376 repayment has been made by the Company and no notices have been received.

(2)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882. Accrued interest of $2,965 has been recorded this quarter.

(3)

Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of  at least $48,000. No repayments have been made by the Company and no notices have been received. Accrued interest of $3,267 has been recorded for the quarter ended May 31, 2019

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)

Total loan $50,750, repayable $303 per business  day including fees and interest of $15,750. Original cash proceeds of $27,596 and  $7,404 carried from previous loan  less repayment of $15,453. Previous loan ending March 19, 2019 of $2,778  including additional interest and fees of $620 was repaid this quarter. The Company has pledged a security interest  on all accounts receivable and banks accounts of the Company.  Obligation under personal guaranty by controlling shareholder of the Company.

(5)

Total loan of $20,000, repayable $373 per business day including fees and interest of $9,800. Original proceeds of $35,000 less repayment of $12,309. The Company has  pledged a security interest  on all accounts receivable and banks accounts as well as all other assets of the Company. Obligation under personal guaranty by controlling shareholder of the Company.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590.

(7)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567.

(8)	Repayable in 10 monthly instalments of $848 commencing January 10, 2019 and secured by revenue earning devices having a net book value of at least $186,000.

(9)	Principal repayable in one year. Interest repayable in 10 monthly instalments of $460 commencing January 11, 2019 and secured by revenue earning devices having a net book value of at least $186,000.

(10)	$20,000 repaid in quarter ended February 28, 2019.

(11)

$185,000 Canadian loan. Interest payable every calendar quarter commencing June 30, 2019, if unpaid accrued interest to be paid at maturity. An additional interest amount calculated as 4% of RAD revenues from SCOT rentals for  the fiscal years 2020 and 2021 shall be payable March 31, 2020 and March 31, 2021, respectively. Secured by a general security charging all of RAD’s present and after-acquired property in favour of the lender on a first priority basis subject to the following: the lender’s security in this respect shall be post-poneable to security in favour of institutional financing obtained by RAD. Accrued interest of $3,896 has been recorded this quarter

15. DERIVATIVE LIABILITIES

As of May 31, 2019, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $4,251,354.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the three months ended May 31, 2019:

Strike price	$1.00 - $0.001
Fair value of Company common stock	$0.0055 - $0.0015
Dividend yield	0.00%
Expected volatility	341.8% - 208.2%
Risk free interest rate	1.20% - 2.58%
Expected term (years)	0.02 - 3.66

During the three months ended May 31, 2019, and 2018, the Company released $154,684 and $484,162, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended May 31, 2019 were as follows:

Balance as of February 28, 2019	$6,170,139
Release of derivative liability on conversion of convertible notes payable	(154,684)
Change in fair value of derivative liabilities	(1,764,101)
Balance as of May 31, 2019	$4,251,354

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary of Common Stock Activity

On April 23, 2019 the Board of Directors approved an increase in authorized share capital to 5,000,000,000 shares of common stock and to change the par value of the common stock to $0.00001 per share. This became effective on June 20, 2019. The share capital has been retrospectively adjusted accordingly to reflect this change in par value.

On April 23, 2019 the Board of Directors were granted approval to effectuate at its sole discretion a Reverse Stock Split of the Company’s Common Stock, by a ratio of no less than 2:1 and not more than 2000:1, with such ratio to be determined at the sole discretion of the Board and with the process to effect such Reverse Split to be commenced at any time, if at all, within a period of 6 months after May 31, 2019. As of this filing no Reverse splits have been authorized by the Board of Directors.

During the three months ended May 31, 2019, the Company issued 171,044,703 shares of its common stock for the conversion of debt and related interest and fees totaling $142,998 including $135,186 for of principal, $7,312 interest, $500 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 15).

Summary of Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2019	20,436,309	$ 0.01	2.56
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2019	20,436,309	$ 0.01	2.56

For the three months ended May 31, 2019 and May 31, 2018, the Company recorded a total of $0 and $1,752, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. COMMITMENTS AND CONTINGENCIES

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

The company has fully accrued the above $180,000. This liability has not been discounted as it was determined to be immaterial.

As of October 8, 2019 the Company has paid $17,500. The Company has been granted an extension on the September 28, 2019 payment until November 8, 2019. As of filing this remains unpaid.

The related legal costs are expensed as incurred.

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

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $3,000 for the three months ended May 31, 2019 and $11,229 for the three months ended May 31, 2018.

At May 31, 2019 there were no Company’s future minimum payments.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of ant default of any condition the Company would be subject to certain financial penalties.

18. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended May 31,
	2019	2018

Numerator:
Net income available to common shareholders	$690,606	$14,877,911

Effect of common stock equivalents
Add: interest expense on convertible debt	—	176,816
Add (less) loss (gain) on change of derivative liabilities	—	—
Net income (loss) adjusted for common stock equivalents	690,606	15,054,727

Denominator:
Weighted average shares - basic	239,667,851	133,105,889

Net income (loss) per share – basic	$—	$0.11

Dilutive effect of common stock equivalents:
Warrants	—	1,357,411
Convertible Debt	9,344,919,178	1,781,310,333
Preferred shares	1,281,007,401	542,550,095

Denominator:
Weighted average shares – diluted	10,865,594,430	2,458,323,728

Net income (loss) per share – diluted	$—	$0.01

The anti-dilutive shares of common stock equivalents for the three months ended May 31, 2019 and 2018 were as follows:

	For the Three Months Ended May 31,
	2019	2018

Stock options and warrants	20,436,309	—
Convertible debt	—	—
Preferred stock	—	—
Total	20,436,309	—

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19. SUBSEQUENT EVENTS

Subsequent to May 31, 2019:

-	convertible note holders converted $234,904 of principal, and $110,965 interest into 2,300,380,444 shares of the Company’s common stock.

-

the Company entered into a factoring loan on July 5, 2019 with a 4 month maturity totaling $41,700 including cash proceeds of $30,000 and $11,700 in interest and fees. Repayable $348 per business day with $10,711 repaid to date.

-

the Company entered into a factoring loan on July 22, 2019 with a 3 month maturity totaling $52,150 including cash proceeds of $35,000 and $17,150 in interest and fees Repayable $869 per business day with $19,810 repaid to date.

-

the Company entered into a factoring loan on August 2, 2019 with a 9 month maturity totaling $79,750 including cash proceeds of $31,773 and $23,727 carried forward from a previous loan and $24,750 in interest and fees. Repayable $475 per business day with $19,810 repaid to date.

-	the Company repaid $127,544 in various loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended May 31, 2019 and May 31, 2018 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2019, as filed on August 26, 2019 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for the Three Months Ended May 31, 2019 and 2018

The following table shows our results of operations for the three months ended May 31, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018	Dollars	Percentage
Revenues	$40,305	$16,666	$23,639	142%

Gross profit	40,102	12,407	27,695	223%

Operating expenses	369,156	1,101,450	(732,294)	(66%	)

Loss from operations	(329,054)	(1,089,043)	759,989	(70%	)

Other income (expense), net	1,019,660	15,966,954	(14,947,294)	(94%	)

Net loss	$690,606	$14,877,911	$(14,187,305)	(95%	)

Revenue

Total revenue for the three-month period ended May 31, 2019 was $40,305 which represented an increase of $23,639, compared to total revenue of $16,666 for the three months ended May 31, 2018. As the Company only began its rental activities of its new products in the quarter ended May 31, 2018 this 142% increase is a result of both a natural increase in business over time and an larger product line.

Gross profit

Total gross profit for the three-month period ended May 31, 2019 was $40,102 which represented an increase of $27,695, compared to gross profit of $12,407 for the three months ended May 31, 2018. The increase resulted primarily from the increased revenues noted above.

Operating Expenses

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended May 31, 2019 and May 31, 2018, were $369,156 and $1,101,450, respectively. The overall decrease of $732,294 was primarily attributable to the following changes in operating expenses of:

	Period		Change
	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018	Dollars	Percentage
Research and development	$(52,153)	$168,630	$(220,783)	(131%	)
General and administrative	400,091	910,967	(510,876)	(56%	)
Depreciation and amortization	21,218	21,853	(635)	(3%	)
Operating expenses	$369,156	$1,101,450	$(732,294)	(66%	)

●

General and administrative expenses decreased by $510,876. In comparing the three months ended May 31, 2019 and May 31, 2018 this decrease was primarily due to decreases in wages and salaries of $280,639 as the company had only one management employee in 2019 and used consultants for other duties whereas in 2018 there were 15 employees, professional fees decreased by $56,420 mostly due to a reduction in auditor fees, trade show expenses decreased by $121,953 as the Company had more trade shows in 2018 introducing new SCOT and other upcoming products, travel decreased by $38,291 and rent decreased by $30,236 due the company going from renting 3 locations in 2018 to only one new location in 2019 as disclosed in Note 16.

●

Research and development decreased by $220,783 due to credits received in the quarter ended May 31, 2019 that were a result of billing corrections of ($106,444) and the charges in the quarter ended May 31, 2019 were $9,370 compared to$135,340 for the prior year’s quarter. This decrease was due to less product development being done this period as in 2018 the new product line was being developed.

●	Depreciation and amortization decreased by $635. There were no significant changes in fixed assets.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the three months ended May 31, 2019 and May 31, 2018, was $1,019,660 and $15,966,954, respectively. The $14,947,294 decrease in other income was primarily attributable to the change in the fair value of derivatives, interest expense, including interest expense related to derivative liability in excess of the face value of debt) and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities decreased by $16,087,792 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●

Interest expense decreased by $1,296,134 due to a decrease in interest expense related to the derivative liability in excess of debt and a decrease in debt discounts that was partially offset by an increase in interest expense on debt.

●	Gain on settlement of debt decreased by $155,636 due to a decrease in the number and amount of debt settlements this quarter over the prior year’s quarter.

Net incomes

We had net income of $690,606 for the three months ended May 31, 2019, compared to net income of $14,877,911 for the three months ended May 31, 2018. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended May 31, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

As of May 31, 2019, we had a cash balance of $21,333, accounts receivable of $48,987 and $14,057,239 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	May 31, 2019	February 28, 2018
Current assets	$342,543	$366,681
Current liabilities(1)	14,366,465	15,743,601
Working capital (deficit)	$(14,023,922)	$(15,376,920)

__________

(1)

As of May 31, 2019 and February 28, 2019, current liabilities included approximately $4.3 million and $6.2 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of May 31, 2019 and February 28, 2019, we had a cash balance of $21,333 and $21,192, respectively.

Summary of Cash Flows

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018
Net cash used in operating activities	$(443,387)	$(677,324)
Net cash used in investing activities	$(5,715)	$(119,651)
Net cash provided by financing activities	$449,243	$907,552

Net cash used in operating activities.

Net cash used in operating activities for the three months ended May 31, 2019 was $443,387, which included a net income of $690,606, non-cash activity such as the change in fair value of derivative liabilities of $1,764,101, gain on settlement of debt of $112,509, change in operating assets of $238,049, amortization of debt discount of $483,350, and depreciation and amortization of $21,218 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the three months ended May 31, 2019 was $5,715, which was the purchase of fixed assets.

Net cash provided by financing activities.

Net cash provided by financing activities was $449,243 for the three months ended May 31, 2019. This consisted of proceeds from deferred payment obligation of $308,500, proceeds from loans payable $103,856,and net borrowings from loan payable – related party of $67,427 offset by payments on loans payable of $30,540.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended February 28, 2019 filed with the SEC on August 29, 2019 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on August 26, 2019.

Related Party Transactions

For the three months ended May 31, 2019 and 2018, the Company received net advances of $67,427 and $37,309, respectively, from its loan payable-related party. At May 31, 2019, the loan payable-related party was $1,066,246 and $782,844 at February 28, 2019. At May 31, 2019, included in the balance due to the related party is $457,652 of deferred salary and interest, $274,758 of which bears interest at 12%. At February 28, 2019, included in the balance due to the related party is $352,392 of deferred salary and interest, $210,000 of which bears interest at 12%. At May 31, 2019 and February 28, 2019 there was $180,852, with $24,000 bearing interest at 12%. The accrued interest included at May 31, 2019 and February 28, 2019 was $8,950 and $13,650, respectively.

During the year ended May 31, 2019 and 2018, the Company paid ($97,074) and $135,340, respectively in consulting fees for research and development to a company owned by a principal shareholder. The credit received in the quarter ended May 31, 2019 were a result of corrections to billing of ($106,444) from the prior period and the charges in the quarter ended May 31, 2019 were $9,370.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of May 31, 2019, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: November 22, 2019	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director