Form 10-Q/A
period 2019-05-31
Artificial Intelligence Technology Solutions Inc.
filed 2019-11-27
CIK 1498148

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2019 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended May 31, 2019, filed with the Securities and Exchange Commission on November 22, 2019.

Additionally, we corrected a typographical error on page 7, NOTE 2. GOING CONCERN, which incorrectly stated accumulated deficit of $19,451,886. It is herein corrected to $18,718,588.

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

For the three months ended May 31, 2019, the Company had negative cash flow from operating activities of $443,387. As of May 31, 2019, the Company has an accumulated deficit of $18,718,588 , and negative working capital of $14,023,922. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Artificial Intelligence Technology Solutions Inc.

Date: November 27, 2019	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director