Form 10-Q
period 2019-08-31
Artificial Intelligence Technology Solutions Inc.
filed 2019-12-05
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,664,686,859 shares of common stock were issued and outstanding as of November 6, 2019.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2019 (Unaudited)	February 28, 2019 (*)
ASSETS
Current assets:
Cash	$5,575	$21,192
Accounts receivable	57,186	39,964
Device parts inventory	178,862	273,496
Prepaid expenses and deposits	—	18,778
Vehicles held for disposal	13,251	13,251
Total current assets	254,874	366,681
Revenue earning devices, net of accumulated depreciation of 78,340 and $42,784 respectively	272,978	187,174
Fixed assets, net of accumulated depreciation of $40,614 and $29,701, respectively	26,281	37,194
Total assets	$554,133	$591,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,007,225	$1,486,488
Advances payable	1,594	12,637
Balance owed WeSecure	170,000	25,000
Customer deposits	10,000	10,000
Current portion of deferred variable payment obligation	10,013	2,108
Current portion of convertible notes payable, net of discount of $60,960 and $718,015, respectively	5,814,154	5,484,446
Loan payable - related party	1,153,904	782,844
Current portion of loans payable	503,420	321,946
Vehicle loan - current portion	57,286	57,287
Current portion of accrued interest payable	1,651,214	1,390,706
Derivative liability	3,310,254	6,170,139
Total current liabilities	13,689,064	15,743,601
Convertible notes payable, net of discount of $213,509 and $302,105 respectively	351,490	262,895
Loans payable	140,535	140,535
Deferred variable payment obligation	1,002,237	190,392
Accrued interest payable	109,138	85,344
Total liabilities	15,292,464	16,422,767

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at August 31, 2019 and February 28, 2019, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding, respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 3,450 shares issued and outstanding, respectively	3,450	3,450
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 1,364,306,415 and 200,261,790 shares issued and outstanding, respectively see Note 16	13,643	2,003
Additional paid-in capital	4,159,978	3,393,603
Preferred stock to be issued	174,070	174,070
Accumulated deficit	(19,093,822)	(19,409,194)
Total stockholders’ deficit	(14,738,331)	(15,831,718)
Total liabilities and stockholders’ deficit	$554,133	$591,049

__________

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDEDNSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018

Revenues	$75,024	$10,175	$115,329	$26,841

Cost of Goods Sold	—	31,250	203	35,509

Gross Profit (Loss)	75,024	(21,075)	115,126	(8,668)

Operating expenses:
Research and development	108,097	64,501	55,944	233,131
General and administrative	504,358	840,752	904,449	1,751,719
Depreciation and amortization	25,250	29,560	46,468	51,413
Loss on impairment of fixed assets	—	4,739	—	4,739
Total operating expenses	637,705	939,552	1,006,861	2,041,002

Loss from operations	(562,681)	(960,627)	(891,735)	(2,049,670)

Other income (expense), net:
Change in fair value of derivative liabilities	712,466	(1,859,253)	2,476,567	15,992,640
Interest expense	(525,019)	(1,531,674)	(1,381,969)	(3,684,758)
Gain (loss) on settlement of debt	—	(322,755)	112,509	(54,610)
Total other income (expense), net	187,447	(3,713,682)	1,207,107	12,253,272

Net income (loss)	$(375,234)	$(4,674,309)	$315,372	$10,203,602

Net income ( loss) per share - basic	$—	$(2.49)	$(0.01)	$6.40
Net income (loss) per share - diluted	$—	$(2.49)	$—	$(0.01)

Weighted average common share outstanding - basic	543,026,466	1,878,320	305,487,172	1,594,296

Weighted average common share outstanding - diluted	14,782,274,832	1,878,320	14,418,908,766	550,921,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2018	4,350,000	$4,350	3,450	$3,450	1,250,600	$12	$1,233,300	$(35,504,029)	$(34,262,917)
Preferred stock payable	—	—	—	174,070	—	—	—	—	174,070
Adjustment to derivative liability	—	—	—	—	—	—	757,222	—	757,222
Common stock issued for debt conversion	—	—	—	—	1,467,953	15	468,848	—	468,863
Common Stock adjustment for reverse split	—	—	—	—	(552)	—	82,050	—	82,050
Stock based compensation	—	—	—	—	—	—	9,571	—	9,571
Net income (loss)	—	—	—	—	—	—	—	10,203,602	10,203,602
Balance at August 31, 2018	4,350,000	$4,350	3,450	$177,520	2,718,001	$27	$2,550,991	$(25,300,427)	$(22,567,539)

Balance at February 28, 2019	4,350,000	$4,350	3,450	$177,520	200,261,790	$2,003	$3,393,603	$(19,409,194)	$(15,831,718)
Adjustment to derivative liability	—	—	—	—	—	—	383,318	—	383,318
Common stock issued for debt conversion	—	—	—	—	1,164,044,625	11,640	383,057	—	394,697
Stock based compensation	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	315,372	315,372
Balance at August 31, 2019	4,350,000	$4,350	3,450	$177,520	1,364,306,415	$13,643	$4,159,978	$(19,093,822)	$(14,738,331)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 31, 2019	August 31, 2018
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$315,372	$10,203,602
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,468	51,413
Provision for note receivable	—	40,000
Loss on impairment of fixed assets	—	4,739
Stock based compensation	—	9,571
Change in fair value of derivative liabilities	(2,476,567)	(15,992,640)
Interest expense related to penalties from debt defaults	—	221,055
Interest expense related to derivative liability in excess of face value of debt	—	684,781
Amortization of debt discounts	657,058	2,352,222
(Gain) loss on settlement of debt	(112,509)	54,610

Changes in operating assets and liabilities:
Accounts receivable	(17,222)	9,627
Prepaid expenses	18,778	12,826
Device parts inventory	(3,153)	50,529
Accounts payable and accrued expenses	(46,510)	784,172
Balance owed WeSecure	(10,000)	—
Accrued interest payable	504,616	403,799
Advances payable	(11,043)	—
Net cash used in operating activities	(1,134,712)	(1,109,694)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(23,572)	(188,690)
Cash paid for security deposit	—	(75)
Net cash used in investing activities	(23,572)	(188,765)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	—	818,108
Proceeds from deferred variable payment obligation	819,750	—
Proceeds from loans payable	263,429	171,040
Repayment of loans payable	(100,038)	—
Net borrowings on loan payable - related party	159,526	135,908
Repayment of vehicle loan	—	(8,984)
Proceeds from sale of preferred shares	—	174,070
Net cash provided by financing activities	1,142,667	1,290,142

Net change in cash	(15,617)	(8,317)

Cash, beginning of period	21,192	24,773

Cash, end of period	$5,575	$16,456

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$8,654	$3,213
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Debt discount from derivative liabilities	$—	$924,009
Inventory converted to revenue earning devices	$97,788	$94,575
Conversion of convertible notes and interest to shares of common stock	$394,697	$550,913
Release of derivative liability on conversion of convertible notes payable	$383,318	$757,222
Settlement and exchange of convertible notes payable	$—	$575,286
Capitalization of accrued interest to convertible notes payable and loans payable	$56,280	$58,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the six months ended August 31, 2019, the Company had negative cash flow from operating activities of $1,134,712. As of August 31, 2019, the Company has an accumulated deficit of $19,093,822, and negative working capital of $13,434,190. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as amended and filed on November 4, 2019. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the entire year.

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

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There were no allowances provided for the six months ended August 31, 2019 and the year ended February 28, 2019.

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

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At August 31, 2019 and February 28, 2019, the Company had no deferred development costs.

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

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
August 31, 2019
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$3,310,254	$—	$—	$3,310,254

February 28, 2019
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,170,139	$—	$—	$6,170,139

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

See Note 15 for specific inputs used and a description of the model used in determining fair value.

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

See additional disclosure in Note 18.

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

On March 1, 2019 the Company adopted ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted ASU 2016-02 but does not expect any material impact on the financial statements because the leases commencing March 1, 2019 are month to month.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

At February 28, 2019 the company corrected an error on how it was recording the issuance of warrants that were issued along with share conversions throughout the fiscal year. The Company had been recording it as a separate transaction recording the fair value of the warrants at conversion when the Company should have been including the warrants as part of the fair value of the share conversion. Accordingly $57,538 and $530,498 in stock based compensation was reduced for the three months and six ending August 31, 2018, respectively from the results originally reported, with a corresponding decease in paid in capital. The comparative figures have been adjusted throughout this document to reflect this change.

The impact on the financial statements for the three and six months ended August 31, 2018 are as follows:

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Originally stated		Restated
	Three Months Ended August 31, 2018	Adjustment	Three Months Ended August 31, 2018

Revenues	$10,175	$—	$10,175

Cost of Goods Sold	31,250	—	31,250

Gross Profit	(21,075)	—	(21,075)

Operating expenses:
Research and development	64,501	—	64,501
General and administrative	898,290	(57,538)	840,752
Depreciation and amortization	29,560	—	29,560
Loss on impairment of fixed assets	4,739	—	4,739
Total operating expenses	997,090	(57,538)	939,552

Loss from operations	(1,018,165)	57,538	(960,627)

Total other income (expense), net	(3,713,682)	—	(3,713,682)

Net income (loss)	$(4,731,847)	$57,538	$(4,674,309)

Net income ( loss) per share - basic	$(2.52)	—	$(2.49)
Net income (loss) per share - diluted	$(2.52)	—	$(2.49)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Originally stated		Restated
	Six Months Ended August 31, 2018	Adjustment	Six Months Ended August 31, 2018

Revenues	$26,841	$—	$26,841

Cost of Goods Sold	35,509	—	35,509

Gross Profit	(8,668)	—	(8,668)

Operating expenses:
Research and development	233,131	—	233,131
General and administrative	2,282,217	(530,498)	1,751,719
Depreciation and amortization	51,413		51,413
Loss on impairment of fixed assets	4,739	—	4,739
Total operating expenses	2,571,500	(530,498)	2,041,002

Loss from operations	(2,580,168)	530,498	(2,049,670)

Total other income (expense), net	12,253,272	—	12,253,272

Net income (loss)	$9,673,104	$530,498	$10,203,602

Net income ( loss) per share - basic	$6.07	—	$6.40
Net income (loss) per share - diluted	$(0.01)	—	$(0.01)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,673,104	$530,498	$10,203,602
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,413	—	51,413
Provision for note receivable	40,000	—	40,000
Loss on impairment of fixed assets	4,739	—	4,739
Stock based compensation	540,069	(530,498)	9,571
Change in fair value of derivative liabilities	(15,992,640)	—	(15,992,640)
Interest expense related to penalties from debt defaults	221,055	—	221,055
Interest expense related to derivative liability in excess of face value of debt	684,781	—	684,781
Amortization of debt discounts	2,352,222	—	2,352,222
Loss on settlement of debt	54,610	—	54,610

Changes in operating assets and liabilities:		—
Accounts receivable	9,627	—	9,627
Prepaid expenses	12,826	—	12,826
Device parts inventory	50,529	—	50,529
Accounts payable and accrued expenses	784,172	—	784,172
Accrued interest payable	403,799	—	403,799
Net cash used in operating activities	(1,109,694)	—	(1,109,694)

Net cash used in investing activities	(188,765)	—	(188,765)

Net cash provided by financing activities	1,290,142	—	1,290,142

Net change in cash	(8,317)	—	(8,317)

Cash, beginning of period	24,773	—	24,773

Cash, end of period	$16,456	$—	$16,456

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended August 31, 2019	Six Months Ended August 31, 2019
Device rental activities	$75,024	$115,329
Direct sales of goods and services	—	—
	$75,024	$115,329

	Three Months Ended August 31, 2018	Six Months Ended August 31, 2018
Device rental activities	$10,175	$26,431
Direct sales of goods and services	—	410
	$10,175	$26,841

6. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits on device parts expected to be received within one year were comprised of the following:

	August 31, 2019	February 28, 2019
Prepaid insurance	$—	$18,778
	$—	$18,778

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	August 31, 2019	February 28, 2019
Revenue earning devices	$351,318	$229,958
Less: Accumulated depreciation	(78,340)	(42,784)
	$272,978	$187,174

During the six months ended August 31, 2019, the Company made total additions to revenue earning devices of $121,360 including $97,788 in inventory transfers. During the six months ended August 31, 2018, the Company made total additions to revenue earning devices of $188,690.

Depreciation expense was $19,789 and $35,556 for the three and six months ended August 31, 2019, respectively, and $11,579 and $14,788 for the three and six months ended August 31, 2018, respectively.

8. FIXED ASSETS

Fixed assets consisted of the following:

	August 31, 2019	February 28, 2019
Automobile	$40,953	$40,953
Computer equipment	20,262	20,262
Office equipment	5,680	5,680
Leasehold improvements	—	—
	66,895	66,895
Less: Accumulated depreciation	(40,614)	(29,701)
	$26,281	$37,194

During the six months ended August, 2019 and August 31, 2018, the Company made no additions to fixed assets.

Depreciation expense was $5,461 and $10,912 for the three and six months ended August 31, 2018, respectively, and $14,886 and $29,898 for the three and six months ended August 31, 2018, respectively.

9. CUSTOMER DEPOSITS

As of February 28, 2017, the Company received a $10,000 deposit from a customer towards the rental of equipment with no expected delivery, and accordingly the deposit is expected to be returned to the customer sometime in fiscal 2020.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. DEFERRED VARIABLE PAYMENT OBLIGATION

On February 1, 2019 the Company entered into an agreement with an investor whereby the investor would pay up to $900,000 (including $192,500 paid in January and February 2019) in exchange for a perpetual 9% rate payment (Payments) on the Company’s reported quarterly revenue from operations excluding any gains or losses from financial instruments (Revenues). If the total investor advances turns out to be less than $900,000, this would not constitute a breach of the agreement, rather the 9% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in minimum $60,000 monthly installments, concluding November 30, 2019. At August 31, 2019, $706,500 has been paid to the Company.

On May 9, 2019 the Company entered int two similar arrangements with two investors:

(1)

The investor would pay up to $400,000 (including $143,556 paid in May 2019) in exchange for a perpetual 4% rate Payment on the Company’s reported quarterly Revenues. If the total investor advances turns out to be less than $400,000, this would not constitute a breach of the agreement, rather the 4% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in four monthly installments of $64,111 starting July 1, 2019. At August 31, 2019, $271,778 has been paid to the Company.

(2)

The investor would pay up to $50,000 (including $17,444 paid in May 2019) in exchange for a perpetual 1.11% rate Payment on the Company’s reported quarterly Revenues. If the total investor advances turns out to be less than $50,000, this would not constitute a breach of the agreement, rather the 1.11% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in four monthly installments of $8,014 starting July 1, 2019. At August 31, 2019, $33,972 has been paid to the Company.

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

The Payments will first become payable on June 30, 2019 based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter.

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of August 31, 2019, the Company has not yet completed its assessment of the likely cash flows under these agreements, and thus, has not yet determined the effective interest rate under these agreements. The Company expects to have completed its analysis of the expected cash flows prior to the filing of the fiscal third quarter November 30, 2019 filing. As of August 31, 2019, the Company owes the investors approximately $10,000. No amounts have been recorded to date as interest, as the amounts are immaterial. As of August 31, 2019, and February 28, 2019, the balances under these agreements were $1,012,250 and $192,500, respectively.

As of the date of these financial statements the investors had fully funded their commitments under the agreements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		August 31,	February 28,
Issued	Maturity	Rate	Rate per Share		2019	2019
February 28, 2011	February 26, 2013 *	7%	$0.015		$—	$32,600
January 31, 2013	February 28, 2017 *	10%	$0.010	(3)	119,091	119,091
May 31, 2013	November 30, 2016 *	10%	$0.010	(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002	(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002	(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001	(3)	63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000	(3)	65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300	(3)	91,629	91,629
November 30, 2015	November 30, 2018*	10%	$0.300	(3)	269,791	269,791
February 29, 2016	February 28, 2019*	10%	60% discount	(2)	95,245	95,245
May 31, 2016	May 31, 2019*	10%	$0.003	(3)	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003	(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	50,000
April 19, 2017	April 19, 2018*	15%	50% discount	(2)	—	96,250
April 26, 2017	April 26, 2018*	0%	$0.001		68	68
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount	(2)	35,585	131,450
May 15, 2017	May 15, 2018*	0%	$0.001		1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount	(2)	156,764	180,964
June 16, 2017	June 16, 2018*	0%	$0.001		750	750
July 6, 2017	July 6, 2018*	8%	40% discount	(2)	200,000	200,000
August 8, 2017	August 8, 2018*	8%	40% discount	(2)	125,000	125,000
August 29, 2017	August 29, 2018*	15%	50% discount	(2)	147,500	147,500
October 4, 2017	May 4, 2018*	8%	40% discount	(2)	150,000	150,000
October 16, 2017	October 16, 2018*	15%	50% discount	(2)	175,093	204,067
November 22, 2017	November 22, 2018*	15%	50% discount	(2)	500,250	500,250
December 28, 2017	December 28, 2017*	10%	40% discount	(2)	28,150	28,150
December 29, 2017	December 29, 2018*	15%	50% discount	(2)	330,000	330,000
January 9, 2018	January 9, 2019*	8%	40% discount	(2)(1)	79,508	79,508
January 30, 2018	January 30, 2019*	15%	50% discount	(2)(1)	300,000	300,000
February 21, 2018	February 21, 2019*	15%	50% discount	(2)(1)	300,000	300,000
March 14, 2018	March 14, 2019*	10%	40% discount	(2)	50,000	50,000
June 7, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
April 9, 2018	April 9, 2019*	15%	50% discount	(2)	55,000	55,000
March 21, 2017	March 21, 2018*	8%	40% discount	(2)	40,000	40,000
April 20, 2018	April 20, 2019*	8%	40% discount	(2)	97,659	65,106
May 2, 2018	December 2, 2018*	10%	40% discount	(2)	70,682	70,682
May 4, 2018	May 4, 2019*	12%	50% discount	(2)	123,750	123,750
May 14, 2018	December 14, 2018*	10%	50% discount	(2)	33,542	33,542
May 23, 2018	May 23, 2019*	10%	50% discount	(2)	110,000	110,000
June 6, 2018	June 6, 2019*	15%	50% discount	(2)	282,949	282,949
June 19, 2018	March 19, 2019*	15%	50% discount	(2)	87,274	87,274
July 6, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
August 1, 2018	August 1, 2019*	15%	50% discount	(2)	32,500	32,500
August 23, 2018	August 23, 2019*	8%	45% discount	(2)	70,123	77,435
September 13, 2018	June 30, 2019*	12%	45% discount	(2)	9,200	79,500
September 17, 2018	March 17, 2019*	10%	50% discount	(2)	4,945	4,945
September 20, 2018	September 20, 2019	15%	50% discount	(2)	34,950	39,350
September 24, 2018	June 24, 2019*	8%	40% discount	(2)	44,000	44,000
August 8, 2017	June 9, 2019*	8%	40% discount	(2)	125,000	125,000
November 8, 2018	August 15, 2019*	12%	45% discount	(2)	79,500	79,500
November 26, 2018	May 26, 2019*	10%	50% discount	(2)	44,799	44,798

					6,440,114	6,767,461

Less: current portion of convertible notes payable					(5,875,114)	(6,202,461)
Less: discount on noncurrent convertible notes payable					(213,510)	(302,105)
Noncurrent convertible notes payable, net of discount					$351,490	$262,895

Current portion of convertible notes payable					$5,875,114	$6,202,461
Less: discount on current portion of convertible notes payable					(60,960)	(718,015)
Current portion of convertible notes payable, net of discount					$5,814,154	$5,484,446

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

__________

*	The indicated notes were in default as of August 31, 2019. Default interest rate 24%

(1)	The note is convertible beginning six months after the date of issuance.

(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

During the three months ended August 31, 2019 and 2019, the Company incurred original issue discounts of $0 and $13,960, respectively, and derivative discounts of $0 and $123,401, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the three months ended August 31, 2019 and 2018, the Company recognized interest expense related to the amortization of debt discount of $161,870 and $1,218,459, respectively. The Company recorded penalty interest of $35,265 during the three months ended August 31, 2018.

During the six months ended August 31, 2019 and 2018, the Company incurred original issue discounts of $0 and $62,853, respectively, and derivative discounts of $0 and $924,009, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the six months ended August 31, 2019 and 2018, the Company recognized interest expense related to the amortization of debt discount of $660,100 and $2,352,222, respectively. The Company recorded penalty interest of $32,553 and $221,055 during the six months ended August 31, 2019 and August 31, 2018, respectively.

All the notes above are unsecured. As of August 31, 2019, the Company had total accrued interest payable of $1,760,352, of which $1,651,214 is classified as current and $109,138 is classified as noncurrent.

The Company determined that the embedded conversion features in the convertibles notes described below should be accounted for as derivative liabilities as a result of their variable conversion rates.

During the six months ended August 31, 2019, the Company also had the following convertible note activity:

●

The Company wrote off a note payable for $32,600 and related interest of $97,139. The note has matured in February 2013,  the company cannot contact the lender and the note is legally prescribed. A gain on settlement of debt of $129,739 was recorded..

●	The company recorded a $32,553 penalty as increase on the 4/20/2018 note, with a corresponding charge to interest.

●

During the six months ended August 31, 2019, holders of certain convertible notes payable elected to convert a total of $327,302 of principal and $66,895 accrued interest, and $500 of fees into 1,164,044,625 shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion.

12. RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2019 and 2018, the Company received net advances of $159,526 and $135,908, respectively, from its loan payable-related party. At August 31, 2019, the loan payable-related party was $1,153,904 and $782,844 at February 28, 2019. At August 31, 2019, included in the balance due to the related party is $526,633 of deferred salary and interest, $331,602 of which bears interest at 12%. At February 28, 2019, included in the balance due to the related party is $352,392 of deferred salary and interest, $210,000 of which bears interest at 12%. The accrued interest included at August 31, 2019 and February 28, 2019 was $34,917 and $13,650, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six months ended August 31, 2019 the Company paid $54,222 and $(42,852), respectively in consulting fees for research and development to a company owned by a principal shareholder. The credit received in the quarter ended May 31, 2019 were a result of billing corrections of ($106,444) and after adjusting for this, would bring total charges in the six months ended August 31, 2019 to $63,592. During the three and six months ended August 31, 2018, the Company paid $60,768 and $196,108 in consulting fees for research and development to a company owned by a principal shareholder.

13. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments were $0 and $8,984 for the six months ended August 31, 2019 and 2018, respectively. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at August 31, 2019. The remaining total balances of the amounts owed on the vehicle loans were $57,286 and $57,287 as of August 31, 2019 and February 28, 2019, respectively, of which all is current. The Company ceased making payments of principal and interest during the year and the company will return the remaining vehicle to the financing company for disposal in the upcoming months. The company has re-allocated the remaining vehicle from fixed assets to vehicles for disposal at the remaining net book value of $13,251 at August 31, 2019 and February 28, 2019.

14. LOANS PAYABLE

Loans payable consisted of the following at August 31, 2019:

					Annual
					Interest
Date	Maturity	Description		Principal	Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	48,000	25%	*
August 10, 2018	September 1, 2018	Promissory note		10,000	25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	22,624	25%	*
August 16, 2018	October 1, 2018	Promissory note		10,000	25%	*
August 23, 2018	October 20, 2018	Promissory note		5,506	20%	*
October 10, 2018	December 10, 2018	Promissory note	(8)	4,956	20%	*
October 11, 2018	October 11, 2019	Promissory note	(10)	23,000	20%
August 5, 2019	March 11, 2020	Factoring Agreement	(4)	70,725	(4)
July 22, 2019	November 15, 2019	Factoring Agreement	(9)	27,813	(9)
July 9, 2019	January 5, 2020	Factoring Agreement	(5)	28,843	(5)
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432	15%	*
January 24, 2019	January 24,2021	Loan	(11)	140,535	11%
May 9, 2019	June 30, 2019	Promissory note	(6)	7,850	15%	*
May 31, 2019	June 30, 2019	Promissory note	(7)	86,567	15%	*
June 26, 2019	June 26, 2020	Promissory note	(12)	79,104	15%
				643,955
Less current portion of loans payable				140,535
Non-current portion of loans payable				503,420

__________

*	Note is in default. No notice has been given by the note holder.

(1)

Repayable in 12 monthly instalments of $2,376 commencing September 16, 2018 and secured by revenue earning devices having a net book value of at least $25,000.Only one $2,376 repayment has been made by the Company and no notices have been received. Accrued interest of $795 has been recorded this quarter.

(2)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(3)

Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of at least $48,000. No repayments have been made by the Company and no notices have been received.

(4)

Total loan $79,750, repayable $475 per business day including fees and interest of $25,170. Original cash proceeds of $31,353 and $23,227 carried from previous loan less repayment of $9,025. Previous loan ending December 19, 2019 of $31,080 including additional interest and fees of $11,111 was repaid this quarter. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty bv the controlling shareholder of the Company.

(5)

Total loan of $41.700, repayable $348 per business day including fees and interest of $11,700. Original proceeds of $30,000 less repayment of $12,058.The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guarantee by the controlling shareholder of the Company.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590.

(7)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567.

(8)	Repayable in 10 monthly instalments of $848 commencing January 10, 2019 and secured by revenue earning devices having a net book value of at least $186,000. $2,544 repaid this quarter.

(9)

Total loan $52,150, repayable $869 per business day including fees and interest of $17,150. Original cash proceeds of $35,000  less repayment of 24,337. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty bv the controlling shareholder of the Company.

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

(12)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104.

During the six months ended August 31, 2019 the Company received proceeds of $263,429 and repaid $100,038 of loan payable.

During the three months ended August 31, 2019 the Company received proceeds of $159,573 and repaid $69,498 of loan payable.

15. DERIVATIVE LIABILITES

As of August 31, 2019, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $3,310,254.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the six months ended August 31, 2019:

Strike price	$1.00 - $0.001
Fair value of Company common stock	$0.0003 - $0.0015
Dividend yield	0.00%
Expected volatility	293.32% - 183.6%
Risk free interest rate	1.20% - 2.58%
Expected term (years)	0.05 - 3.12

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six months ended August 31, 2019, the Company released $228,634 and $383,318, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes. During the three and six months ended August 31, 2018, the Company released $75,092 and $757,222, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended August 31, 2019 were as follows:

Balance as of February 28, 2019	$6,170,139
Release of derivative liability on conversion of convertible notes payable	(383,318)
Change in fair value of derivative liabilities	(2,476,567)
Balance as of August 31, 2019	$3,310,254

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

During the six months ended August 31, 2019, the Company issued 1,164,044,625 shares of its common stock for the conversion of debt and related interest and fees totaling $394.697 including $327,302 of principal and $66,895 accrued interest, and $500 of fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 15).

Summary of Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2019	20,436,309	$ 0.01	2.56
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2019	20,436,309	$ 0.01	2.31

For the six months ended August 31, 2019 and August 31, 2018, the Company recorded a total of $0 and $9,571, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of October 14, 2019 the Company has paid $17,500. As of filing the September through November instalments are in arrears.

The related legal costs are expensed as incurred.

The Company currently maintains an office at 1218-1222 Magnolia Ave, Suite 106 Bldg. H, Corona, California 92881 pursuant to a month to month lease commencing March 1, 2019. The Company’s annual rent is $12,000 per year.

RAD maintains a mailing address for 31103 Ranch Viejo Road, Suite d2114 for a nominal fee of $264/yr. RAD previously had its offices at 23121 La Cadena Suite B/C Laguna Hills, California 92675, pursuant to a five-year term ending March 31, 2022. Its annual rental cost for this facility was approximately $65,000, plus a proportionate share of operating expenses of approximately $35,000 annually. The Company also leased premises in northern California. The lease was for three years, beginning in August 2017, and would expire in August 2020. The Company shared these premises with a former supplier who was the co-lessee. Through agreement with the supplier, the Company was to pay 75% of the lease costs and the supplier was to pay 25%. The Company’s share of rent costs was approximately $43,000 annually. On February 1, 2018 the Company entered into an additional lease for premises for a robotic control center. The lease ran from February 1, 2018 to January 31, 2021 for $6,600 annually. At the end of fiscal 2019 the Company terminated all three preceding leases through verbal arrangement with the landlord. Regarding the lease at La Cadena, the Company agreed to a settlement amount to cover unpaid rent, commissions and leasehold improvements paid by the landlord totaling $62,039 to be paid by the Company in 4 monthly instalments of $5,000 commencing August 1, 2019 with the remaining balance to be paid in $10,000 monthly instalments thereafter. The Company recorded the $62,039 as a loss on settlement. No further liability was recorded for both the northern California and robotic control center leases.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $1,000 and $4,000 for the three and six months ended August 31, 2019, respectively and $30,157 and $59,762 for the three and six months ended August 31, 2018, respectively.

At August 31, 2019 there were no Company’s future minimum payments.

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of ant default of any condition the Company would be subject to certain financial penalties.

18. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018

Numerator:
Net loss available to common shareholders	(375,234)	(4,674,309)	315,372	10,203,602

Effect of common stock equivalents
Add: interest expense on convertible debt	150,848	—	281,204	410,184
Add (less) loss (gain) on change of derivative liabilities	(712,466)	—	(2,476,567)	(15,992,640)
Net income (loss) adjusted for common stock equivalents	(936,852)	(4,674,309)	(1,879,991)	(5,378,854)

Denominator:
Weighted average shares – basic	543,026,486	1,878,320	305,487,172	1,594,296

Net income (loss) per share – basic	$(0.00)	$(2.49)	$(0.01)	$6.40

Dilutive effect of common stock equivalents:
Warrants	—	1,357,411	—	16,436
Convertible Debt	9,406,564,462	1,781,310,333	9,406,564,462	553,933,579
Preferred shares*	4,706,857,132	542,550,095	4,706,857,132	9,377,102

Denominator:
Weighted average shares – diluted	14,782,274,832	2,327,096,159	14,418,908,766	564,921,413

Net income (loss) per share – diluted	$(0.00)	$(2.49)	$(0.00)	$(0.01)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDEDNSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18. SUBSEQUENT EVENTS

Subsequent to August 31, 2019:

-	convertible note holders converted $234,904 principal, and $110,965 interest into 2,300,380,444 shares of the Company’s common stock.

-

the Company entered into a factoring loan on September 17, 2019 with a 10 week maturity totaling $24,000 including cash proceeds of $20,000 and $4,000 in interest and fees. Repayable $2,480 per week with $9,920 repaid to date.

-

the Company entered into a factoring loan on September 27, 2019 with a 5 month maturity totaling $59,600 including cash proceeds of $40,000 and $19,600 in interest and fees Repayable $590 per business day with $5,905 repaid to date.

-

On September 5, 2019, the Company received $25,000 of proceeds from an investor for a promissory note with a principal amount of $26,250, maturing on August 29, 2020. The promissory note is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has a 8% per annum interest rate.

-	the Company repaid $66,127 in various other loans.

-	the Company received $194,250 from investors in advances on the deferred variable payment obligation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the six months ended August 31, 2019 and August 31, 2018 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2019, as filed on August 26, 2019 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for the Three Months Ended August 31, 2019 and 2018

The following table shows our results of operations for the three months ended August 31, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended August 31, 2019	Three Months Ended August 31, 2018	Dollars	Percentage
Revenues	$75,024	$10,175	$64,849	637%

Gross profit (loss)	75,024	(21,075)	96,099	(456%	)

Operating expenses	637,705	939,552	(301,847)	(32%	)

Loss from operations	(562,681)	(960,627)	397,946	(41%	)

Other income (expense), net	187,447	(3,713,682)	3,901,129	105%

Net loss	$(375,234)	$(4,674,309)	$4,299,075	(92%	)

Revenue

Total revenue for the three-month period ended August 31, 2019 was $75,024 which represented an increase of $64,489, compared to total revenue of $10,175 for the three months ended August 31, 2018. As the Company only began its rental activities of its new products in the quarter ended May 31, 2018 this 637% increase is a result of both a natural increase in business over time and a larger product line.

Gross profit

Total gross profit for the three-month period ended August 31, 2019 was $75,024 which represented an increase of $96,099, compared to gross loss of $21,075 for the three months ended August 31, 2018. The increase resulted primarily from the increased revenues noted above.

Operating Expenses

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the three-month period ended August 31, 2019 and August 31, 2018, were $637,705 and $939,552, respectively. The overall decrease of $301,847 was primarily attributable to the following changes in operating expenses of:

	Period		Change
	Three Months Ended August 31, 2019	Three Months Ended August 31, 2018	Dollars	Percentage
Research and development	$108,097	$64,501	$43,596	68%
General and administrative	504,358	840,752	(336,394)	(40%	)
Depreciation and amortization	25,250	29,560	(4,310)	(15%	)
Loss on impairment of fixed assets	—	4,739	(4,739)	(100%	)
Operating expenses	$637,705	$939,552	$(301,847)	(32%	)

●

General and administrative expenses decreased by decreased by $336,394. In comparing the three months ended August 31, 2019 and August 31, 2018 this decrease was primarily due to decreases in wages and salaries of $259,385 as the company had only one management employee in 2019 and used consultants for other duties whereas in 2018 there were 15 employees. This decrease in salary was partially offset by increases in fees paid to subcontractors which increased 88,114. The decrease in personnel also lead to a decrease in insurance costs by $68,603. Also, professional fees decreased by $29,543 mostly due to a reduction in auditor fees, trade show expenses and travel decreased by $13,737 as the Company had more trade shows in 2018 introducing new SCOT and other upcoming products, and rent decreased by $25,556 due the company going from renting 3 locations in 2018 to only one new location in 2019 as disclosed in Note 17.

●

Research and development increased by $43,596 for the 3 months ended August 31, 2019 due to more product development on new products being done this period as compared to the prior year’s comparative period.

●	Depreciation and amortization decreased by $4,310. There were no significant changes in fixed assets.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the three months ended August 31, 2019 and August 31, 2018, was $187,447 and $(3,713,682), respectively. The $3,901,129 increase in other income was primarily attributable to the change in the fair value of derivatives, interest expense, including interest expense related to derivative liability in excess of the face value of debt) and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities increased by $2,571,719 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●

Interest expense decreased by $1,006,655 due to a decrease in interest expense related to the derivative liability in excess of debt and a decrease in debt discounts that was partially offset by an increase in interest expense on debt.

●	Loss on settlement of debt decreased by $322,755 due to a decrease in the number and amount of debt settlements this quarter over the prior year’s quarter.

Net incomes

We had net loss of $375,234 for the three months ended August 31, 2019, compared to net loss of $4,674,309 for the three months ended August 31, 2018. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Results of Operations for the Six Months Ended August 31, 2019 and 2018

The following table shows our results of operations for the six months ended August 31, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Six Months Ended August 31, 2019	Six Months Ended August 31, 2018	Dollars	Percentage
Revenues	$115,329	$26,841	$88,488	330%

Gross profit (loss)	115,126	(8,668)	123,794	1428%

Operating expenses	1,006,861	2,041,002	(1,034,141)	(51%	)

Loss from operations	(891,735)	(2,049,670)	1,157,935	(56%	)

Other income (expense), net	1,207,107	12,253,272	(11,046,165)	90%

Net income (loss)	$315,372	$10,203,602	$(9,888,230)	(97%	)

Revenue

Total revenue for the six-month period ended August 31, 2019 was $115,329 which represented an increase of $84,448, compared to total revenue of $26,841 for the six months ended August 31, 2018. As the Company only began its rental activities of its new products in the quarter ended May 31, 2018 this 330% increase is a result of both a natural increase in business over time and a larger product line.

Gross profit

Total gross profit for the six-month period ended August 31, 2019 was $115,126 which represented an increase of $123,794, compared to gross loss of $8,075 for the six months ended August 31, 2018. The increase resulted primarily from the increased revenues noted above.

Operating Expenses

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the six-month period ended August 31, 2019 and August 31, 2018, were $1,006,861 and $2,041,002, respectively. The overall decrease of $1,034,141 was primarily attributable to the following changes in operating expenses of:

	Period		Change
	Six Months Ended August 31, 2019	Six Months Ended August 31, 2018	Dollars	Percentage
Research and development	$55,944	$233,131	$(177,187)	(76%	)
General and administrative	904,449	1,751,719	(847,270)	(48%	)
Depreciation and amortization	46,468	51,413	(4,945)	(10%	)
Loss on impairment of fixed assets	—	4,739	(4,739)	(100%	)
Operating expenses	$1,006,861	$2,041,002	$(1,034,141)	(51%	)

●

General and administrative expenses decreased by $847,270. In comparing the six months ended August 31, 2019 and August 31, 2018 this decrease was primarily due to decreases in wages and salaries of $540,025 as the company had only one management employee in 2019 and used consultants for other duties whereas in 2018 there were 15 employees. This decrease in salary was partially offset by increases in fees paid to subcontractors which increased 189,654. The decrease in personnel also lead to a decrease in insurance costs by $71,955. Also, professional fees decreased by $86,463 mostly due to a reduction in auditor fees, trade show expenses decreased by $129,895 as the Company had more trade shows in 2018 introducing new SCOT and other upcoming products, travel decreased by $43,480 and rent decreased by $55,762 due the company going from renting 3 locations in 2018 to only one new location in 2019 as disclosed in Note 17.

●

Research and development decreased by $177,187 due to credits received in the quarter ended May 31, 2019 that were a result of billing corrections of ($106,444) and the charges in the six months ended August 31, 2019 were $162,388 compared to $233,131 for the prior year’s six month period. This decrease was due to less product development being done overall this period as in 2018 the new product line was being developed.

●	Depreciation and amortization decreased by $4,945. There were no significant changes in fixed assets.

●	Loss on impairment of fixed assets decreased by $4,739. There were no fixed asset impairments in 2019.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income during the six months ended August 31, 2019 and August 31, 2018, was $1,207,107 and $12,253,272, respectively. The $11,046,165 increase in other income was primarily attributable to the change in the fair value of derivatives, interest expense, including interest expense related to derivative liability in excess of the face value of debt) and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities increased by $13,516,073 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●

Interest expense decreased by $2,302,789 due to a decrease in interest expense related to the derivative liability in excess of debt and a decrease in debt discounts that was partially offset by an increase in interest expense on debt.

●	Gain on settlement of debt increased by $167,119 due to a decrease in the number and amount of debt settlements this quarter over the prior year’s quarter.

Net incomes

We had net income of $315,372 for the six months ended August 31, 2019, compared to net income of $10,203,602 for the six months ended August 31, 2019. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the six months ended August 31, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

As of August 31, 2019, we had a cash balance of $5,575, accounts receivable of $57,186 and $13,689,064 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	August 31, 2019	February 28, 2019
Current assets	$254,874	$366,681
Current liabilities(1)	13,689,064	15,743,601
Working capital	$(13,434,190)	$(15,376,920)

__________

(1)

As of August 31, 2019 and February 28, 2019, current liabilities included approximately $3.3 million and $6.2 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of August 31, 2019 and February 28, 2019, we had a cash balance of $5,575 and $21,192, respectively.

Summary of Cash Flows

	Six Months Ended August 31, 2019	Six Months Ended August 31, 2018
Net cash used in operating activities	$(1,134,712)	$(1,109,694)
Net cash used in investing activities	$(23,572)	$(188,765)
Net cash provided by financing activities	$1,142,667	$1,290,142

Net cash used in operating activities.

Net cash used in operating activities for the six months ended August 31, 2019 was $1,134,712, which included a net income of $315,372, non-cash activity such as the change in fair value of derivative liabilities of ($2,476,567), gain on settlement of debt of ($112,509), change in operating assets of $435,466, amortization of debt discount of $657,058, and depreciation and amortization of $46,468 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended August 31, 2019 was $23,572, which was the purchase of fixed assets.

Net cash provided by financing activities.

Net cash provided by financing activities was $1,142,667 for the six months ended August 31, 2019. This consisted of proceeds from deferred payment obligation of $819,750, proceeds from loans payable $263,429,and net borrowings from loan payable – related party of $159,526 offset by payments on loans payable of $100,038.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended February 28, 2019 filed with the SEC on August 29, 2019 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on August 26, 2019.

Related Party Transactions

For the six months ended August 31, 2019 and 2018, the Company received net advances of $125,021 and $135,908, respectively, from its loan payable-related party. At August 31, 2019, the loan payable-related party was $1,153,904 and $782,844 at February 28, 2019. At August 31, 2019, included in the balance due to the related party is $526,633 of deferred salary and interest, $331,602 of which bears interest at 12%. At February 28, 2019, included in the balance due to the related party is $352,392 of deferred salary and interest, $210,000 of which bears interest at 12%. The accrued interest included at August 31, 2019 and February 28, 2019 was $34,917 and $13,650, respectively.

During the three and six months ended August 31, 2019 the Company paid $54,222 and $(42,852), respectively in consulting fees for research and development to a company owned by a principal shareholder. The credit received in the quarter ended May 31, 2019 were a result of billing corrections of ($106,444) from the prior period and after adjusting for this, would bring total charges in the six months ended August 31, 2019 to $63,592. During the three and six months ended August 31, 2018, the Company paid $60,768 and $196,108 in consulting fees for research and development to a company owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of August 31, 2019, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of August 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

The company has fully accrued the above $180,000 and has paid $17,500 to October 1, 2019. As of filing the September through November instalments are in arrears.

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

Artificial Intelligence Technology Solutions Inc.

Date: December 5, 2019	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director