Form 10-Q/A
period 2019-08-31
Artificial Intelligence Technology Solutions Inc.
filed 2019-12-13
CIK 1498148

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,851,686,859 shares of common stock were issued and outstanding as of December 3, 2019 .

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2019 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended August 31, 2019, filed with the Securities and Exchange Commission on December 5, 2019.

We also revised the outstanding shares of the issuer’s common stock to December 3, 2019: 3,851,686,859 shares.

Additionally, we corrected typographical errors as follows:

1) Page 4, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS. The weighted average common share outstanding – diluted for the three months ended August 31, 2019 was corrected to 543,026,466 from 14,782,274,832.

2) Page 16, note 8. FIXED ASSETS. In the last paragraph, the year was corrected to 2019: “Depreciation expense was $5,461 and $10,912 for the three and six months ended August 31, 2019, respectively, and $14,886 and $29,898 for the three and six months ended August 31, 2018, respectively.”

3) Page 19, note 11. CONVERTIBLE NOTES PAYABLE. In the first full paragraph, the year was corrected to 2018: “During the three months ended August 31, 2019 and 2018, the Company incurred original issue discounts of $0 and $13,960, respectively, and derivative discounts of $0 and $123,401, respectively, related to new convertible notes payable.”

4) Page 24, note 18. EARNINGS (LOSS) PER SHARE. In the table, the dilutive effect of common stock equivalents for the comparative three months ended August 31, 2018, and August 31, 2019 were removed and the following table was added:

The anti-dilutive shares of common stock equivalents for the three and six months ended August 31, 2019 and 2018 were as follows:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2019	2018	2019	2018
Stock options and warrants	—	2,294	—	—
Convertible debt	9,406,564,462	542,730,108	—	—
Preferred stock	4,706,857,132	9,377,102	—	—
Total	14,113,421,594	552,109,504	—	—

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018

Revenues	$75,024	$10,175	$115,329	$26,841

Cost of Goods Sold	—	31,250	203	35,509

Gross Profit (Loss)	75,024	(21,075)	115,126	(8,668)

Operating expenses:
Research and development	108,097	64,501	55,944	233,131
General and administrative	504,358	840,752	904,449	1,751,719
Depreciation and amortization	25,250	29,560	46,468	51,413
Loss on impairment of fixed assets	—	4,739	—	4,739
Total operating expenses	637,705	939,552	1,006,861	2,041,002

Loss from operations	(562,681)	(960,627)	(891,735)	(2,049,670)

Other income (expense), net:
Change in fair value of derivative liabilities	712,466	(1,859,253)	2,476,567	15,992,640
Interest expense	(525,019)	(1,531,674)	(1,381,969)	(3,684,758)
Gain (loss) on settlement of debt	—	(322,755)	112,509	(54,610)
Total other income (expense), net	187,447	(3,713,682)	1,207,107	12,253,272

Net income (loss)	$(375,234)	$(4,674,309)	$315,372	$10,203,602

Net income ( loss) per share - basic	$—	$(2.49)	$(0.01)	$6.40
Net income (loss) per share - diluted	$—	$(2.49)	$—	$(0.01)

Weighted average common share outstanding - basic	543,026,466	1,878,320	305,487,172	1,594,296

Weighted average common share outstanding - diluted	543,026,466	1,878,320	14,418,908,766	550,921,512

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation expense was $5,461 and $10,912 for the three and six months ended August 31, 2019 , respectively, and $14,886 and $29,898 for the three and six months ended August 31, 2018, respectively.

9. CUSTOMER DEPOSITS

As of February 28, 2017, the Company received a $10,000 deposit from a customer towards the rental of equipment with no expected delivery, and accordingly the deposit is expected to be returned to the customer sometime in fiscal 2020.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended August 31, 2019 and 2018 , the Company incurred original issue discounts of $0 and $13,960, respectively, and derivative discounts of $0 and $123,401, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the three months ended August 31, 2019 and 2018, the Company recognized interest expense related to the amortization of debt discount of $161,870 and $1,218,459, respectively. The Company recorded penalty interest of $35,265 during the three months ended August 31, 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

18. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018

Numerator:
Net income (loss) available to common shareholders	(375,234)	(4,674,309)	315,372	10,203,602

Effect of common stock equivalents
Add: interest expense on convertible debt	150,848	—	281,204	410,184
Add (less) loss (gain) on change of derivative liabilities	(712,466)	—	(2,476,567)	(15,992,640)
Net income (loss) adjusted for common stock equivalents	(936,852)	(4,674,309)	(1,879,991)	(5,378,854)

Denominator:
Weighted average shares – basic	543,026,486	1,878,320	305,487,172	1,594,296

Net income (loss) per share – basic	$(0.00)	$(2.49)	$(0.01)	$6.40

Dilutive effect of common stock equivalents:
Warrants	—	—	—	16,436
Convertible Debt	—	—	9,406,564,462	553,933,579
Preferred shares	—	—	4,706,857,132	9,377,102

Denominator:
Weighted average shares – diluted	543,026,486	1,878,320	14,418,908,766	564,921,413

Net income (loss) per share – diluted	$(0.00)	$(2.49)	$(0.00)	$(0.01)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The anti-dilutive shares of common stock equivalents for the three and six months ended August 31, 2019 and 2018 were as follows:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2019	2018	2019	2018
Stock options and warrants	—	2,294	—	—
Convertible debt	9,406,564,462	542,730,108	—	—
Preferred stock	4,706,857,132	9,377,102	—	—
Total	14,113,421,594	552,109,504	—	—

18. SUBSEQUENT EVENTS

Subsequent to August 31, 2019:

-	convertible note holders converted $234,904 principal, and $110,965 interest into 2,300,380,444 shares of the Company’s common stock.

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

Artificial Intelligence Technology Solutions Inc.

Date: December 13, 2019	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director