Form 10-Q
period 2019-11-30
Artificial Intelligence Technology Solutions Inc.
filed 2020-01-21
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,983,686,959 shares of common stock were issued and outstanding as of January 13, 2020.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2019	February 28, 2019
	Unaudited	*
ASSETS
Current assets:
Cash	$16,239	$21,192
Accounts receivable	79,989	39,964
Device parts inventory	24,789	273,496
Prepaid expenses and deposits	—	18,778
Vehicles for disposal	13,251	13,251
Total current assets	134,268	366,681
Revenue earning devices, net of accumulated depreciation of $100,447 and $42,784 respectively	258,092	187,174
Fixed assets, net of accumulated depreciation of $46,098 and $29,701, respectively	21,797	37,194
Total assets	$414,157	$591,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,028,463	$1,486,488
Advances payable	1,594	12,637
Balance owed WeSecure	162,500	25,000
Customer deposits	14,000	10,000
Current portion of deferred variable payment obligation	20,092	2,108
Current portion of convertible notes payable, net of discount of $31,034 and $718,015, respectively	6,016,829	5,484,446
Loan payable - related party	1,232,704	782,844
Current portion of loans payable	592,787	321,946
Vehicle loan - current portion	57,286	57,287
Current portion of accrued interest payable	1,826,286	1,390,706
Derivative liability	5,342,487	6,170,139
Total current liabilities	16,295,028	15,743,601
Convertible notes payable, net of discount of $170,948 and $302,105 respectively	394,052	262,895
Loans payable	140,535	140,535
Deferred variable payment obligation	1,390,000	190,392
Accrued interest payable	120,906	85,344
Total liabilities	18,340,521	16,422,767

Commitments and Contingencies	—	—

Stockholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at November 30, 2019 and February 28, 2019, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding ,respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 177,520 and 177,520 shares issued, issuable and outstanding, respectively	177,520	177,520
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 3,851,686,859 and 200,261,790 shares issued and outstanding, respectively	38,517	2,003
Additional paid-in capital	4,343,102	3,393,603
Accumulated deficit	(22,489,853)	(19,409,194)
Total stockholders’ deficit	(17,926,364)	(15,831,718)
Total liabilities and stockholders’ deficit	$414,157	$591,049

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2019	Three Months Ended November 30, 2018	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018

Revenues	$71,434	$38,864	$186,763	$65,705

Cost of Goods Sold	4,968	—	5,171	35,454

Gross Profit	66,466	38,864	181,592	30,251

Operating expenses:
Research and development	94,759	300,881	150,703	534,012
General and administrative	487,412	724,003	1,391,861	2,475,777
Depreciation and amortization	27,591	31,489	74,059	82,902
Loss (gain) on (disposal) impairment of fixed assets	(7,500)	—	(7,500)	4,739
Total operating expenses	602,262	1,056,373	1,609,123	3,097,430

Loss from operations	(535,796)	(1,017,509)	(1,427,531)	(3,067,179)

Other income (expense), net:
Change in fair value of derivative liabilities	(2,108,596)	10,223,431	367,971	26,216,071
Interest expense	(825,504)	(1,604,169)	(2,207,473)	(5,288,927)
Gain (loss) on settlement of debt	73,865	185,746	186,374	131,136
Total other income (expense), net	(2,860,235)	8,805,008	(1,653,128)	21,058,280

Net income (loss)	$(3,396,031)	$7,787,499	$(3,080,659)	$17,991,101

Net income ( loss) per share - basic	$—	$0.87	$—	$4.47
Net income (loss) per share - diluted	$—	$—	$—	$0.01

Weighted average common share outstanding - basic	3,127,301,379	8,949,875	1,855,955,342	4,028,324

Weighted average common share outstanding - diluted	3,127,301,379	1,280,062,970	1,855,955,342	1,247,050,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2018	4,350,000	$4,350	3,450	$3,450	1,250,600	$12	$1,233,300	$(35,504,029)	$(34,262,917)
Preferred stock issuable				174,070				—	174,070
Adjustment to derivative liability	—	—	—	—	—	—	984,589	—	984,589
Common stock issued for debt conversion	—	—	—	—	15,001,966	15,003	626,355	—	641,358
Common Stock adjustment for reverse split	—	—	—	—	(552)	—	82,050	—	82,050
Stock based compensation	—	—	—	—	—	—	26,092	—	26,092
Net income (loss)	—	—	—	—	—	—		17,991,101	17,991,101
Balance at November 30, 2018	4,350,000	$4,350	3,450	$177,520	16,252,014	$15,015	$2,952,386	$(17,512,928)	$(14,363,657)

Balance at February 28, 2019	4,350,000	$4,350	3,450	$177,520	200,261,790	$2,003	$3,393,603	$(19,409,194)	$(15,831,718)
Adjustment to derivative liability	—	—	—	—	—	—	493,405	—	493,405
Common stock issued for debt conversion	—	—	—	—	3,651,425,069	36,514	456,094	—	492,608
Stock based compensation	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(3,080,659)	(3,080,659)
Balance at November 30, 2019	4,350,000	$4,350	3,450	$177,520	3,851,686,859	$38,517	$4,343,102	$(22,489,853)	$(17,926,364)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,080,659)	$17,991,101
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,059	82,902
Provision for note receivable	—	40,000
Loss (gain) on (disposal) impairment of fixed assets	(7,500)	4,739
Stock based compensation	—	26,092
Provision for inventory	54,702	—
Change in fair value of derivative liabilities	(367,971)	(26,216,071)
Interest expense related to penalties from debt defaults	207,116	221,055
Interest expense related to derivative liability in excess of face value of debt	172,242	751,522
Amortization of debt discounts	739,334	3,428,164
(Gain) loss on settlement of debt	(186,374)	(131,136)

Changes in operating assets and liabilities:
Accounts receivable	(40,025)	(879)
Prepaid expenses	18,778	62,026
Device parts inventory	(3,154)	74,678
Accounts payable and accrued expenses	113,533	1,371,979
Balance owed WeSecure	(17,500)	—
Customer discounts	4,000	—
Current portion of deferred variable payment obligation	20,092	—
Accrued interest payable	704,111	615,547
Advances payable	(11,043)	—
Net cash used in operating activities	(1,606,259)	(1,678,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(26,825)	(232,858)
Proceeds of disposal of fixed assets	11,000	—
Cash paid for security deposit	—	(75)
Net cash used in investing activities	(15,825)	(232,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	25,000	1,132,608
Principal repayments on convertible notes payable	—	(125,000)
Proceeds from deferred variable payment obligation	1,197,500	—
Proceeds from loans payable	681,877	336,490
Repayment of loans payable	(411,036)	(1,992)
Net borrowings on loan payable - related party	123,790	401,473
Repayment of vehicle loan	—	(13,657)
Proceeds from sale of preferred shares	—	174,070
Net cash provided by financing activities	1,617,131	1,903,992

Net change in cash	(4,953)	(7,222)

Cash, beginning of period	21,192	24,773

Cash, end of period	$16,239	$17,551

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$40,815	$4,687
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Debt discount from derivative liabilities	$26,250	$1,309,900
Conversion of convertible notes and interest to shares of common stock	$492,608	$1,707,996
Release of derivative liability on conversion of convertible notes payable	$493,405	$—
Settlement and exchange of convertible notes payable	$—	$183,766
Transfer from device parts inventory to fixed assets	$106,256	$—
Capitalization of accrued interest to convertible notes payable and loans payable	$160,282	$67,272

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

For the nine months ended November 30, 2019, the Company had negative cash flow from operating activities of $1,606,259. As of November 30, 2019, the Company has an accumulated deficit of $22,489,853, and negative working capital of $16,160,760. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as amended and filed on November 4, 2019. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the entire year.

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

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There were no allowances provided for the nine months ended November 30, 2019 and the year ended February 28, 2019.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. At November 30, 2019 we had a valuation reserve of $160,000.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At November 30, 2019 and February 28, 2019, the Company had no deferred development costs.

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

Sales of Future Revenues

The Company has entered into transactions, as more fully described in footnote 10, in which it has received funding from investors in exchange for which it will make payments to those investors based on the level of sales of certain revenue categories, generally based on a percentage of sales for those certain revenues. The Company determines whether these agreements constitute sales of future revenues or are in substance debt based on the facts and circumstances of each agreement, with the following primary criteria determinative of whether the agreement constitutes a sale of future revenues or debt:

●	Does the agreement purport, in substance, to be a sale
●	Does the Company have continuing involvement in the generation of cash flows due the investor
●	Is the transaction cancellable by either party through payment of a lump sum or other transfer of assets
●	Is the investors rate of return implicitly limited by the terms of the agreement
●	Does the Company’s revenue for a reporting period underlying the agreement have only a minimal impact on the investor’s rate of return
●	Does the investor have recourse relating to payments due

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
November 30, 2019
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$5,342,487	$—	$—	$5,342,487

February 28, 2019
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,170,139	$—	$—	$6,170,139

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

At February 28, 2019 the company corrected an error on how it was recording the issuance of warrants that were issued along with share conversions throughout the fiscal year. The Company had been recording it as a separate transaction recording the fair value of the warrants at conversion when the Company should have been including the warrants as part of the fair value of the share conversion. Accordingly $76,381 and $606,879 in stock based compensation was reduced for the three months and nine months ending November 30, 2018, respectively from the results originally reported, with a corresponding decease in paid in capital. The comparative figures have been adjusted throughout this document to reflect this change.

The impact on the financial statements for the three and nine months ended November 30, 2018 are as follows:

ARTIFICIAL INTELLIGENCE TECHNOLOGY SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Originally stated			Restated
	Three Months Ended November 30, 2018	Adjustment		Three Months Ended November 30, 2018

Revenues	$38,864	$—		$38,864

Cost of Goods Sold	—	—		—

Gross Profit	38,864	—		38,864

Operating expenses:
Research and development	300,881	—		300,881
General and administrative	800,384	(76,381)		724,003
Depreciation and amortization	31,489	—		31,489
Loss on impairment of fixed assets	—	—		—
Total operating expenses	1,132,754	(76,381)		1,056,373

Loss from operations	(1,093,890)	76,38	1	(1,017,509)

Total other income (expense), net	8,805,008	—		8,805,008

Net income (loss)	$7,711,118	$76,381		$7,787,499

Net income (loss) per share - basic	$0.86	$0.01		$0.87
Net income (loss) per share - diluted	$(0.00)	$—		$(0.00)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Originally stated		Restated
	Nine Months Ended November 30, 2018	Adjustment	Nine Months Ended November 30, 2018

Revenues	$65,705	$—	$65,705

Cost of Goods Sold	35,454	—	35,454

Gross Profit	30,251	—	30,251

Operating expenses:
Research and development	534,012	—	534,012
General and administrative	3,082,656	(606,879)	2,475,777
Depreciation and amortization	82,902	—	82,902
Loss on impairment of fixed assets	4,739	—	4,739
Total operating expenses	3,704,309	(606,879)	3,097,430

Loss from operations	(3,674,058)	606,879	(3,067,179)

Total other income (expense), net	21,058,280	—	21,058,280

Net income (loss)	$17,384,222	$606,879	$17,991,101

Net income ( loss) per share - basic	$4.32	$0.12	$4.47
Net income (loss) per share - diluted	$(0.01)	—	$(0.01)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,384,222	$606,879	$17,991,101
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,902	—	82,902
Provision for note receivable	40,000	—	40,000
Loss on impairment of fixed assets	4,739	—	4,739
Stock based compensation	632,972	(606,879)	26,092
Change in fair value of derivative liabilities	(26,216,071)	—	(26,216,071)
Interest expense related to derivative liability in excess of face value of debt	751,522	—	751,522
Interest expense related to penalties from debt defaults	221,055	—	221,055
Amortization of debt discounts	3,428,164	—	3,428,164
Gain on settlement of debt	(131,136)	—	(131,136)

Changes in operating assets and liabilities:
Accounts receivable	(879)	—	(879)
Prepaid expenses	62,026	—	62,026
Device parts inventory	74,678	—	74,678
Accounts payable and accrued expenses	1,371,979	—	1,371,979
Accrued interest payable	615,547	—	615,547
Net cash used in operating activities	(1,678,281)	—	(1,678,281)

Net cash used in investing activities	(232,933)	—	(232,933)

Net cash provided by financing activities	1,903,992	—	1,903,992

Net change in cash	(7,222)	—	(7,222)

Cash, beginning of period	24,773	—	24,773

Cash, end of period	$17,551	$—	$17,551

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended November 30, 2019	Nine Months Ended November 30, 2019
Device rental activities	$71,434	$186,763
Direct sales of goods and services	—	—
	$71,434	$186,763

	Three Months Ended November 30, 2018	Nine Months Ended November 30, 2018
Device rental activities	$38,864	$65,295
Direct sales of goods and services	—	410
	$38,864	$65,705

6. PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits on device parts expected to be received within one year were comprised of the following:

	November 30, 2019	February 28, 2019
Prepaid insurance	$—	$18,778
	$—	$18,778

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	November 30, 2019	February 28, 2019
Revenue earning devices	$358,539	$229,958
Less: Accumulated depreciation	(100,447)	(42,784)
	$258,092	$187,174

During the nine months ended November 30, 2019, the Company made total additions to revenue earning devices of $132,081 including $106,256 in inventory transfers. The company disposed of a revenue earning device having a net book value of $3,500 for $11,000 and recorded a gain on disposal of $7,500. During the nine months ended November 30, 2018, the Company made total additions to revenue earning devices of $229,958.

Depreciation expense was $22,107 and $57,664 for the three and nine months ended November 30, 2019, respectively, and $13,646 and $28,434 for the three and nine months ended November 30, 2018, respectively.

8. FIXED ASSETS

Fixed assets consisted of the following:

	November 30, 2019	February 28, 2019
Automobile	$41,953	$40,953
Computer equipment	20,262	20,262
Office equipment	5,680	5,680
Leasehold improvements	—	—
	67,895	66,895
Less: Accumulated depreciation	(46,098)	(29,701)
	$21,797	$37,194

During the nine months ended November 30, 2019 the Company made additions to fixed assets of $1,000. During the nine months ended November 30, 2018, the Company made additions to fixed assets of $2,900 and wrote -off fixed assets having a net book value of $4,739 and recorded a corresponding loss on impairment of fixed assets.

Depreciation expense was $5,484 and $16,397 for the three and nine months ended November 30, 2019, respectively, and $14,748 and $44,646 for the three and nine months ended November 30, 2018, respectively.

9. CUSTOMER DEPOSITS

As of February 28, 2017, the Company received a $10,000 deposit from a customer towards the rental of equipment with no expected delivery, and accordingly the deposit is expected to be returned to the customer sometime in fiscal 2020. In the third quarter ended November 2019 the Company received a $4,000 deposit from a customer towards the rental of equipment with an  expected delivery in the next quarter.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. DEFERRED VARIABLE PAYMENT OBLIGATION

On February 1, 2019 the Company entered into an agreement with an investor whereby the investor would pay up to $900,000 (including $192,500 paid in January and February 2019) in exchange for a perpetual 9% rate payment (Payments) on the Company’s reported quarterly revenue from operations excluding any gains or losses from financial instruments (Revenues). If the total investor advances turns out to be less than $900,000, this would not constitute a breach of the agreement, rather the 9% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in minimum $60,000 monthly installments, concluding November 30, 2019. At November 30, 2019 the investor has advanced the full $900,000.

On May 9, 2019 the Company entered into two similar arrangements with two investors:

(1)

The investor would pay up to $400,000 (including $143,556 paid in May 2019) in exchange for a perpetual 4% rate Payment on the Company’s reported quarterly Revenues. If the total investor advances turns out to be less than $400,000, this would not constitute a breach of the agreement, rather the 4% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in four monthly installments of $64,111 starting July 1, 2019. At November 30, 2019, $400,000 has been paid to the Company.

(2)

The investor would pay up to $50,000 (including $17,444 paid in May 2019) in exchange for a perpetual 1.11% rate Payment on the Company’s reported quarterly Revenues. If the total investor advances turns out to be less than $50,000, this would not constitute a breach of the agreement, rather the 1.11% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in four monthly installments of $8,014 starting July 1, 2019. At November 30, 2019, $50,000 has been paid to the Company.

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

The Payments will first become payable on June 30, 2019 based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. As of November 30, 2019, the Company has accrued approximately $20,000 in Payments. No amounts have been recorded to date as interest, as the amounts are immaterial.

On November 18, 2019 the Company entered into another similar arrangement with one of the investors whereby the investor would advance up to $225,000  in exchange for a perpetual 2.25% rate Payment on the Company’s quarterly Revenues. At November 30, 2019 the investor has advanced $40,000 with a commitment to advance another $60,000 by January 30, 2020 for a minimum advance  of $100,000, with the remainder to be advanced no later than April 30, 2020. If the total investor advances turns out to be less than $225,000, this would not constitute a breach of the agreement, rather the 2.25% rate would be adjusted on a pro-rata basis.

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of November 30, 2019, the Company has not yet completed its assessment of the likely cash flows under these agreements, and thus, has not yet determined the effective interest rate under these agreements. The Company expects to have completed its analysis of the expected cash flows prior to the filing of the year end February 28, 20120 filing. As of November 30, 2019, and February 28, 2019, the balances under these agreements were $1,390,000 and $192,500, respectively.

For the nine months ended November 30, 2019, $1,197,500 has been paid to the Company bringing the balance to $1,390,000 at November 30, 2019. All investors’ commitments are fully funded.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		November 30,	February 28,
Issued	Maturity	Rate	Rate per Share		2019	2019
February 28, 2011	February 26, 2013 *	7%	$0.015		$—	$32,600
January 31, 2013	February 28, 2017 *	10%	$0.010	(3)	119,091	119,091
May 31, 2013	November 30, 2016 *	10%	$0.010	(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002	(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002	(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001	(3)	63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000	(3)	65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300	(3)	91,629	91,629
November 30, 2015	November 30, 2018*	10%	$0.300	(3)	269,791	269,791
February 29, 2016	February 28, 2019*	10%	60% discount	(2)	95,245	95,245
May 31, 2016	May 31, 2019*	10%	$0.003	(3)	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003	(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	50,000
April 19, 2017	April 19, 2018*	15%	50% discount	(2)	—	96,250
April 26, 2017	April 26, 2018*	0%	$0.001		68	68
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount	(2)	22,610	131,450
May 15, 2017	May 15, 2018*	0%	$0.001		1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount	(2)	156,764	180,964
June 16, 2017	June 16, 2018*	0%	$0.001		750	750
July 6, 2017	July 6, 2018*	8%	40% discount	(2)	200,000	200,000
August 8, 2017	August 8, 2018*	8%	40% discount	(2)	125,000	125,000
July 28, 2017	July 28, 2018*	15%	40% discount	(2)	47,913	—
August 29, 2017	August 29, 2018*	15%	50% discount	(2)	147,500	147,500
October 4, 2017	May 4, 2018*	8%	40% discount	(2)	150,000	150,000
October 16, 2017	October 16, 2018*	15%	50% discount	(2)	175,093	204,067
November 22, 2017	November 22, 2018*	15%	50% discount	(2)	550,275	500,250
December 28, 2017	December 28, 2017*	10%	40% discount	(2)	28,150	28,150
December 29, 2017	December 29, 2018*	15%	50% discount	(2)	363,000	330,000
January 9, 2018	January 9, 2019*	8%	40% discount	(2)(1)	79,508	79,508
January 30, 2018	January 30, 2019*	15%	50% discount	(2)(1)	330,000	300,000
February 21, 2018	February 21, 2019*	15%	50% discount	(2)(1)	330,000	300,000
March 14, 2018	March 14, 2019*	10%	40% discount	(2)	50,000	50,000
June 7, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
April 9, 2018	April 9, 2019*	15%	50% discount	(2)	60,500	55,000
March 21, 2017	March 21, 2018*	8%	40% discount	(2)	40,000	40,000
April 20, 2018	April 20, 2019*	8%	40% discount	(2)	97,659	65,106
May 2, 2018	December 2, 2018*	10%	40% discount	(2)	70,682	70,682
May 4, 2018	May 4, 2019*	12%	50% discount	(2)	123,750	123,750
May 14, 2018	December 14, 2018*	10%	50% discount	(2)	33,542	33,542
May 23, 2018	May 23, 2019*	10%	50% discount	(2)	110,000	110,000
June 6, 2018	June 6, 2019*	15%	50% discount	(2)	282,949	282,949
June 19, 2018	March 19, 2019*	15%	50% discount	(2)	43,125	87,274
July 6, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
August 1, 2018	August 1, 2019*	15%	50% discount	(2)	35,750	32,500
August 23, 2018	August 23, 2019*	8%	45% discount	(2)	70,123	77,435
September 13, 2018	June 30, 2019*	12%	45% discount	(2)	9,200	79,500
September 17, 2018	March 17, 2019*	10%	50% discount	(2)	4,945	4,945
September 20, 2018	September 20, 2019*	15%	50% discount	(2)	38,885	39,350
September 24, 2018	June 24, 2019*	8%	40% discount	(2)	44,000	44,000
August 8, 2017	June 9, 2019*	8%	40% discount	(2)	125,000	125,000
November 8, 2018	August 15, 2019*	12%	45% discount	(2)	79,500	79,500
November 26, 2018	May 26, 2019*	10%	50% discount	(2)	44,799	44,798
August 29. 2019	August 29. 2020	8%	40% discount	(2)	26,250	—
					6,612,863	6,767,461

Less: current portion of convertible notes payable					(6,047,863)	(6,202,461)
Less: discount on noncurrent convertible notes payable					(170,948)	(302,105)
Noncurrent convertible notes payable, net of discount					$394,052	$262,895

Current portion of convertible notes payable					$6,047,863	$6,202,461
Less: discount on current portion of convertible notes payable					(31,034)	(718,015)
Current portion of convertible notes payable, net of discount					$6,016,829	$5,484,446

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

During the three months ended November 30, 2019 and 2018, the Company incurred original issue discounts of $1,250 and $16,250, respectively, and derivative discounts of $25,000 and $385,891, respectively, related to new convertible notes payable issued in those periods. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the three months ended November 30, 2019 and 2018, the Company recognized interest expense related to the amortization of debt discount of $56,171 and $1,296,997, respectively. The Company recorded penalty interest of $175,463 during the three months ended November 30, 2019.

During the nine months ended November 30, 2019 and 2018, the Company incurred original issue discounts of $1,250 and $79,103, respectively, and derivative discounts of $26,250 and $1,309,900, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the nine months ended November 30, 2019 and 2018, the Company recognized interest expense related to the amortization of debt discount of $739,334 and 3,428,164, respectively. The Company recorded penalty interest of $207,116 and $221,055 during the nine months ended November 30, 2019 and November 30, 2018, respectively.

All the notes above are unsecured. As of November 30, 2019, the Company had total accrued interest payable of $1,955,492, of which $1,826,286 is classified as current and $120,906 is classified as noncurrent.

The Company determined that the embedded conversion features in the convertibles notes described below should be accounted for as derivative liabilities as a result of their variable conversion rates.

During the nine months ended November 30, 2019, the Company also had the following convertible note activity:

●

On September 5, 2019, the Company received $25,000 of proceeds from an investor for a promissory note with a principal amount of $26,250, including an original issue discounts of $1,250 and maturing August 29, 2020. The promissory note is convertible into common shares of the Company at a conversion price equal to 60% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, and has an 8% per annum interest rate.

●

The Company wrote off a note payable for $32,600 and related interest of $97,139. The note has matured in February 2013,  the company cannot contact the lender and the note is legally prescribed. A gain on settlement of debt of $129,739 was recorded..

●	The company recorded default penalties totaling $207,116 as increases to various notes, with a corresponding charge to interest.

●

During the nine months ended November 30, 2019, holders of certain convertible notes payable elected to convert a total of $373,062 of principal and $119,046 accrued interest, and $500 of fees into 3,651,425,069 shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion.

12. RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2019 and 2018, the Company received net advances of $123,790 and $401,473, respectively, from its loan payable-related party. At November 30, 2019, the loan payable-related party was $1,232,704 and $782,844 at February 28, 2019. At November 30, 2019, included in the balance due to the related party is $588,290 of deferred salary and interest, $386,438 of which bears interest at 12%. At February 28, 2019, included in the balance due to the related party is $351,384 of deferred salary and interest, $210,000 of which bears interest at 12%. The accrued interest included at November 30, 2019 and February 28, 2019 was $39,530 and $13,650, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and nine months ended November 30, 2019 the Company was charged  $90,090 and $47,238, respectively in consulting fees for research and development to a company owned by a principal shareholder. The credit received in the quarter ended May 31, 2019 were a result of billing corrections of ($106,444) and after adjusting for this, would bring total charges in the nine months ended November 30, 2019 to $153,662. During the three and nine months ended November 30, 2018, the Company was charged $288,143 and $484,251 in consulting fees for research and development to a company owned by a principal shareholder.

13. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments were $0 and $8,984 for the nine months ended November 30, 2019 and 2018, respectively. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at November 30, 2019. The remaining total balances of the amounts owed on the vehicle loans were $57,286 and $57,287 as of November 30, 2019 and February 28, 2019, respectively, of which all is current. The Company ceased making payments of principal and interest during the year and the company will return the remaining vehicle to the financing company for disposal in the upcoming months. The company has re-allocated the remaining vehicle from fixed assets to vehicles for disposal at the remaining net book value of $13,251 at November 30, 2019 and February 28, 2019.

14. LOANS PAYABLE

Loans payable consisted of the following at November 30, 2019:

					Annual
					Interest
Date	Maturity	Description		Principal	Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	48,000	25%	*
August 10, 2018	September 1, 2018	Promissory note		10,000	25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	12,624	25%	*
August 16, 2018	October 1, 2018	Promissory note		10,000	25%	*
August 23, 2018	October 20, 2018	Promissory note		—	20%	*
October 10, 2018	December 10, 2018	Promissory note	(8)	2,412	25%	*
October 11, 2018	October 11, 2019	Promissory note	(10)	23,000	25%	*
August 5, 2019	March 11, 2020	Factoring Agreement	(4)	41,750	25%
July 22, 2019	November 15, 2019	Factoring Agreement	(9)	—	25%
July 9, 2019	January 5, 2020	Factoring Agreement	(5)	—	20%
September 17, 2019	November 26, 2019	Factoring Agreement	(13)	—	20%
November 12, 2019	August 11, 2020	Factoring Agreement	(14)	87,315	20%
October 17,2019	April 29, 2020	Factoring Agreement	(15)	56,800	(4)
September 27, 2019	April 4, 2020	Factoring Agreement	(16)	36,933	(9)
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432	(5)	*
January 24, 2019	January 24, 2021	Loan	(11)	140,535	15%
May 9, 2019	June 30, 2019	Promissory note	(6)	7,850	11%	*
May 31, 2019	June 30, 2019	Promissory note	(7)	86,567	15%	*
June 26, 2019	June 26, 2020	Promissory note	(12)	79,104	15%
September 24, 2019	June 24, 2020	Promissory note	(17)	12,000	15%
				733,322
Less current portion of loans payable				592,787
Non-current portion of loans payable				140,535

__________

*	Note is in default. No notice has been given by the note holder.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Repayable in 12 monthly instalments of $2,376 commencing September 16 ,2018 and secured by revenue earning devices having a net book value of at least $25,000.Only $12,376 has been repaid by the Company and no notices have been received. Accrued interest of $1,511 has been recorded.

(2)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882.

(3)

Repayable in 12 monthly instalments of $4,562 commencing August 11 ,2018 and secured by revenue earning devices having a net book value of at least $48,000. No repayments have been made by the Company and no notices have been received.

(4)

Total loan $79,750, repayable $475 per business day including fees and interest of $25,170. Original cash proceeds of $31,353 and $23,227 carried from previous loan less repayment of $38,000. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(5)

Total loan of $41,700, repayable $348 per business day including fees and interest of $11,700. Original proceeds of $30,000. $30,928 of the loan has been repaid. The remaining balance of $10,772 has been transferred to new loan (14).The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty bv the controlling shareholder of the Company.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590.

(7)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567.

(8)	Repayable in 10 monthly instalments of $848 commencing January 10 ,2019 and secured by revenue earning devices having a net book value of at least $186,000. $2,544 repaid this quarter.

(9)	Total loan $52,150, repayable $869 per business day including fees and interest of $17,150. Original cash proceeds of $35,000. The loan has been fully repaid for $52,150.

(10)	$20,000 repaid in quarter ended February 28,2019.

(11)

$185,000 Canadian loan. Interest payable every calendar quarter commencing June30, 2019, if unpaid accrued interest to be paid at maturity. An additional interest amount calculated as 4% of RAD revenues from SCOT rentals for the fiscal years 2020 and 2021 shall be payable March 31, 2020 and March 31, 2021, respectively. Secured by a general security charging all of RAD’s present and after-acquired property in favor of the lender on a first priority basis subject to the following: the lender’s security in this respect shall be postponeable to security in favor of institutional financing obtained by RAD.

(12)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104.

(13)

Total loan of $24,800, repayable $2,480 per week including fees and interest of $4,800. Original proceeds of $20,000 less repayment of $19,840.The remaining balance of $4,860 has been transferred to new loan (14).The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(14)

Total loan of $243,639, repayable $1,509 per week including fees and interest of $60,042. Original cash proceeds of $7,877, repayment of loans (5) and (13) totaling $15,732 ,partial repayment of fees of $5,566 all totaling $29,175, additional advances of $17,754 with remaining $136,668 to be advanced to the company over the remaining 18 weeks. The Company has repaid $15,021. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(15)

Total loan of $71,000, repayable $710 per business day including fees and interest of $21,000. Original proceeds of $50,000 less repayment of $14,200. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(16)

Total loan of $59,960, repayable $590 per business day including fees and interest of $19,960. Original proceeds of $40,000 less repayment of $23,027. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(17)	The note may be pre-payable at any time. The note balance includes a $3,000 original issue discount.

During the nine months ended November 30, 2019 the Company received proceeds of $681,877 and repaid $411,036 of loans payable.

During the three months ended November 30, 2019 the Company received proceeds of $307,541 and repaid $163,391 of loans payable.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. DERIVATIVE LIABILITES

As of November 30, 2019, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $5,342,487.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the nine months ended November 30, 2019:

Strike price	$1.25 - $0.0001
Fair value of Company common stock	$0.0003- $0.0001
Dividend yield	0.00%
Expected volatility	528.3% - 373.9%
Risk free interest rate	1.22% - 2.59%
Expected term (years)	0.01 - 3.66

During the three and nine months ended November 30, 2019, the Company released $109,987 and $493,405, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes. During the three and nine months ended November 30, 2018, the Company released $233,178 and $984,589, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended November 30, 2019 were as follows:

Balance as of February 28, 2019	$6,170,139

Debt discount due to derivative liabilities	26,250
Derivative liability in excess of face value of debt recorded to interest expense	172,242
Adjustment on derivative liability due to debt settlement	(164,768)
Release of derivative liability on conversion of convertible notes payable	(493,405)
Change in fair value of derivative liabilities	(367,971)
Balance as of November 30, 2019	$5,342,487

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

On April 23, 2019 the Board of Directors were granted approval to effectuate at its sole discretion a Reverse Stock Split of the Company’s Common Stock, by a ratio of no less than 2:1 and not more than 2000:1, with such ratio to be determined at the sole discretion of the Board and with the process to effect such Reverse Split to be commenced at any time, if at all, within a period of 6 months after May 31, 2019. On December 6, 2019 with shareholder approval, the Board of Directors authorized a 10:000:1 Reverse Split, which has of this filing date has not yet become effective

During the nine months ended November 30, 2019, the Company issued 3,651,425,069 shares of its common stock for the conversion of debt and related interest and fees totaling $492,608 including $373,062 of principal and $119,046 accrued interest, and $500 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 15).

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2019	20,436,309	$ 0.01	2.81
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at November 30, 2019	20,436,309	$ 0.01	2.06

For the nine months ended November 30, 2019 and November 30, 2018, the Company recorded a total of $0 and $26,092, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

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

As of January 13, 2020 the Company has paid $17,500. As of this filing the September through December instalments are in arrears.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $2,000 and $6,000 for the three and nine months ended November 30, 2019, respectively and $30,155 and $89,917 for the three and nine months ended November 30, 2018, respectively.

At November 30, 2019 there were no Company’s future minimum payments.

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of any default of any condition the Company would be subject to certain financial penalties.

18. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) available to common shareholders	(3,396,031)	7,787,499	(3,080,659)	17,991,101

Effect of common stock equivalents
Add: interest expense on convertible debt	225,109	316,411	608,965	726,595
Add (less) loss (gain) on change of derivative liabilities	2,108,596	(10,223,431)	(367,971)	(26,216,071)
Net income (loss) adjusted for common stock equivalents	(1,062,326)	(2,119,521)	(2,839,665)	(7,498,375)

Denominator:
Weighted average shares - basic	3,127,301,379	8,949,875	1,855,955,342	4,028,324

Net income (loss) per share – basic	$(0.00)	$0.87	$(0.00)	$4.47

Dilutive effect of common stock equivalents:
Warrants	—	432,324	—	299,404
Convertible Debt	—	1,214,611,324	—	1,186,653,028
Preferred shares*	—	56,069,447	—	56,069,447

Denominator:
Weighted average shares – diluted	3,127,301,379	1,280,062,970	1,855,955,342	1,247,050,203

Net income (loss) per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The anti-dilutive shares of common stock equivalents for the three and nine months ended November 30, 2019 and 2018 were as follows:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2019	2018	2019	2018
Stock options and warrants	—	—	—	—
Convertible debt	138,526,759,167	—	138,526,759,167	—
Preferred stock	13,288,319,664	—	13,288,319,664	—
Total	151,815,078,831	—	151,815,078,831	—

18. SUBSEQUENT EVENTS

Subsequent to November 30, 2019:

●	convertible note holders converted $2,640 interest into 132,000,000 shares of the Company’s common stock.

●

the Company entered into a factoring loan on December 20, 2019 with a 10 week maturity totaling $12,400 including cash proceeds of $10,000 and $2,400 in interest and fees. Repayable $1,240 per week with 3,720 repaid to date.

●	The company has received an additional $60,500 in connection with the deferred variable payment obligation of November 18, 2019.

●

On December 30, 2019 the Company entered into an agreement with an investors whereby the investor would pay up to $100,000 in exchange for a perpetual 1% royalty on the Company’s reported quarterly revenue. These royalty payments are to be made 90 days after the fiscal quarter with the first payment being due no later than November 30, 2020. If the royalty payments would deplete RAD’s available cash by more than 1%, the payment may be deferred. The investors have agreed to and paid an initial investment of $50,000 (at a pro-rated 0.5% royalty) with an option to pay up to the remaining $50,000, no later than June 30, 2020. If the total investment turns out to be less than $100,000, this would not constitute a breach of the agreement, rather the royalty rate would be adjusted on a pro-rata basis.

●

On January 6, 2020 the Company entered into a loan agreement for $4,000 with cash proceeds of $3,000 and an original issue discount of $1,000. The loan bears interest at 15%  per annum, and matures on October 6, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the nine months ended November 30, 2019 and November 30, 2018 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2019, as filed on August 26, 2019 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for the Three Months Ended November 30, 2019 and 2018

The following table shows our results of operations for the three months ended November 30, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended November 30, 2019	Three Months Ended November 30, 2018	Dollars	Percentage
Revenues	$71,434	$38,864	$32,570	84%

Gross profit	66,466	38,864	27,602	71%

Operating expenses	602,262	1,056,373	(454,111)	(43%	)

Loss from operations	(535,796)	(1,017,509)	481,713	(47%	)

Other income (expense), net	(2,860,235)	8,805,008	(11,665,243)	(132%	)

Net loss	$(3,396,031)	$7,787,499	$(11,183,530)	(144%	)

Revenue

Total revenue for the three-month period ended November 30, 2019 was $71,434 which represented an increase of $32,570, compared to total revenue of $38,864 for the three months ended November 30, 2018. As the Company only began its rental activities of its new products in the quarter ended May 31, 2018 this 84% increase is a result of both a natural increase in business over time and as a result of the Company having a larger product line in 2019 compared to 2018.

Gross profit

Total gross profit for the three-month period ended November 30, 2019 was $66,466 which represented an increase of $27,602, compared to gross profit of $38,864 for the three months ended November 30, 2018. The increase resulted primarily from the increased revenues noted above.

Operating Expenses

	Period		Change
	Three Months Ended November 30, 2019	Three Months Ended November 30, 2018	Dollars	Percentage
Research and development	$94,759	$300,881	$(206,122)	(69%	)
General and administrative	487,412	724,003	(236,591)	(33%	)
Depreciation and amortization	27,591	31,489	(3,898)	(12%	)
Loss (gain) on (disposal) impairment of fixed assets	(7,500)	—	(7,500)	—
Operating expenses	$602,262	$1,056,373	$(454,111)	(43%	)

Our operating expenses were comprised of general and administrative expenses, research and development,  depreciation and gain on disposal of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the three-month period ended November 30, 2019 and November 30, 2018, were $602,262 and $1,056,373, respectively. The overall decrease of $451,111 was primarily attributable to the following changes in operating expenses of:

●

General and administrative expenses decreased by decreased by $236,591. In comparing the three months ended November 30, 2019 and November 30, 2018 this decrease was primarily due to decreases in wages and salaries of $249,591 as the company had only one management employee in 2019 and used consultants for other duties whereas in 2018 there were 15 employees. This decrease in salary was partially offset by increases in fees paid to subcontractors which increased $88,902. The decrease in personnel also lead to a decrease in insurance costs by $20,707. Also, professional fees decreased by $5,325 due to a reduction in auditor fees, auto, trade show expenses and travel decreased by $8,876 as the Company had more trade shows in 2018 introducing new SCOT and other upcoming products, and rent decreased by $28,156 due the company going from renting 3 locations in 2018 to only one new location in 2019 as disclosed in Note 17.

●

Research and development decreased by $206,122 for the 3 months ended November 30, 2019 due to creation of new product line being done during the prior year’s comparative period as compared to during this period.

●	Gain on disposal of fixed assets was $7,500 for the three months ended November 30, 2019 and 0 for the three months ended November 30, 2018.

●	Depreciation and amortization decreased by $3,898. There were no significant changes in fixed assets.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the three months ended November 30, 2019 and November 30, 2018, was $(2,860,235) and $8,805,008, respectively. The $11,665,243 decrease in other income was primarily attributable to the change in the fair value of derivatives, interest expense, including interest expense related to derivative liability in excess of the face value of debt) and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities decreased by $12,332,027 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●

Interest expense decreased by $778,665 due to a decrease in interest expense related to the derivative liability in excess of debt and a decrease in debt discounts that was partially offset by an increase in interest expense on debt.

●	Gain on settlement of debt decreased by $111,881 due to a decrease in the number and amount of debt settlements this quarter over the prior year’s quarter.

Net (loss) income

We had net loss of $(3,396,031) for the three months ended November 30, 2019, compared to net income of $7,787,499 for the three months ended November 30, 2018. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Results of Operations for the Nine Months Ended November 30, 2019 and 2018

The following table shows our results of operations for the nine months ended November 30, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018	Dollars	Percentage
Revenues	$186,763	$65,705	$121,058	184%

Gross profit	181,592	30,251	151,341	500%

Operating expenses	1,609,123	3,097,430	(1,488,307)	(48%	)

Loss from operations	(1,427,531)	(3,067,179)	1,639,648	(53%	)

Other income (expense), net	(1,653,128)	21,058,280	(22,711,408)	(108%	)

Net loss	$(3,080,659)	$17,991,101	$(21,071,760)	(117%	)

Revenue

Total revenue for the nine-month period ended November 30, 2019 was $186,763 which represented an increase of $121,058, compared to total revenue of $65,705 for the nine months ended November 30, 2018. As the Company only began its rental activities of its new products in the quarter ended May 31, 2018 this 184% increase is a result of both a natural increase in business over time and as a result of the Company having a larger product line in 2019 compared to 2018.

Gross profit

Total gross profit for the nine-month period ended November 30, 2019 was $181,592 which represented an increase of $151,341, compared to gross profit of $30,251 for the nine months ended November 30, 2018. The increase resulted primarily from the increased revenues noted above.

Operating Expenses

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the nine-month period ended November 30, 2019 and November 30, 2018, were $1,609,123 and $3,097,430, respectively. The overall decrease of $1,488,307 was primarily attributable to the following changes in operating expenses of:

	Period		Change
	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018	Dollars	Percentage
Research and development	$150,703	$534,012	$(383,309)	(72%	)
General and administrative	1,391,861	2,475,777	(1,083,916)	(44%	)
Depreciation and amortization	74,059	82,902	(8,843)	(11%	)
Loss on impairment of fixed assets	(7,500)	4,739	(12,239)	(258%	)
Operating expenses	$1,609,123	$3,097,430	$(1,488,307)	(48%	)

●

General and administrative expenses decreased by $1,083,916. In comparing the nine months ended November 30, 2019 and November 30, 2018 this decrease was primarily due to decreases in wages and salaries of $856,912 as the company had only one management employee in 2019 and used consultants for other duties whereas in 2018 there were 15 employees. This decrease in salary was partially offset by increases in fees paid to subcontractors which increased $278,556. The decrease in personnel also lead to a decrease in insurance costs by $82,832. Also, professional fees decreased by $169,410 mostly due to a reduction in auditor fees, trade show expenses decreased by $149,003 as the Company had more trade shows in 2018 introducing new SCOT and other upcoming products, rent decreased by $83,917 due the company going from renting 3 locations in 2018 to only one new location in 2019 as disclosed in Note 17.

●

Research and development decreased by $383,309 due to credits received in the quarter ended May 31, 2019 that were a result of billing corrections of ($106,444) and the charges in the nine months ended November 30, 2019 were $150,703 compared to $534,012 for the prior year’s nine month period. The decrease was also due to less product development being done overall this period as in 2018 the new product line was being developed as well.

●	Depreciation and amortization decreased by $8,943. There were no significant changes in fixed assets.

●	Gain on disposal of fixed assets was $7,500 for the nine months ended November 30, 2019 and a $4,739 loss for the nine months ended November 30, 2018.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the nine months ended November 30, 2019 and November 30, 2018, was $(1,653,128) and $21,058,280, respectively. The $22,711,408 decrease in other income was primarily attributable to the change in the fair value of derivatives, interest expense, including interest expense related to derivative liability in excess of the face value of debt) and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities decreased by $25,848,100 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●

Interest expense decreased by $3,081,454 due to a decrease in interest expense related to the derivative liability in excess of debt and a decrease in debt discounts that was partially offset by an increase in interest expense on debt.

●	Gain on settlement of debt increased by $55,238 due to an adjustment to a loan settlement.

Net (loss) income

We had net loss of $(3,080,659) for the nine months ended November 30, 2019, compared to net income of $17,999,101 for the nine months ended November 30, 2018. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the nine months ended November 30, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

As of November 30, 2019, we had a cash balance of $16,239, accounts receivable of $79,989 and $16,295,028 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	November 30, 2019	February 28, 2019
Current assets	$134,268	$366,681
Current liabilities(1)	16,295,028	15,743,601
Working capital	$(16,160,760)	$(15,376,920)

_________

(1)

As of November 30, 2019 and February 28, 2019, current liabilities included approximately $5.3 million and $6.2 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of November 30, 2019 and February 28, 2019, we had a cash balance of $16,239 and $21,192, respectively.

Summary of Cash Flows

	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018
Net cash used in operating activities	$(1,606,259)	$(1,678,281)
Net cash used in investing activities	$(15,825)	$(232,933)
Net cash provided by financing activities	$1,617,131	$1,903,992

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended November 30, 2019 was $1,606,259, which included a net loss of $3,080,659, non-cash activity such as the change in fair value of derivative liabilities of ($367.971), gain on settlement of debt of ($186,374), change in operating assets of $788,792, amortization of debt discount of $771,887, interest expense related to penalties from debt defaults of $174,563, interest expense related to derivative liability in excess of face value of debt of $172,242, provision for inventory $54,702, and depreciation and amortization of $74,059 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended November 30, 2019 was $26,825, which was the purchase of fixed assets and disposal of a fixed asset for proceeds of $11,000.

Net cash provided by financing activities.

Net cash provided by financing activities was $1,614,131 for the nine months ended November 30, 2019. This consisted of proceeds from deferred payment obligation of $1,197,500,proceeds from convertible notes payable of $25,000, proceeds from loans payable $681,877,and net borrowings from loan payable – related party of $123,790 offset by payments on loans payable of $411,036.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended February 28, 2019 filed with the SEC on November 29, 2019 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on November 26, 2019.

Related Party Transactions

For the nine months ended November 30, 2019 and 2018, the Company received net advances of $123,790 and $401,473, respectively, from its loan payable-related party. At November 30, 2019, the loan payable-related party was $1,232,704 and $782,844 at February 28, 2019. At November 30, 2019, included in the balance due to the related party is $588,290 of deferred salary and interest, $386,438 of which bears interest at 12%. At February 28, 2019, included in the balance due to the related party is $351,384 of deferred salary and interest, $210,000 of which bears interest at 12%. The accrued interest included at November 30, 2019 and February 28, 2019 was $39,530 and $13,650, respectively.

During the three and nine months ended November 30, 2019 the Company was charged $90,090 and $47,238, respectively in consulting fees for research and development to a company owned by a principal shareholder. The credit received in the quarter ended May 31, 2019 were a result of billing corrections of ($106,444) and after adjusting for this, would bring total charges in the nine months ended November 30, 2019 to $153,662. During the three and nine months ended November 30, 2018, the Company was charged $288,143 and $484,251 in consulting fees for research and development to a company owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of November 30, 2019, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of November 30, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

The company has fully accrued the above $180,000 and has paid $17,500. As of filing the September through December instalments are in arrears.

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

Artificial Intelligence Technology Solutions Inc.

Date: January 21, 2020	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director