Form 10-Q/A
period 2019-11-30
Artificial Intelligence Technology Solutions Inc.
filed 2020-01-22
CIK 1498148

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended November 30, 2019, filed with the Securities and Exchange Commission on January 21, 2020.

Additionally, we corrected a typographical error on page 4, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS. The line item Net income (loss) per share - diluted for the Nine Months Ended November 30, 2018, was corrected from $0.01 to $(0.01).

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2019	Three Months Ended November 30, 2018	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018

Revenues	$71,434	$38,864	$186,763	$65,705

Cost of Goods Sold	4,968	—	5,171	35,454

Gross Profit	66,466	38,864	181,592	30,251

Operating expenses:
Research and development	94,759	300,881	150,703	534,012
General and administrative	487,412	724,003	1,391,861	2,475,777
Depreciation and amortization	27,591	31,489	74,059	82,902
Loss (gain) on (disposal) impairment of fixed assets	(7,500)	—	(7,500)	4,739
Total operating expenses	602,262	1,056,373	1,609,123	3,097,430

Loss from operations	(535,796)	(1,017,509)	(1,427,531)	(3,067,179)

Other income (expense), net:
Change in fair value of derivative liabilities	(2,108,596)	10,223,431	367,971	26,216,071
Interest expense	(825,504)	(1,604,169)	(2,207,473)	(5,288,927)
Gain (loss) on settlement of debt	73,865	185,746	186,374	131,136
Total other income (expense), net	(2,860,235)	8,805,008	(1,653,128)	21,058,280

Net income (loss)	$(3,396,031)	$7,787,499	$(3,080,659)	$17,991,101

Net income ( loss) per share - basic	$—	$0.87	$—	$4.47
Net income (loss) per share - diluted	$—	$—	$—	$(0.01)

Weighted average common share outstanding - basic	3,127,301,379	8,949,875	1,855,955,342	4,028,324

Weighted average common share outstanding - diluted	3,127,301,379	1,280,062,970	1,855,955,342	1,247,050,203

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

Artificial Intelligence Technology Solutions Inc.

Date: January 22, 2020	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director