Form 10-K
period 2020-02-29
Artificial Intelligence Technology Solutions Inc.
filed 2020-07-28
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

[  ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2019 based upon the closing price reported on such date was approximately $409. Shares of voting stock held by each officer and director and by each person who, as of August 31, 2019, may be deemed as have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of July 22, 2020, there were 195,549,343 shares of the registrant’s common stock issued and outstanding.

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

AITX’s prior business focus was transportation services, and we were previously exploring the on-demand logistics market by seeking to develop a network of logistics partnerships. On August 28, 2017, AITX acquired all the outstanding shares of RAD. Following the RAD acquisition, the Company is focused on applying advanced artificial intelligence (AI) driven technologies, paired with multi-use hardware and supported by custom software and cloud services, to intelligently automate and integrate a variety of high frequency security, concierge and operational tasks.

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

(1)  https://www.statista.com/statistics/323113/distribution-of-the-security-services-market-worldwide/

(2)  https://www.statista.com/statistics/294206/revenue-of-security-services-in-the-us/

AITX Expected Acquisitions

It is expected that AITX will acquire 3 remaining complementary companies owned by Mr. Reinharz sometime before the end of fiscal year 2021. These companies will be completely rolled into AITX as-is with no special compensation to Mr. Reinharz as setout below.

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

‘RAD Group’, wholly owned by Mr. Reinharz, provides additional sales channels for AITX. This will be acquired by AITX with no compensation to Mr. Reinharz.

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

Background – RAD’s 2nd Generation Ecosystem

RAD’s primary strategy has always been to use AI technology and modern systems to transform the security industry. Mobile robots, indoor and outdoor, are a part of that strategy. However, to completely realize the delivery of these solutions a set of ‘stationary robots’ required development.

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

Currently Available Hardware Solutions

RAD’s hardware lineup has improved and expanded since initial launch in April 2018. RAD’s hardware lineup includes:

1.

’SCOT 2.0’ has replaced SCOT 1.x. SCOT 1 went through three significant upgrades over the first 12 months of launch to arrive at SCOT 1.4. SCOT 1.4 features a mature software platform and a refined hardware platform. SCOT solutions have operated with over 99% uptime since inception. ’SCOT’ is an acronym for ’Security Control and Observation Tower’. It embodies and offers the full complement of solutions driven by the RAD Cloud.

SCOT 2.0 is a SCOT 1.4 enclosed in an appealing modern enclosure. It also features additional LCD monitors (like a Wally), curved LED panels to support visibility and flexible messaging (as opposed to SCOT 1.x flat LED panels) and an advanced locking system. SCOT 2.0 is the realization of the concepts pioneered, demonstrated and tested throughout the 1.x lineup. The SCOT lineup is indoor/outdoor rated.

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

3.

‘FRED’ was announced in September 2018 and is a complement to the RAD ecosystem by just focusing on various verified entry methods. Appropriate for office access and to be mounted on gate stanchions. FRED has since been dropped.

4.	‘ROSA’ was announced to specific dealers and customers in May 2019. Official general market introduction should happen by August of 2019. ROSA is an acronym for Responsive Observation Security Agent.

5.

‘AVA’ was announced by the company at the beginning of fiscal 2021 and replaces ‘FRED’. RAD took it’s first AVA order in June 2020 and expects to deliver it in September. AVA performs FRED tasks and much more.

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

Covid Impact

The company issued a Covid Impact notice on March 24, 2020 that can be found here: https://secureservercdn.net/198.71.233.11/48b.407.myftpupload.com/wp-content/uploads/2020/03/covidUpdate.pdf. In summary, Covid accelerated some sales and prospects and stunted others. Overall the company believes that the Covid pandemic will spur the use of innovative cost saving technology such as created by RAD. Indeed, at the time of this writing RAD is engaged in several large and high level discussions with companies actively looking to reduce cost due to the pandemic. RAD expects this to be a general activity of all companies due to the long-term impact of Covid and regardless of if a vaccine is discovered in the short term.

Roadmap

RAD announced three major hardware solutions in fiscal 2020, specifically ROAMEO, AVA and ROSA.

1) RAD announced a return to the mobile unmanned ground vehicle market at the end of July 2019. This ground drone will benefit from significant innovations during the first 12 months following launch. It’s expected these advanced applications will spawn several ‘killer apps’ that will put this unit, and the RAD Ecosystem, in high demand. Expect release in September 2021.

2) RAD announced the AVA solution as a replacement to FRED.

3) RAD released ROSA, which has subsequently become the highest volume in shortest amount of time RAD solution to date.

In fiscal 2021 RAD released one significant hardware solution and one significant software solution.

RAD released Wally 2.0 with or without the ‘Health Services Option’. Wally 2.0 adds functionality in the way of advanced notification and improved response panel. The Health Services Option includes the ability to record people’s temperature and perform appropriate action based on the person’s skin temperature. This solution has garnered significant interest to date.

RAD released it’s ‘Face Mask Detection & Alert’ software upgrade. This software now runs on all RAD units and can be activated by customers as they see fit. It’s part of RAD’s commitment to provide advanced analytics on a continuous basis.

RAD’s hardware and software have benefited from continuous significant improvements and to date has over 400,000 paid operating hours.

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

Prospective ROAMEO Impact

The Company’s release of ROAMEO bring it into comparison with Knightscope, a Palo Alto based robotics company in business since 2012. RAD’s approach is very different than Knightscope’s on all elements of technology. RAD believes that it’s pricing is up to 45% less expensive than the K5.

RAD expects that a small amount of ROAMEO orders, which RAD believes it has ‘queued up’ will make a significant impact on RAD’s financial performance and create momentum for significant adoption of the entire RAD lineup.

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

Competition

RAD has no direct competition save for one immediate competitor and one potential competitor..

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

Employees

As of June 17, 2020 we have 1 employee, 17 full time contract employees and 4 part time contract employees. None of our employees are represented by a union. We consider our employee relations to be excellent.

Legal Proceedings

See Item 3 - Legal Proceedings.

ITEM 1A. RISK FACTORS

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our corporate offices at 701 North Green Valley Parkway, Suite 200,Henderson, Nevada, 89704 pursuant to a month-to-month lease. Our annual rental cost for this facility is approximately $936 annually. RAD currently maintains an office at 1218-1222 Magnolia Ave, Suite 106 Bldg. H, Corona, California 92881 pursuant to a month to month lease commencing March 1, 2019. RAD’s annual rent is $12,000 per year. RAD maintains a mailing address for 31103 Ranch Viejo Road, Suite d2114 for a nominal fee of $ 264/yr. RAD previously had its offices at 23121 La Cadena Suite B/C Laguna Hills, California 92675, pursuant to a five-year term ending March 31, 2022. Its annual rental cost for this facility was approximately $65,000, plus a proportionate share of operating expenses of approximately $35,000 annually. The Company also leased premises in northern California. The lease was for three years, beginning in August 2017, and would expire in August 2020. The Company shared these premises with a former supplier who was the co-lessee. Through agreement with the supplier, the Company was to pay 75% of the lease costs and the supplier was to pay 25%. The Company’s share of rent costs was approximately $43,000 annually. On February 1, 2018 the Company entered into an additional lease for premises for a robotic control center. The lease ran from February 1, 2018 to January 31, 2021 for $6,600 annually. At the end of fiscal 2019 the Company terminated all three preceding leases through verbal arrangement with the landlord. Regarding the lease at La Cadena, the Company agreed to a settlement amount to cover unpaid rent, commissions and leasehold improvements paid by the landlord totaling $62,039 to be paid by the Company in 4 monthly installments of $5,000 commencing August 1, 2019 with the remaining balance to be paid in $10,000 monthly installments thereafter. The Company recorded the $62,039 as a loss on settlement. No further liability was recorded for both the northern California and robotic control center leases.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are no legal proceedings pending at this time.

In April 2019 the principals of WeSecure filed lawsuit in California Superior Court seeking damages for non-payment balance of sale of WeSecure assets totaling $25,000, unpaid consulting fees payable to the two principals through to September 2019 totaling $125,924, and labor code violations of $48,434 all totaling $199,358 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments as follows:

2019		2020		Total
6/30/19	$5,000	1/26/2020	$15,000
7/30/19	$5,000	2/25/2020	$15,000
8/29/19	$7,500	3/26/2020	$15,000
9/28/19	$7,500	4/25/2020	$15,000
10/28/19	$10,000	5/25/2020	$20,000
11/27/19	$10,000	6/25/2020	$20,000
12/27/19	$15,000	7/24/2020	$20,000

Total	$60,000		$120,000	$180,000

As of June 17, 2020 the Company has paid $17,500. As of this filing the September 2019 through May 2020 instalments are in arrears.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

AITX’s common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “AITX” in June 2011 and as AITX on August 24, 2018. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. On August 24, 2018, the Company undertook a 100:1 reverse stock split and on March 27, 2020 a 10,000:1 reverse split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits.

These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended February 29, 2020:
Quarter ended February 29, 2020	$0.00	$0.00
Quarter ended November 30, 2019	$0.00	$0.00
Quarter ended August 31, 2019	$0.01	$0.00
Quarter ended May 31, 2019	$0.02	$0.00

Fiscal Year Ended February 28, 2019:
Quarter ended February 28, 2019	$0.02	$0.00
Quarter ended November 30, 2018	$0.31	$0.00
Quarter ended August 31, 2018	$1.56	$0.12
Quarter ended May 31, 2018	$7.57	$0.90

On June 15, 2020, the closing price per share of the Company’s common stock as quoted on the OTC was $0.01.

Dividends

To date, we have not paid dividends on shares of the Company’s common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, AITX’s financial condition, and other factors deemed relevant by its Board of Directors.

Holders of Common Stock

As of June 18, 2020, there were 65 holders of AITX’s common stock of which 15 were active. The number of foregoing holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company is authorized to issue 5,000,000,000 shares of common stock, with a par value of $0.00001. The closing price of its common stock on July 22, 2020, as quoted by OTC Markets Group, Inc., was $0.0157. There were 195,549.343 shares of common stock issued and outstanding as of July 22, 2020. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended February 28, 2020 and 2019, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 5, 2015, AITX effected a 500-for-1 reverse split, upon its reincorporation in Nevada. Each common shareholder received one common share in the Nevada company for every 500 common shares they held in the Florida company. Fractional shares were rounded up, and each share shareholder received at least 5 shares.

On August 24, 2018, the Company undertook a 100:1 reverse stock split and on March 27, 2020 the Company undertook a 10,000:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits.

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	1

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	1

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock. The board of directors is authorized to designate any series of preferred stock up to the total authorized number of shares.

Series E Preferred Stock

The board of directors has designated 4,350,000 shares of Series E Preferred Stock. As of the date of this report, there are 4,350,000 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Corporation. The Series E preferred stock is non-redeemable, does not have rights upon liquidation of the Company and does not receive dividends. The outstanding shares of Series E Preferred Stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of equity instruments with voting rights. As a result, the holder of Series E Preferred Stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

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

Recent Sales of Unregistered Securities

The following is a summary of transactions by AITX involving sales of its securities that were not registered under the Securities Act.

Date	Transaction (1)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
Number of shares outstanding February 28, 2017						18
March 7, 2017	conversion	$1,840	$—	$—	$1,840	1
March 22, 2017	conversion	1,971	—	—	1,971	1
March 27, 2017	cancelation ***	—	—	—	—	(1)
April 3, 2017	conversion	1,487	3,397	—	4,884	1
April 7, 2017	conversion	1,000	—	—	1,000	1
April 20, 2017	conversion	920	—	—	920	1
April 24, 2017	conversion	6,876	—	—	6,876	1
April 26, 2017	conversion	1,130	—	—	1,130	1
May 2, 2017	conversion	1,130	—	—	1,130	1
May 4, 2017	conversion	1,240	—	—	1,240	1
May 4, 2017	conversion	8,854	—	—	8,854	1
May 8, 2017	conversion	9,296	—	—	9,296	1
May 12, 2017	conversion	1,432	—	—	1,432	1
May 15, 2017	conversion	11,661	—	—	11,661	1
May 15, 2017	conversion	1,550	—	—	1,550	2
May 18, 2017	conversion	13,629	—	—	13,629	2
May 23, 2017	conversion	9,684	3,059	—	12,743	1
May 24, 2017	conversion	1,730	—	—	1,730	2
May 30, 2017	conversion	1,890	—	—	1,890	2
June 7, 2017	conversion	1,985	—	—	1,985	2
June 9, 2017	conversion	2,085	—	—	2,085	2
June 12, 2017	conversion	2,185	—	—	2,185	2

(continued)

Date	Transaction (1)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
June 14, 2017	conversion	2,295	—	—	2,295	2
June 19, 2017	conversion	2,400	—	—	2,400	2
June 20, 2017	conversion	2,500	—	—	2,500	3
June 20, 2017	conversion	3,000	358	—	3,358	—
June 22, 2017	warrant exercise****	—	—	—	—	3
June 28, 2017	conversion	2,800	—	—	2,800	3
June 28, 2017	warrant exercise****	—	—	—	—	3
July 5, 2017	conversion	3,050	—	—	3,050	3
July 6, 2017	warrant exercise****	—	—	—	—	3
July 7, 2017	warrant exercise****	—	—	—	—	—
July 7, 2017	conversion	3,400	—	—	3,400	3
July 26, 2017	conversion	3,500	—	—	3,500	4
July 28, 2017	conversion	9,750	—	—	9,750	1
July 28, 2017	conversion	4,000	—	—	4,000	4
August 2, 2017	conversion	75,000	—	—	75,000	4
August 2, 2017	conversion	75,000	2,483	—	77,483	4
August 4, 2017	conversion	11,184	—	—	11,184	—
August 14, 2017	conversion	4,500	—	—	4,500	5
August 21, 2017	conversion	4,700	—	—	4,700	5
August 29, 2017	conversion	4,900	—	—	4,900	5
September 5, 2017	conversion	26,250	—	—	26,250	5
September 18, 2017	conversion	27,250	—	—	27,250	5
September 27, 2017	conversion	29,000	—	—	29,000	6
October 16, 2017	conversion	30,500	—	—	30,500	6
October 16, 2017	conversion	10,000	—	—	10,000	—
Number of shares outstanding February 28, 2018						124
April 16, 2018	conversion	132,160	—	—	132,160	6
April 26, 2018	conversion	14,500	—	500	15,000	1
May 1, 2018	conversion	26,250	—	—	26,250	3
May 3, 2018	conversion	5,000	—	—	5,000	—
May 7, 2018	conversion	27,900	—	—	27,900	3
May 10, 2018	conversion	32,400	—	—	32,400	4
May 11, 2018	conversion	14,500	—	500	15,000	2
May 15, 2018	conversion	7,060	—	500	7,560	2
May 15, 2018	conversion	8,000	—	—	8,000	1
May 21, 2018	conversion	20,250	—	—	20,250	3
May 22, 2018	conversion	6,075	—	—	6,075	1
May 24, 2018	conversion	13,056	3,300	—	16,356	2
May 30, 2018	conversion	8,182	—	—	8,182	2
May 30, 2018	conversion	15,000	—	—	15,000	3
June 7, 2018	conversion	2,922	—	—	2,922	1
June 18, 2018	conversion	17,000	—	—	17,000	4
June 19, 2018	conversion	14,500	—	500	15,000	3
June 28, 2018	conversion	18,000	—	—	18,000	4
June 28, 2018	cancellation	(7,060)	—	(500)	(7,560)	(2)
July 5, 2018	conversion	14,500	—	500	15,000	4
July 5, 2018	conversion	8,818	—	—	8,818	3
July 11, 2018	conversion	10,200	—	—	10,200	4
July 11, 2018	conversion	14,500	—	500	15,000	5
July 19, 2018	conversion	16,000	—	500	16,500	5
July 19, 2018	conversion	11,000	1,366	—	12,366	4
July 23, 2018	conversion	14,500	—	500	15,000	7
July 25, 2018	conversion	5,000	—	—	5,000	2
July 31, 2018	conversion	11,000	1,455	—	12,455	6
August 24, 2018	conversion	—	15,300	—	15,300	10
August 27, 2018	conversion	5,500	—	500	6,000	10

(continued)

Date	Transaction (1)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
August 29, 2018	conversion	4,280	—	500	4,780	11
August 30, 2018	conversion	6,000	—	—	6,000	10
August 30, 2018	rounding shares	—	—	—	—	—
August 31, 2018	conversion	20,000	—	—	20,000	11
August 31, 2018	conversion	7,500	—	500	8,000	11
September 5, 2018	conversion	8,800	1,375	—	10,175	13
September 5, 2018	conversion	7,800	—	—	7,800	13
September 7, 2018	conversion	7,000	—	500	7,500	13
September 12, 2018	conversion	5,355	—	—	5,355	15
September 12, 2018	conversion	6,500	—	500	7,000	14
September 13, 2018	conversion	5,395	—	—	5,395	13
September 13, 2018	conversion	3,436	—	500	3,936	14
September 18, 2018	conversion	5,670	—	—	5,670	19
September 20, 2018	conversion	3,448	—	500	3,948	19
September 21, 2018	conversion	6,720	—	—	6,720	19
September 24, 2018	conversion	5,250	—	—	5,250	18
September 26, 2018	conversion	6,132	—	—	6,132	23
September 28, 2018	conversion	3,084	—	500	3,584	23
October 1, 2018	conversion	3,100	—	—	3,100	20
October 3, 2018	conversion	4,030	—	—	4,030	26
October 3, 2018	conversion	2,202	—	500	2,702	25
October 5, 2018	conversion	2,750	485	—	3,235	16
October 5, 2018	conversion	4,449	—	—	4,449	29
October 8, 2018	conversion	8,835	—	—	8,835	105
October 9, 2018	conversion	4,158	—	500	4,658	30
October 10, 2018	conversion	4,988	—	—	4,988	29
October 15, 2018	conversion	5,935	—	—	5,935	33
October 18, 2018	conversion	9,000	—	—	9,000	113
October 19, 2018	conversion	4,400	713	—	5,113	33
October 23, 2018	conversion	9,840	—	—	9,840	317
November 1, 2018	conversion	9,400	—	—	9,400	94
November 5, 2018	conversion	6,195	—	—	6,195	52
November 15, 2018	conversion	7,980	—	—	7,980	95
November 27, 2018	conversion	3,850	724	—	4,574	123
December 6, 2018	conversion	4,056	797	—	4,853	141
December 7, 2018	conversion	2,034	—	—	2,034	66
December 10, 2018	conversion	2,367	—	—	2,367	76
December 10, 2018	conversion	2,333	—	500	2,833	91
December 10, 2018	conversion	1,475	—	500	1,975	91
December 10, 2018	conversion	3,348	—	—	3,348	90
December 11, 2018	conversion	2,489	—	—	2,489	80
December 11, 2018	conversion	4,340	—	—	4,340	140
December 12, 2018	conversion	3,500	—	—	3,500	94
December 12, 2018	conversion	6,600	1,306	—	7,906	213
December 13, 2018	conversion	2,408	—	500	2,908	134
December 13, 2018	conversion	3,426	—	—	3,426	111
December 14, 2018	conversion	4,154	—	—	4,154	134
December 18, 2018	conversion	4,368	—	—	4,368	141
December 19, 2018	conversion	3,100	—	500	3,600	160
December 19, 2018	conversion	1,000	3,348	—	4,348	161
December 20, 2018	conversion	—	—	—	—	130
December 20, 2018	conversion	2,155	—	500	2,655	169
December 20, 2018	conversion	3,636	—	—	3,636	117
December 20, 2018	conversion	7,480	1,520	—	9,000	333
December 24, 2018	conversion	2,970	—	—	2,970	110
December 26, 2018	conversion	3,213	—	—	3,213	143
December 27, 2018	conversion	1,870	1,381	—	3,252	120

(continued)

Date	Transaction (1)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
December 28, 2018	conversion	3,700	—	500	4,200	227
December 31, 2018	conversion	4,869	—	—	4,869	216
December 31, 2018	conversion	5,365	—	—	5,365	290
January 2, 2019	conversion	7,370	1,562	—	8,932	425
January 7, 2019	conversion	3,360	—	—	3,360	240
January 7, 2019	conversion	3,944	—	—	3,944	290
January 8, 2019	conversion	4,080	—	—	4,080	300
January 9, 2019	conversion	3,161	—	500	3,661	317
January 10, 2019	conversion	3,380	—	—	3,380	325
January 11, 2019	conversion	5,280	1,150	—	6,430	397
January 11, 2019	conversion	3,625	—	—	3,625	290
January 14, 2019	conversion	3,400	—	—	3,400	340
January 15, 2019	conversion	4,100	—	—	4,100	410
January 15, 2019	conversion	4,300	—	—	4,300	430
January 17, 2019	conversion	4,800	—	—	4,800	480
January 22, 2019	conversion	4,435	—	—	4,435	504
January 22, 2019	conversion	4,230	—	—	4,230	470
January 23, 2019	conversion	3,816	—	—	3,816	530
January 25, 2019	conversion	3,781	—	—	3,781	556
January 28, 2019	conversion	3,276	—	—	3,276	585
January 29, 2019	conversion	3,690	—	—	3,690	615
January 29, 2019	conversion	3,870	—	—	3,870	645
January 30, 2019	conversion	4,080	—	—	4,080	680
January 31, 2019	conversion	4,500	—	—	4,500	750
January 31, 2019	conversion	4,290	—	—	4,290	715
February 4, 2019	conversion	4,740	—	—	4,740	790
February 5, 2019	cancellation	(2,658)	—	—	(2,658)	(17)
February 5, 2019	conversion	4,980	—	—	4,980	830
February 12, 2019	conversion	5,340	—	—	5,340	890
February 14, 2019	conversion	5,236	—	—	5,236	935
February 21, 2019	conversion	4,956	—	—	4,956	900
Number of shares outstanding February 28, 2019						20,026
May 6, 2019	conversion	5,768	—	—	5,768	1,030
May 6, 2019	conversion	15,000	—	—	15,000	882
May 6, 2019	conversion	11,900	—	—	11,900	992
May 7, 2019	conversion	6,048	—	—	6,048	1,080
May 7, 2019	conversion	11,900	—	—	11,900	992
May 8, 2019	conversion	6,384	—	—	6,384	1,140
May 8, 2019	conversion	11,800	—	—	11,800	983
May 8, 2019	conversion	7,312	—	500	7,812	1,240
May 9, 2019	conversion	12,500	—	—	12,500	1,136
May 10, 2019	conversion	7,200	—	—	7,200	655
May 8, 2019	conversion	4,400	—	—	4,400	1,000
May 13, 2019	conversion	7,493	—	—	7,493	1,338
May 13, 2019	conversion	12,650	3,786	—	16,436	1,957
May 21, 2019	conversion	3,281	—	—	3,281	586
May 22, 2019	conversion	11,550	3,526	—	15,076	2,094
July 11, 2019	conversion	11,000	3,984	—	14,984	1,921
July 25, 2019	conversion	8,584	—	—	8,584	2,000
July 30, 2019	conversion	16,940	6,350	—	23,290	3,882
July 31, 2019	conversion	9,872	—	—	9,872	2,300
August 2, 2019	conversion	10,301	—	—	10,301	2,400
August 8, 2019	conversion	21,450	8,170	—	29,620	4,937
August 11, 2019	conversion	10,945	—	—	10,945	2,550
August 11, 2019	conversion	5,837	—	—	5,837	1,360
August 12, 2019	conversion	8,800	—	—	8,800	2,750

(continued)

Date	Transaction (1)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
August 12, 2019	conversion	13,915	5,337	—	19,252	4,011
August 13, 2019	conversion	3,528	—	—	3,528	1,260
August 14, 2019	conversion	5,920	—	—	5,920	2,960
August 15, 2019	conversion	12,650	4,877	—	17,527	5,842
August 15, 2019	conversion	6,200	—	—	6,200	3,100
August 16, 2019	conversion	8,060	—	—	8,060	4,030
August 19, 2019	conversion	6,784	—	—	6,784	4,240
August 20, 2019	conversion	7,136	—	—	7,136	4,460
August 20, 2019	conversion	12,100	4,705	—	16,805	7,002
August 21, 2019	conversion	4,284	5,628	—	9,912	4,690
August 22, 2019	conversion	—	6,348	—	6,348	5,290
August 23, 2019	conversion	—	4,400	—	4,400	5,500
August 26, 2019	conversion	7,810	3,068	—	10,878	9,065
August 26, 2019	conversion	—	3,416	—	3,416	4,270
August 27, 2019	conversion	—	2,240	—	2,240	2,800
August 29, 2019	conversion	—	5,344	—	5,344	6,680
September 3, 2019	conversion	—	5,616	—	5,616	7,020
September 3, 2019	conversion	6,149	2,449	—	8,598	14,329
September 4, 2019	conversion	—	2,956	—	2,956	7,390
September 5, 2019	conversion	—	3,240	—	3,240	8,100
September 6, 2019	conversion	—	3,560	—	3,560	8,900
September 9, 2019	conversion	—	3,752	—	3,752	9,380
September 10, 2019	conversion	—	3,944	—	3,944	9,860
September 10, 2019	conversion	6,826	2,750	—	9,575	15,959
September 11, 2019	conversion	—	4,129	—	4,129	10,300
September 12, 2019	conversion	2,447	2,233	—	4,680	11,700
September 13, 2019	conversion	4,920	—	—	4,920	12,300
September 16, 2019	conversion	2,818	2,342	—	5,160	12,900
September 17, 2019	conversion	—	2,960	—	2,960	7,400
September 18, 2019	conversion	—	4,760	—	4,760	11,900
September 19, 2019	conversion	—	2,920	—	2,920	7,300
September 20, 2019	conversion	202	1,998	—	2,200	5,500
September 25, 2019	conversion	4,506	234	—	4,740	12,600
October 3, 2019	conversion	5,651	349	—	6,000	15,000
October 10, 2019	conversion	3,760	280	—	4,040	10,100
October 25, 2019	conversion	2,584	556	—	3,140	15,700
November 4, 2019	conversion	2,926	354	—	3,280	16,400
November 27, 2019	conversion	2,970	770	—	3,740	18,700
January 3, 2020	conversion	—	2,640	—	2,640	13,200
January 27, 2020	conversion	3,360	—	—	3,360	16,800
February 1, 2020	cancellation	(3,360)	—	—	(3,360)	(16,800)
February 5, 2020	cancellation	—	(640)	—	(640)	(3,200)
February 5, 2020	conversion	—	4,060	—	4,060	20,300
February 29, 2020	rounding shares issuable	—	—	—	—	2,946
Number of shares outstanding February 29, 2020						418,415

__________

* Conversions occur at discounts ranging from 40-50% of average market price

** Shares adjusted for reverse stock splits: 100: 1 on August 24, 2018 and 10,000:1 on March 27, 2020

*** Total proceeds $600

**** Total proceeds $8,922

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended February 29, 2020.

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

Overview

AITX was incorporated in Florida on March 25, 2010. AITX reincorporated into Nevada on February 17, 2015. AITX’ fiscal year end is February 28 (February 29 during leap year). AITX is located at 701 North Green Valley Parkway, Suite 200 Henderson, Nevada, 89074, and our telephone number is 702-990-3271.

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

Results of Operations

The following table shows our results of operations for the years ended February 29, 2020 and February 28, 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Year Ended February 29, 2020	Year Ended February 28, 2019	Dollars	Percentage

Revenues	$260,768	$114,671	$146,097	127%

Gross profit	177,008	110,149	66,859	61%

Operating expenses	1,959,814	3,524,545	(1,564,731)	(44%)

Loss from operations	(1,782,806)	(3,414,396)	1,631,590	(48%)

Other income (expense), net	(4,430,843)	19,509,231	(23,940,074)	(123%)

Net Income (loss)	$(6,213,649)	$16,094,835	$(22,308,484)	(139%)

Revenue

Total revenue for the year ended February 29, 2020 was $260,768, which represented an increase of $146,097 compared to total revenue of $114,671 for the year ended February 28, 2019. Although limited by resources the Company continues its efforts to grow its business.

Gross profit

Total gross profit for the year ended February 29, 2020 was $177,008, which represented an increase of $66,859 compared to total gross profit of $110,149 for the year ended February 28, 2019. The increase is a result of the increase in revenues above.

Operating expenses

Operating expenses for the years ended February 29, 2020 and February 28, 2019 comprised of the following:

	Period		Change
	Year Ended February 29, 2020	Year Ended February 28, 2019	Dollars	Percentage

Research and development	$332,520	$540,971	$(208,451)	(39%)

General and administrative	1,536,568	2,795,790	(1,259,222)	(45%)

Depreciation and amortization	102,241	114,612	(12,371)	(11%)

Loss on impairment of fixed assets	(11,515)	73,172	(84,687)	(116%)

Operating expenses	$$1,959,814	$3,524,545	$(1,564,731)	(44%)

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and amortization, and a loss on impairment of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the years ended February 29, 2020 and February 28, 2019 were $1,959,814 and $3,524,545, respectively. The overall $1,564,731 decrease in operating expenses was primarily attributable to the following increases in operating expenses of:

●

Research and development expenses decreased by $208,451 which resulted from a decrease in R&D Consultation fees from RAD Canada of $388,289 because of higher initial development costs in 2019 on the new products Scott, Wally and Rosa. This decrease is partially offset by other fees due to the elimination of employees in 2020 whose work is being now carried out by subcontractors.

●	General and administrative expenses decreased by $1,259,222 primarily due to the following decreases:

-	Professional fees decreased by $178,102 due to higher reporting costing 2019 as a result of multiple auditor changes and amendments.

-	Wages, salaries and payroll levies decreased by $861,472 as a result of eliminating employees and shifting work to subcontractors.

-	Rent decreased by $124,940 as a result of terminating three leases in 2019.

-	Trade shows and travel decreased by $153,657 as a result of larger marketing push in 2019 on the release of the new products.

-

In general , due to limited resources the Company had to reduce expenditures in all areas of the business. These reductions as well as those mentioned above were partially offset by increase in subcontractor fees of $343,080 that were a result replacing the employees as mentioned above.

●	Depreciation and amortization decreased by $12,371 due to lower fixed assets.

●	Gain loss on disposal /impairment of fixed assets increased by $84,687 sue to 2019 write downs and disposals in 2020 that generated small gains.

Other income (expense)

Other income (expense) consisted of the change of fair value of derivative instruments interest expense and gain on settlement of debt. Other income (expense) during the years ended February 29, 2020 and February 28, 2019, was ($4,430,843) and $19,509,231, respectively. The $23,940,074 decrease in other income was primarily attributable to the change in the fair value of derivatives and interest expense, including interest expense related to derivative liability in excess of the face value of debt and gain on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

Change in fair value of derivative liabilities decreased by $27,166,158 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●

Interest expense decreased by $3,281,927 due to a decrease in interest expense related to the derivative liability in excess of debt and the amortization of discounts , partially offset by an increase in interest expense on debt.

●	Gain on settlement of debt decreased by $55,843 due to a decrease in the number and amount of debt settlements this year over last year.

The Company’s loss from operations for the year ended February 29, 2020 was $1,782,806, which represented a reduction in loss of $1,631,590 compared to $3,414,386 for the year ended February 28, 2019. The reduction is due to higher revenues and lower in expense in fiscal 2020 as explained above.  Note that the Company had a net loss of 6,213,649 for the year ended February 29, 2020 as compared to net income of $16,094,835 for the year ended February 28, 2019. This change is mostly attributable to the change in fair value of derivatives described in other income above.

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

For the year ended February 29, 2020, the Company had negative cash flow from operating activities of $1,757,023. As of February 29, 2020 the Company has an accumulated deficit of $25,622,843 and negative working capital of $19,589,008. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the period indicated:

	February 29, 2020	February 28, 2019

Current assets	$88,213	$366,681
Current liabilities(1)	19,677,221	15,743,601
Working capital	$(19,589,008)	$(15,376,920)

__________

(1)

 As February 29, 2020 and February 28, 2019, current liabilities included approximately $6.9 million and $6.2 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of February 29, 2020 and February 28, 2019, we had a cash balance of $13,307 and $21,192, respectively.

Summary of Cash Flows

	Year Ended February 29, 2020	Year Ended February 28, 2019

Net cash used in operating activities	$(1,732,023)	$(1,804,261)
Net cash used in investing activities	$(17,325)	$(202,717)
Net cash provided by financing activities	$1,766,463	$2,003,397

Net cash used in operating activities for the year ended February 29, 2020 was $1,757,023, which included a net loss of $6,213,649, non-cash activity such as the change in fair value of derivative liabilities of $1,127,119, (gain) on settlement of debt of ($159,370), interest expense related to penalties from debt defaults of $314,347, interest expense related to derivative liabilities in excess of face value of debt of $198,492, amortization of debt discount of $874,187, (gain) on impairment of fixed assets ($11,515), provision for inventory of $54,702, depreciation and amortization of $102,241 and change in operating assets and liabilities of $1,956,423.

Net cash used in investing activities.

Net cash used in investing activities for the year ended February 29, 2020 was $17,325. This consisted primarily of the purchase of fixed assets of $26,825 offset by proceeds of disposal of fixed assets of $9,500.

Net cash provided by financing activities.

Net cash provided by financing activities was $1,766,463 for the year ended February 29, 2020. This consisted of proceeds from convertible notes payable of $25,000, proceeds from loans payable $768,563, proceeds from deferred variable payment obligation of $1,366,500, and net borrowings from loan payable – related party of $141,290, offset by repayments of loan payable $534,890.

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

Significant Accounting Policies

Use of Estimates

In order to prepare financial statements in conformity with accounting principals generally accepted in the United States, management must make estimates , judgements and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any , are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value derivative liabilities.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 29, 2020 and February 28, 2019, the Company had no deferred development costs.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 29, 2020
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,890,688	$—	$—	$6,890,688

February 28, 2019
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,170,139	$—	$—	$6,170,139

See Note 12 for specific inputs used in determining fair value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-31 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 2019, Fruci & Associates II, PLLC (“Fruci PLLC”) resigned (‘Termination”) as the independent registered public accounting firm of Artificial Intelligence Technology Solutions Inc. (the “Company”). The Board of Directors of the Company approved and ratified the Termination and the engagement (“Engagement”) of LJ Soldinger & Associates LLC (“LJ Soldinger”) as the Company’s new independent registered public accounting firm. The Engagement is effective immediately.

From May 13, 2019 through October 31, 2019, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Fruci PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On May 13, 2019, the Board of Directors of the Company approved and ratified the engagement of Fruci PLLC as the Company’s independent registered public accounting firm effective immediately, and dismissed Marcum LLP (“Marcum LLP”) as the Company’s independent registered public accounting firm.

From October 18, 2018 through May13, 2019, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On October 18, 2018, the Company engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This engagement occurred in connection with the Company’s prior independent public accountants, GBH CPAs, PC (“GBH”) resigning, effective July 1, 2018, as a result of combining its practice with Marcum. The engagement of Marcum has been approved by the Audit Committee of the Company’s Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 29, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 29, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 29, 2020.

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

Name	Age	Position(s)
Garett Parsons	36	President, Chief Executive Officer, Chief Financial Officer and Director

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

2019 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary or Fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Garett Parsons,	2020	132,690	—	—	—	—	—	—	132,690
President, Chief Executive Officer and Chief Financial Officer (1)	2019	101,410	—	—	—	—	—	—	101,410

__________

(1)	Mr. Parsons was appointed President, Chief Executive Officer and Chief Financial Officer on February 16, 2017.

Employment Agreements

We are not currently a party to an employment agreement with Mr. Parsons, our sole executive officer. We may enter into an employment agreement with Mr. Parsons in the future, however. We have no plans providing for the payment of any retirement benefits.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for Mr. Parsons, our sole executive officer outstanding as of February 29, 2020:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 29, 2020, AITX had 418,415 shares of its common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of February 29, 2020, and reflects:

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

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Garett Parsons (3)	195,549,343	22.47%
All executive officers and directors as a group (1 persons)	195,549,343	22.47%

5% Stockholders:
Steve Reinharz (4)	479,095,890	55.06%
c/o Robotic Assistance Devices

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of July 22, 2020 195,549,3435 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 195,549,343 shares of the Company’s common stock issued and outstanding as of July 22, 2020.

(3)

Mr. Parsons is the Company’s President, Chief Executive Officer and Chief Financial Officer and owns 1,000,000 shares of our Series E Preferred Stock and 1,000 shares of our Series F Preferred Stock. If Mr. Parsons converted the 1,000 shares of the Company’s Series F Preferred stock, he would receive 195,549,343 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holder of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

(4)

Steve Reinharz is the CEO of RAD and is the holder of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock. If Mr. Reinharz converted the 2,450 shares of the Company’s Series F Convertible Preferred Stock, he would receive 479,095,890 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holder of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for its consideration.

For the years ended February 29, 2020 and February 28, 2019, the Company received net advances of $141,290 and $218,890, respectively, from its loan payable-related party. At February 29, 2020, the loan payable-related party was $1,310,358 and $782,844 at February 28, 2019. Included in the balance due to the related party is $656,334 of deferred salary and interest, $426,000 of which bears interest at 12%. At February 28,2018 there was $352,392, with $210,000 bearing interest at 12%. The accrued interest included at February 29, 2020 was $50,730 (2018- $13,650).

During the years ended February 29, 2020 and February 28, 2019, the Company was charged $484,251 and $484,251, respectively in consulting fees for research and development to a company owned by a principal shareholder.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 31, 2019, Fruci & Associates II, PLLC (“Fruci PLLC”) resigned (‘Termination”) as the independent registered public accounting firm of Artificial Intelligence Technology Solutions Inc. (the “Company”). The Board of Directors of the Company approved and ratified the Termination and the engagement (“Engagement”) of LJ Soldinger & Associates LLC (“LJ Soldinger”) as the Company’s new independent registered public accounting firm. The Engagement is effective immediately.

On May 13, 2019, the Board of Directors of the Company approved and ratified the engagement of Fruci PLLC as the Company’s independent registered public accounting firm effective immediately, and dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

On October 18, 2018, the Registrant engaged Marcum as its independent registered public accountants. This engagement occurred in connection with the Company’s prior independent public accountants, GBH CPA’s resigning, effective July 1, 2018, as a result of combining its practice with Marcum. The engagement of Marcum has been approved by the Audit Committee of the Company’s Board of Directors.

On September 25, 2017, our Board of Directors approved and ratified the engagement of GBH CPAs, PC (“GBH”) as our independent registered public accounting firm for the Company’s fiscal year ending February 28, 2018, effective immediately, and dismissed Malone Bailey as the Company’s independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by LJ Soldinger for the fiscal year ended February 29, 2020.

2020
Audit Fees	$72,500
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$72,500

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by LJ Soldinger, Fruci,,Marcum, GBH and MaloneBailey described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the Index to Financial Statements and Financial Statement Schedules on page F-1 and included on pages F-2 through F-31.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: July 28, 2020	By:	/s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garett Parsons	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)	July 28, 2020
Garett Parsons

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Shareholders and Board of Directors of

Artificial Intelligence Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Artificial Intelligence Technology Solutions, Inc. and Subsidiaries (the “Company”) as of February 29, 2020, the related consolidated statement of operations, stockholders’ deficit and cash flows for the year ended February 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020, and the results of its operations and its cash flows for the year ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, incurred significant operating and cash flow losses and needs to raise additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue recognition in accordance with the adoption of new lease accounting standards within ASC 842.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

July 28, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Artificial Intelligence Technology Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artificial Intelligence Technology Solutions Inc. (“the Company”) as of February 28, 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows the year ended February 28, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019, and the results of its operations and its cash flows for the year ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor during 2019 and resigned on October 31, 2019.

Spokane, Washington

October 30, 2019, except as to the 10,000 to 1 reverse stock split disclosed under “Stockholders’ Deficit” in Note 13 to the consolidated financial statements, of which the date is July 28, 2020.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2020	February 28, 2019
ASSETS
Current assets:
Cash	$13,307	$21,192
Accounts receivable	50,117	39,964
Device parts inventory	24,789	273,496
Prepaid expenses and deposit	—	18,778
Vehicles for disposal	—	13,251
Total current assets	88,213	366,681
Revenue earning devices, net of accumulated depreciation of $123,088 and $42,784 respectively	239,171	187,174
Fixed assets, net of accumulated depreciation of $51,637 and $29,701, respectively	16,258	37,194
Total assets	$343,642	$591,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,144,660	$1,486,488
Advances payable	1,597	12,637
Balance owed WeSecure	162,500	25,000
Customer deposits	10,000	10,000
Current portion of deferred variable payment obligation	30,534	2,108
Current portion of convertible notes payable, net of discount of $120,602 and $718,015, respectively	6,613,625	5,484,446
Loan payable - related party	1,310,358	782,844
Current portion of loans payable	696,154	321,946
Vehicle loan - current portion	38,522	57,287
Current portion of accrued interest payable	2,778,583	1,390,706
Derivative liability	6,890,688	6,170,139
Total current liabilities	19,677,221	15,743,601
Convertible notes payable, net of discount of $30,486 and $302,105 respectively	69,515	262,895
Loans payable	—	140,535
Deferred variable payment obligation	1,559,000	190,392
Accrued interest payable	144,311	85,344
Customer deposits
Total liabilities	21,450,047	16,422,767

Commitments and Contingencies
Stockholders’ deficit:

Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at May 31, 2018 and February 28, 2018, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding ,respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 3,450 and 3,450 shares issued and outstanding, respectively	3,450	3,450
Common Stock, $0.00001 par value; 5.000,000,000 shares authorized 418,415 and 20,026 shares issued and outstanding, respectively	4	—
Additional paid-in capital	4,334,564	3,395,606
Preferred stock to be issued	174,070	174,070
Accumulated deficit	(25,622,843)	(19,409,194)
Total stockholders’ deficit	(21,106,405)	(15,831,718)
Total liabilities and stockholders’ deficit	$343,642	$591,049

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 29, 2020	Year Ended February 28, 2019

Revenues	$260,768	$114,671

Cost of Goods Sold	83,760	4,522

Gross Profit	177,008	110,149

Operating expenses:
Research and development	332,520	540,971
General and administrative	1,536,568	2,795,790
Depreciation and amortization	102,241	114,612
Loss (gain) on (disposal) impairment of fixed assets	(11,515)	73,172
Total operating expenses	1,959,814	3,524,545

Loss from operations	(1,782,806)	(3,414,396)

Other income (expense), net:
Change in fair value of derivative liabilities	(1,127,119)	26,039,039
Interest expense	(3,465,098)	(6,747,025)
Gain (loss) on settlement of debt	161,374	217,217
Total other income (expense), net	(4,430,843)	19,509,231

Net income (loss)	$(6,213,649)	$16,094,835

Net income ( loss) per share - basic	$(21.06)	$5,804.57
Net income (loss) per share - diluted	$(31.46)	$(46.82)

Weighted average common share outstanding - basic	197,539	2,773

Weighted average common share outstanding - diluted	197,539	195,618

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2018	4,350,000	$4,350	3,450	$3,450	125	$—	$1,233,312	$(35,504,029)	$(34,262,917)
Preferred stock payable				174,070					174,070
Adjustment to derivative liability	—	—	—	—	—	—	1,215,588	—	1,215,588
Common stock issued for debt conversion	—	—	—	—	19,901	—	851,687	—	851,687
Common Stock adjustment for reverse split	—	—	—	—	—	—	82,052	—	82,052
Stock based compensation	—	—	—	—	—	—	12,967	—	12,967
Net income (loss)	—	—	—	—	—	—	—	16,094,835	16,094,835
Balance at February 28, 2019	4,350,000	$4,350	3,450	$177,520	20,026	$—	$3,395,606	$(19,409,194)	$(15,831,718)
Adjustment to derivative liability	—	—	—	—	—	—	440,294	—	440,294
Common stock issued for debt conversion	—	—	—	—	395,443	4	498,664	—	498,668
Common stock adjustment issuable on reverse split	—	—	—	—	2,946	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	(6,213,649)	(6,213,649)
Balance at February 29, 2020	4,350,000	$4,350	3,450	$177,520	418,415	$4	$4,334,564	$(25,622,843)	$(21,106,405)

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 29, 2020	Year Ended February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,213,649)	$16,094,835
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,241	114,612
Provision for note receivable	—	—
Provision for note receivable	—	40,000
Loss (gain) on (disposal) impairment of fixed assets	(11,515)	73,172
Stock based compensation	—	12,967
Provision for inventory	54,702	—
Change in fair value of derivative liabilities	1,127,119	(26,039,039)
Interest expense related to penalties from debt defaults	314,347	352,493
Interest expense related to derivative liability in excess of face value of debt	198,492	1,017,250
Amortization of debt discounts	874,187	4,641,181
(Gain) loss on settlement of debt	(159,370)	(217,217)

Changes in operating assets and liabilities:
Accounts receivable	(10,153)	(11,964)
Prepaid expenses	18,778	64,325
Device parts inventory	(6,875)	42,617
Accounts payable and accrued expenses	157,165	1,219,703
Balance owed WeSecure	(17,500)	—
Customer discounts	—	—
Current portion of deferred variable payment obligation	30,534	—
Accrued interest payable	1,795,514	790,804
Advances payable	(11,040)	—
Net cash used in operating activities	(1,757,023)	(1,804,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(26,825)	(232,858)
Proceeds of disposal of fixed assets	9,500	—
Cash paid for security deposit	—	30,141
Net cash used in investing activities	(17,325)	(202,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	25,000	1,227,608
Principal repayments on convertible notes payable	—	(187,000)
Proceeds from deferred variable payment obligation	1,366,500	192,500
Proceeds from loans payable	768,563	539,575
Repayment of loans payable	(534,890)	(156,500)
Net borrowings on loan payable - related party	141,290	218,890
Repayment of vehicle loan	—	(5,746)
Proceeds from sale of preferred shares	—	174,070
Net cash provided by financing activities	1,766,463	2,003,397

Net change in cash	(7,885)	(3,581)

Cash, beginning of period	21,192	24,773

Cash, end of period	$13,307	$21,192

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$40,815	$3,213
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Inventory converted to revenue earning devices	$106,256	$—
Transfer from accounts payable to loan payable related party	$—	$247,812
Debt discount from derivative liabilities	$—	$914,010
Conversion of convertible notes and interest to shares of common stock	$498,664	$851,687
Release of derivative liability on conversion of convertible notes payable	$440,294	$1,215,588
Settlement and exchange of convertible notes payable	$—	$670,286
Reclassification of fixed assets to vehicle for disposal	$—	$13,251
Proceeds of disposal offset against vehicle loan	$13,251	$21,907
Capitalization of accrued interest to convertible notes payable and loans payable	$160,282	$67,272

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

For the year ended February 29, 2020, the Company had negative cash flow from operating activities of $1,757,023. As of February 29, 2020 the Company has an accumulated deficit of $25,622,843 and negative working capital of $19,589,088. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. The Company is in default on many of its loans and obligations.  Without additional capital, the Company will not be able to remain in business.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-K of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In order to prepare financial statements in conformity with accounting principals generally accepted in the United States, management must make estimates , judgements and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any , are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value derivative liabilities.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There were no allowances provided for the years ended February 29, 2020 and February 28, 2019.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. At February 29, 2020 we had a valuation reserve of $160,000.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 29, 2020 and February 28, 2018, the Company had no deferred development costs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized when items of income and expense are recognized in the financial statements in different periods than when recognized in the tax return. Deferred tax assets arise when expenses are recognized in the financial statements before the tax returns or when income items are recognized in the tax return prior to the financial statements. Deferred tax assets also arise when operating losses or tax credits are available to offset tax payments due in future years. Deferred tax liabilities arise when income items are recognized in the financial statements before the tax returns or when expenses are recognized in the tax return prior to the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending February 29, 2020, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

Leases

We adopted ASU No. 2016—02—Leases (topic 842), as amended as of march 1, 2019 using the modified retrospective approach. The modified retrospective approach provided a method for recording the existing leases at adoption and in comparative periods. In addition, we elected the package of practical expedient permitted under the transition guidance within the new standard.

In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. The standard did not materially impact our consolidated net loss, accumulated deficit, and had no impact on cash flows.

Lease agreements are evaluated to determine if they are sales/finance leases meeting any of the following criteria at inception: (a) transfer of ownership of the underlying asset; (b) purchase option that is reasonably certain of being exercised; (c) the lease term is greater than a major part of the remaining estimated economic life of the underlying asset; or (d) if the present value of the sum of lease payments and any residual value guaranteed by the lessee that has not already been included in lease payments in accordance with ASC 842-10-30-5(f) equals or exceeds substantially all of the fair value of the underlying asset.

If at its inception, a lease meets any of the four lease criteria above, the lease is classified by the Company as a sales/finance; and if none of the four criteria are met, the lease is classified by the Company as an operating lease.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 29, 2020
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,890,688	$—	$—	$6,890,688

February 28, 2019
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,170,139	$—	$—	$6,170,139

See Note 12 for specific inputs used in determining fair value.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is earned primarily from two sources: 1) direct sales of goods or services and 2) short-term rentals. Direct sales of goods or services are accounted for under Topic 606, and short-term rentals are accounted for under Topic 842which was adopted. On March 1, 2019.

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

Upon adoption of Topic 842, also referred to above in Note 4, the Company accounts for revenue earned from rental activities where an identified asset is transferred to the customer and the customer has the ability to control that asset.

The Company recognizes revenue from its rental operations on a straight line basis over the term for each individual robotic device, as the Company has determined that to date, its leases for these devices are classified as operating leases.

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended February 29, 2020	Year Ended February 28, 2019
Device rental activities	$234,956	$114,261
Direct sales of goods and services	25,812	410
	$260,768	$114,671

5. REVENUE EARNING ROBOTS

Revenue earning robots consisted of the following:

	February 29, 2020	February 28, 2019
Revenue earning devices	$362,259	$229,958
Less: Accumulated depreciation	(123,088)	(42,784)
	$239,171	$187,174

During the year ended February 29, 2020, the Company made total additions to revenue earning devices of $132,301 including $106,476 in inventory transfers. The company disposed of a revenue earning device having a net book value of $3,500 for $9,500 and recorded a gain on disposal of $6,000. During the year ended February 28, 2019, the Company made total additions to revenue earning devices of $229,958.

Depreciation expense for these devices was $80,305 and $22,107 for the years ended February 29, 2020 and February 28, 2019.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. FIXED ASSETS

Fixed assets consisted of the following:

	February 29, 2020	February 28, 2019
Automobile	$41,953	$40,953
Computer equipment	20,262	20,262
Office equipment	5,680	5,680
	67,895	66,895
Less: Accumulated depreciation	(51,637)	(29,701)
	$16,258	$37,194

During the year ended February 29, 2020, the Company made additions to fixed assets of $1,000. During the year ended February 28, 2019, the Company made additions to fixed assets of $2,900 and wrote-off fixed assets having a net book value of $25,938 and recorded a corresponding loss on impairment of fixed assets. The company transferred automobiles having a net book value of $38,405 to vehicles for disposal since they will be given back to the lender in the future.

Depreciation expense was $21,936 and $58,177 for the years ended February 29, 2020 and February 28, 2019, respectively.

7. DEFERRED VARIABLE PAYMENT OBLIGATION

On February 1, 2019 the Company entered into an agreement with an investor whereby the investor would pay up to $900,000 (including $192,500 paid in January and February 2019) in exchange for a perpetual 9% rate payment (Payments) on the Company’s reported quarterly revenue from operations excluding any gains or losses from financial instruments (Revenues). If the total investor advances turns out to be less than $900,000, this would not constitute a breach of the agreement, rather the 9% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in minimum $60,000 monthly installments, concluding November 30, 2019. At February 29, 2020 the investor has advanced the full $900,000.

On May 9, 2019 the Company entered into two similar arrangements with two investors:

(1)

The investor would pay up to $400,000 in exchange for a perpetual 4% rate Payment on the Company’s reported quarterly Revenues. If the total investor advances turns out to be less than $400,000, this would not constitute a breach of the agreement, rather the 4% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in four monthly installments of $64,111 starting July 1, 2019. At February 29, 2020, $400,000 has been paid to the Company.

(2)

The investor would pay up to $50,000 in exchange for a perpetual 1.11% rate Payment on the Company’s reported quarterly Revenues. If the total investor advances turns out to be less than $50,000, this would not constitute a breach of the agreement, rather the 1.11% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in four monthly installments of $8,014 starting July 1, 2019. At February 29, 2020, $50,000 has been paid to the Company.

These variable payments (Payments) are to be made 30 days after the end of each fiscal quarter. If the Payments would deplete RAD’s available cash by more than 30%, the Payments may be deferred for up to 12 months after the quarterly report at an interest rate of 6% per annum on the unpaid amount.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 18, 2019 the Company entered into another similar arrangement with the (February 1, 2019) investor above whereby the investor would advance up to $225,000 in exchange for a perpetual 2.25% rate Payment on the Company’s quarterly Revenues

(commencing on quarter ending May 31, 2020). At February 29, 2020 the investor has advanced $109,000 and the investor advanced the $116,000 remainder as of May 2020.

On December 30 , 2019 the Company entered into another similar arrangement with a new investor whereby the investor would advance up to $100,000 in exchange for a perpetual 1.00% rate Payment on the Company’s quarterly Revenues (commencing quarter ended November 30, 2020). At February 29, 2020 the investor has advanced $50,000 with the remainder to be advanced no later than June 30, 2020. If the total investor advances turns out to be less than $100,000, this would not constitute a breach of the agreement, rather the 1.00% rate would be adjusted on a pro-rata basis.

On April 22 , 2020 the Company entered into another similar arrangement with the (first May 9, 2019) investor above whereby the investor would advance up to $100,000 in exchange for a perpetual 1.00% rate Payment on the Company’s quarterly Revenues. At February 29, 2020 the investor has advanced $50,000 with the remainder advanced on April 28, 2020.

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of February 29, 2020, the Company has not yet completed its assessment of the likely cash flows under these agreements, and thus, has not yet determined the effective interest rate under these agreements. The Company expects to have completed its analysis of the expected cash flows prior to the filing of the year end February 28, 2021 filing. As of February 29, 2020, and February 28, 2019, the balances under these agreements were $1,559,000 and $192,500, (including $2,108 current portion, described below) respectively.

For the year ended February 29, 2020, $1,366,500 has been paid to the Company bringing the balance to $1,559,000 at February 29, 2020.

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. As of February 29, 2020, the Company has accrued approximately $30,534 in Payments (February 28, 2019 -$2,108). No amounts have been recorded to date as interest, as the amounts are immaterial.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		February 29,	February 28,
Issued	Maturity	Rate	Rate per Share		2019	2019
February 28, 2011	February 26, 2013 *	7%	$0.015		$—	$32,600
January 31, 2013	February 28, 2017 *	10%	$0.010	(3)	119,091	119,091
May 31, 2013	November 30, 2016 *	10%	$0.010	(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002	(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002	(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001	(3)	63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000	(3)	65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300	(3)	91,629	91,629
November 30, 2015	November 30, 2018*	10%	$0.300	(3)	269,791	269,791
February 29, 2016	February 28, 2019*	10%	60% discount	(2)	95,245	95,245
May 31, 2016	May 31, 2019*	10%	$0.003	(3)	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003	(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	50,000
April 19, 2017	April 19, 2018*	15%	50% discount	(2)	—	96,250
April 26, 2017	April 26, 2018*	0%	$0.001		68	68
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount	(2)	22,610	131,450
May 15, 2017	May 15, 2018*	0%	$0.001		1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount	(2)	156,764	180,964
June 16, 2017	June 16, 2018*	0%	$0.001		750	750
July 6, 2017	July 6, 2018*	8%	40% discount	(2)	200,000	200,000
August 8, 2017	August 8, 2018*	8%	40% discount	(2)	125,000	125,000
July 28, 2017	July 28, 2018*	15%	40% discount	(2)	47,913	—
August 29, 2017	August 29, 2018*	15%	50% discount	(2)	162,250	147,500
October 4, 2017	May 4, 2018*	8%	40% discount	(2)	150,000	150,000
October 16, 2017	October 16, 2018*	15%	50% discount	(2)	328,537	204,067
November 22, 2017	November 22, 2018*	15%	50% discount	(2)	550,275	500,250
December 28, 2017	December 28, 2017*	10%	40% discount	(2)	57,008	28,150
December 29, 2017	December 29, 2018*	15%	50% discount	(2)	363,000	330,000
January 9, 2018	January 9, 2019*	8%	40% discount	(2)(1)	79,508	79,508
January 30, 2018	January 30, 2019*	15%	50% discount	(2)(1)	330,000	300,000
February 21, 2018	February 21, 2019*	15%	50% discount	(2)(1)	330,000	300,000
March 14, 2018	March 14, 2019*	10%	40% discount	(2)	50,000	50,000
June 7, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
April 9, 2018	April 9, 2019*	15%	50% discount	(2)	60,500	55,000
March 21, 2017	March 21, 2018*	8%	40% discount	(2)	40,000	40,000
April 20, 2018	April 20, 2019*	8%	40% discount	(2)	97,659	65,106
May 2, 2018	December 2, 2018*	10%	40% discount	(2)	70,682	70,682
May 4, 2018	May 4, 2019*	12%	50% discount	(2)	123,750	123,750
May 14, 2018	December 14, 2018*	10%	50% discount	(2)	33,542	33,542
May 23, 2018	May 23, 2019*	10%	50% discount	(2)	110,000	110,000
June 6, 2018	June 6, 2019*	15%	50% discount	(2)	282,949	282,949
June 19, 2018	March 19, 2019*	15%	50% discount	(2)	43,125	87,274
July 6, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
August 1, 2018	August 1, 2019*	15%	50% discount	(2)	35,750	32,500
August 23, 2018	August 23, 2019*	8%	45% discount	(2)	70,123	77,435
September 13, 2018	June 30, 2019*	12%	45% discount	(2)	9,200	79,500
September 17, 2018	March 17, 2019*	10%	50% discount	(2)	4,945	4,945
September 20, 2018	September 20, 2019*	15%	50% discount	(2)	43,285	39,350
September 24, 2018	June 24, 2019*	8%	40% discount	(2)	63,913	44,000
August 8, 2017	June 9, 2019*	8%	40% discount	(2)	125,000	125,000
November 8, 2018	August 15, 2019*	12%	45% discount	(2)	79,500	79,500
November 26, 2018	May 26, 2019*	10%	50% discount	(2)	44,799	44,798
August 29. 2019	August 29. 2020	8%	40% discount	(2)	26,250	—
					6,834,228	6,767,461

Less: current portion of convertible notes payable					(6,734,227)	(6,202,461)
Less: discount on noncurrent convertible notes payable					(30,486)	(302,105)
Noncurrent convertible notes payable, net of discount					$69,515	$262,895

Current portion of convertible notes payable					$6,734,227	$6,202,461
Less: discount on current portion of convertible notes payable					(120,602)	(718,015)
Current portion of convertible notes payable, net of discount					$6,613,625	$5,484,446

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

__________

*	The indicated notes were in default as of February 29, 2020. Default interest rate 24%

(1)	The note is convertible beginning six months after the date of issuance.

(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

During the years ended February 29, 2020 and February 28, 2019, the Company incurred original issue discounts of $1,250 and $85,143, respectively, and debt discounts from derivative liabilities of $26,250 and $1,668,025, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the years ended February 29, 2020 and February 28, 2019, the Company recognized interest expense related to the amortization of debt discount of $874,187 and $4,641,181, respectively. The Company recorded penalty interest of $313,347 during the year February 29, 2020 (February 28, 2019-$352,943) that is payable upon maturity if not already converted or settled prior to maturity.

All the notes above are unsecured. As of February 29, 2020, the Company had total accrued interest payable of $2,922,894, of which $2,778,583 is classified as current and $144,311 is classified as noncurrent. As of February 28, 2019, the Company had total accrued interest payable of $1,476,050, of which $1,390,706 is classified as current and $85,344 is classified as noncurrent.

See description below for description of the convertible notes issued during the years ended February 29, 2020 and February 28, 2019.

Convertible notes issued

The Company determined that the embedded conversion features which result in a variable conversion rate, in the convertibles notes described below should be accounted for as derivative liabilities as a result of their variable conversion rates.

During the year ended February 29, 2020, the Company had the following convertible note activity:

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

●

The Company wrote off a note payable for $32,600 and related interest of $97,139. The note has matured in February 2013, the company cannot contact the lender and the note is legally prescribed. A gain on settlement of debt of $129,739 was recorded The Company determined that certain Texas state legal requirements were met that allow the Company to treat the liability as no longer enforceable against the Company.

●	The company recorded default penalties totaling $314,347 as increases to various notes, with a corresponding charge to interest.

●

During the year ended February 29, 2020, holders of certain convertible notes payable elected to convert a total of $254,118 of principal, $244,050 accrued interest, and $500 of fees into 395,443 shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion. Immediately prior to the conversion, the Company performed a valuation of the derivative liability attached to the notes and accrued interest converted and determined that the final derivative liability was $440,294. Upon conversion this amount was transferred from derivative liabilities to additional paid-in capital.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended February 28, 2019, the Company had the following convertible note activity:

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

●

During the year ended February 28, 2019, holders of certain convertible note payables elected to convert principal and accrued interest in the amounts shown below into shares of common stock. No gain or loss was recognized on conversions as they occurred within the terms of the agreement that provided for conversion. Accordingly, for the year ended February 28, 2019, holders of certain convertible notes payable elected to convert a total of $803,905 of principal and $35,782 accrued interest, and $12,000 of fees into 19,901 shares of common stock and warrants to purchase 2,043 shares of common stock (see Note 18 for detail of warrants issued).

9. RELATED PARTY TRANSACTIONS

For the years ended February 29, 2020 and February 28, 2019, the Company received net advances of $141,290 and $218,890, respectively, from its loan payable-related party. At February 29, 2020, the loan payable-related party was $1,310,358 and $782,844 at February 28, 2019.As of February 29, 2020, included in the balance due to the related party is $656,334 of deferred salary and interest, $426,000 of which bears interest at 12%. At February 28,2019 there was $352,392, with $210,000 bearing interest at 12%. The accrued interest included at February 29, 2020 was $50,730 (2019- $13,650).

During the years ended February 29, 2020 and February 28, 2019, the Company was charged $95,562 and $484,251, respectively in consulting fees for research and development to a company owned by a principal shareholder.

10. OTHER DEBT – VEHICLE LOANS

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 and $5,746 for the years ended February 29, 2020 and February 28, 2019, respectively. Regarding the second vehicle loan , the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at February 29, 2020 and February 28, 2019. For the first vehicle loan , the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,943 remains on this vehicle loan at February 29, 2020 and $35,708 at February 28, 2019. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $57,287 as of February 29, 2020 and February 28, 2019, respectively, of which all were classified as current. The Company ceased making payments of principal and interest in fiscal 2019 and the company has returned the remaining vehicles to the financing company for disposal.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. LOANS PAYABLE

Loans payable at February 29, 2020 consisted of the following:

					Annual
					Interest
Date	Maturity	Description		Principal	Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000	25%	*
August 10, 2018	September 1, 2018	Promissory note		10,000	25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	12,624	25%	*
August 16, 2018	October 1, 2018	Promissory note		10,000	25%	*
August 23, 2018	October 20, 2018	Promissory note	(21)	25,000	20%	*
October 10, 2018	December 10, 2018	Promissory note	(8)	—	20%	*
October 11, 2018	October 11, 2019	Promissory note	(10)	17,000	20%	*
August 5, 2019	March 11, 2020	Factoring Agreement	(4)	27,025	(4)	*
July 22, 2019	November 15, 2019	Factoring Agreement	(9)	—	(9)
July 9, 2019	January 5, 2020	Factoring Agreement	(5)	—	(5)
September 17, 2019	November 26, 2019	Factoring Agreement	(13)	—	(13)	*
November 12, 2019	August 11, 2020	Factoring Agreement	(14)	74,392	(14)	*
December 20, 2019	March 5, 2020	Factoring Agreement	(18)	7,480		*
October 17,2019	April 29, 2020	Factoring Agreement	(15)	29,252	(15)	*
September 27, 2019	April 4, 2020	Factoring Agreement	(16)	14,893	(16)	*
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432	15%	*
January 24, 2019	January 24, 2021	Loan	(11)	140,535	11%	*
May 9, 2019	June 30, 2019	Promissory note	(6)	7,850	15%
May 31, 2019	June 30, 2019	Promissory note	(7)	86,567	15%
June 26, 2019	June 26, 2020	Promissory note	(12)	79,104	15%
September 24, 2019	June 24 2020	Promissory note	(17)	12,000	15%
January 30, 2020	January 30, 2021	Promissory note	(19)	11,000	15%
February 27, 2020	February 27, 2021	Promissory note	(20)	5,000	15%
				$696,154
Less current portion of loans payable				$696,154
Non-current portion of loans payable				$—

__________

*	Note is in default. No notice has been given by the note holder.

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

(4)

Total loan $79,750 , repayable $475 per business day including fees and interest of $25,170. Original cash proceeds of $31,353 and $23,227 carried from previous loan less repayment of $38,000. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590.

(7)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(8)	Repayable in 10 monthly instalments of $848 commencing January 10 ,2019 and secured by revenue earning devices having a net book value of at least $186,000. Repaid in full.

(9)	Total loan $52,150 , repayable $869 per business day including fees and interest of $17,150. Original cash proceeds of $35,000. The loan has been fully repaid for $52,150.

(10)	$6,000 repaid during the year ended February 29,2020

(11)

$185,000 Canadian loan. Interest payable every calendar quarter commencing June30, 2019, if unpaid accrued interest to be paid at maturity. An additional interest amount calculated as 4% of RAD revenues from SCOT rentals for the fiscal years 2020 and 2021 shall be payable March 31, 2020 and March 31, 2021 , respectively. Secured by a general security charging all of RAD’s present and after-acquired property in favor of the lender on a first priority basis subject to the following: the lender’s security in this respect shall be postponeable to security in favor of institutional financing obtained by RAD. Bonus interest of 10,304 has been accrued payable March 31, 2020.

(12)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104.

(13)

Total loan of $24,800 , repayable $2,480 per week including fees and interest of $4,800. Original proceeds of $20,000 less repayment of $19,840.The remaining balance of $4,960 has been transferred to new loan (14).The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(14)

Total loan of $243,639, repayable $1,509 per week including fees and interest of $60,042. Original cash proceeds of $7,877 , repayment of loans (5) and (13) totaling $15,732, partial repayment of fees of $5,566 all totaling $29,175, additional advances of $88,772 with remaining $65,551 to be advanced to the company over the remaining 18 weeks. The Company has repaid $77,869. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(15)

Total loan of $71,000 , repayable $710 per business day including fees and interest of $21,000. Original proceeds of $50,000 less repayment of $41,758. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(16)

Total loan of $59,960 , repayable $590 per business day including fees and interest of $19,960. Original proceeds of $40,000 less repayment of $45,067. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(17)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $3,000.

(18)

Total loan of $12,400 , repayable $1,240 per week including fees and interest of $2,400. Original cash proceeds of $10,000 , repayments of $4,920. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(19)	The note may be pre-payable at any time. The note balance includes 22% original issue discount of $2,450.

(20)	The note may be pre-payable at any time. The note balance includes 24% original issue discount of $1,200.

(21)

Principal repayable in one year. Interest repayable in 10 monthly instalments of $460 commencing January 11 ,2019 and secured by revenue earning devices having a net book value of at least $186,000. $25,000 repaid.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. DERIVATIVE LIABILITES

As of February 29, 2020, and February 28, 2019 the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $6,890,688 and $6,170,139, respectively.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the year ended February 29, 2020:

Strike price	$1.40 - $1.00
Fair value of Company common stock	$86,500 - $0.0001
Dividend yield	0.00%
Expected volatility	590.10% - 396.40%
Risk free interest rate	1.05% - 2.63%
Expected term (years)	0.04 - 3.33

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the year ended February 28, 2019:

Strike price	$10,000 - $10
Fair value of Company common stock	$3,375 - $110
Dividend yield	0.00%
Expected volatility	424% - 102%
Risk free interest rate	1.20% - 2.59%
Expected term (years)	0.00 - 3.66

During the years ended February 29, 2020, and February 28, 2019 the Company released $440,294 and $1,215,588, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended February 29, 2020 were as follows:

Balance as of February 28, 2019	$6,170,139

Release of derivative liability on conversion of convertible notes payable	(440,294)
Debt discount due to derivative liabilities	26,250
Derivative liability in excess of face value upon issuance of debt recorded to interest expense	172,242
Adjustment to derivative liability due to debt settlement	(164,768)
Change in fair value of derivative liabilities	1,127,119
Balance as of February 29, 2020	$6,890,688

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended February 28, 2019 were as follows:

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIT

Preferred Stock The Company is authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock. The board of directors is authorized to designate any series of preferred stock up to the total authorized number of shares.

Series E Preferred Stock

The board of directors has designated 4,350,000 shares of Series E Preferred Stock. As of the date of this report, there are 4,350,000 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Corporation. The Series E preferred stock is non-redeemable, does not have rights upon liquidation of the Company and does not receive dividends. The outstanding shares of Series E Preferred Stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of equity instruments with voting rights. As a result, the holder of Series E Preferred Stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

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

Summary of Common Stock Activity

On March 27, 2020 , the Company undertook a 10,000:1 reverse stock split and on August 24, 2018, the Company undertook a 100:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 13). Certain instruments issued prior to the reverse split that exercise into shares of our common stock are now shown in fractional units due to the effect of the reverse split. If exercised, the Company is required to issue whole shares under its articles of incorporation.

On April 23, 2019 the Board of Directors approved an increase in authorized share capital to 5,000,000,000 shares of common stock and to change the par value of the common stock to $0.00001 per share. This became effective on June 20, 2019. The share capital has been retrospectively adjusted accordingly to reflect this change in par value.

The Company has 2,846 shares issuable due to partial shares as a result of the March 27,2020 reverse split that will be issued in April 2020.

During the year ended February 29, 2020, the Company issued 395,443 shares of its common stock for the conversion of debt and related interest and fees totaling $498,668 including $254,118 for of principal, $245,050 interest, $500 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 13).

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended February 28, 2019, the Company issued 19,901 shares of its common stock for the conversion of debt and related interest and fees totaling $851,687 including $803,905 for of principal, $35,782 interest, $12,000 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 13).

During the year ended February 29, 2020 the company cancelled 0.45 warrants as a result of the settlement arrangement described in Note 14.

●

On April 16, 2018, the Company issued warrants to purchase 6.4 shares of the Company’s common stock in connection with its issuance of 6.4 shares of the Company’s common stock to an investor. The warrants have an exercise price of $20,000 per share and a three-year term.

●

On June 6, 2018, the Company issued warrants to purchase 0.7 shares of the Company’s common stock in connection with its issuance of 0.7 shares of the Company’s common stock to an investor. The warrants have an exercise price of $4,400 per share and a three-year term.

●

On August 24, 2018, the Company issued warrants to purchase 10.2 shares of the Company’s common stock in connection with its issuance of 10.2 shares of the Company’s common stock to an investor. The warrants have an exercise price of $1,500 per share and a three-year term.

●

In September and October 2018, the Company issued warrants to purchase 111.6 shares of the Company’s common stock in connection with its issuance of 111.6 shares of the Company’s common stock to an investor. The warrants have an exercise price ranging from $150-$350 per share and a three-year term

●

During the period December 1, 2018 to February 28, 2019 , the Company issued warrants to purchase 1,914 shares of the Company’s common stock in connection with its issuance of 1,914 shares of the Company’s common stock to an investor. The warrants have an exercise price ranging from $140-$310 per share and a three-year term

The above 2043 warrants issued along with the converted shares were recorded as an adjustment to paid in capital included with the value of the common shares converted.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2019	—	$ —	—
Issued	2,043	100	2.81
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at February 28, 2019	2,043	$ 100	2.81
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	0.45	5	—
Outstanding at February 29, 2020	2,043	$ 100	1.81

The Company also issued 0.25 warrants with an exercise price of $30,000 per share and a 3-year term on June 11, 2018, and 0.33 warrants with an exercise price of $150,000 and a three year term on March 14, 2018 in connection with loan payables (see Note 12).

The above warrants have an aggregate grant date fair value of $12,967 based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$30,000 - $150,000
Fair value of Company’s common stock	$13,000 - $61,000
Dividend yield	0.00%
Expected volatility	305.71% - 341.5%
Risk free interest rate	2.41% - 2.66%
Expected term (years)	3.00

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 29, 2020 and February 28, 2019, the Company recorded a total of $0 and $12,967, respectively to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

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

In April 2019 the principals of WeSecure (see Note 9) filed lawsuit in California Superior Court seeking damages for non-payment balance of sale of WeSecure assets totaling $25,000, unpaid consulting fees payable to the two principals through to September 2019 totaling $ $125,924.48, and labor code violations of $ $48,434.40 all totaling $199,358.88 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments as follows:

2019		2020		Total
6/30/19	$5,000	1/26/2020	$15,000
7/30/19	$5,000	2/25/2020	$15,000
8/29/19	$7,500	3/26/2020	$15,000
9/28/19	$7,500	4/25/2020	$15,000
10/28/19	$10,000	5/25/2020	$20,000
11/27/19	$10,000	6/25/2020	$20,000
12/27/19	$15,000	7/24/2020	$20,000

Total	$60,000		$120,000	$180,000

The company has fully accrued the above $180,000 as of February 28, 2019.

As of February 29, 2020 the Company has paid $17,500. As of this filing the September 2019 through July 2020 instalments are in arrears.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $10,000 for the year ended February 29, 2020 and $134,940 for the year ended February 28, 2019.

At February 29, 2020 there were no Company’s future minimum payments.

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of ant default of any condition the Company would be subject to certain financial penalties. Penalties earned through February 29, 2020 have been recorded in these financial statements (see Note 8).

15. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Years Ended
	February 29,	February 28,
	2020	2019
Numerator:
Net income (loss) available to common shareholders	$(6,213,649)	$16,094,835

Effect of common stock equivalents
Add: interest expense on convertible debt	1,299,785	784,504
Add (less) loss (gain) on change of derivative liabilities	1,127,119	(26,039,039)
Net income (loss) adjusted for common stock equivalents	(3,786,745)	(9,159,700)

Denominator:
Weighted average shares - basic	197,539	2,773

Net income (loss) per share – basic	$(21.06)	$5,804.57

Dilutive effect of common stock equivalents:
Warrants	—	51
Convertible Debt	—	123,704
Preferred shares*	—	69,090

Denominator:
Weighted average shares – diluted	197,539	195,618

Net income (loss) per share – diluted	$(31.46)	$(46.82)

The anti-dilutive shares of common stock equivalents for the years ended February 28, 2019 and February 28, 2018 were as follows:

	For the Years Ended
	February 29, 2020	February 28, 2019
Stock options and warrants	7	7
Convertible debt	62,692,265,100	—
Preferred stock	1,443,532	—
Total	62,693,708,639	7

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax expense (benefit) consisted of the following for the fiscal years ended February 29, 2020 and February 28, 2019:

	February 29, 2020	February 28, 2019
Total current	$—	$—
Total deferred	—	—
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended February 29, 2020 (in thousands):

February 29, 2020
Federal statutory rate	$(1,305,000)
Non deductible interest	169,000
Non deductible changes in fair value of instruments	237,000
Other non deductible expenses	31,000
Change in valuation allowance	868,000
$—

Year Ended February 28, 2019
U.S. federal statutory income tax	$3,225,923
Amortization of debt discount	1,024,740
Fair value of derivative liabilities on issuance	215,295
Change in fair value of derivative liabilities	(5,527,483)
Gain on debt settlement	(60,734)
Stock-based compensation	133,284
Valuation allowance for deferred income tax assets	988,975
Effective income tax rate	$—

 For the year ended February 29, 2020, the expected tax benefit is calculated at the 2019 statutory rate of 21%. The effect for temporary timing differences are also calculated at the 25% statutory rate effective for fiscal year ended February 28, 2019.

For the year ended February 29, 2020, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal years February 29, 2020 and February 28, 2019:

	February 29, 2020	February 28, 2019
Deferred tax assets:
Net operating loss carryforwards	$3,418,115	$2,550,115
Total deferred tax assets	3,418,115	2,550,115

Deferred tax liabilities:
Depreciation	—	—
Deferred revenue	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets:
Less valuation allowance	(3,418,115)	(2,550,115)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on August 28, 2017.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward was approximately $6,694,000 at February 29, 2020 and $2,550,000 at February 28, 2019, that is available for carryforward for federal income tax purposes and begin to expire in 2030.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

The Company has maintained a full valuation allowance against its deferred tax assets at February 29, 2020 and February 28, 2019. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at February 29, 2020 and February 28, 2019 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

During the fiscal years ended February 29, 2020 and February 28, 2019, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

On August 28, 2017, the Company consummated a share exchange agreement whereby there was a change of control and any net operating losses up to the date of the transaction were forfeited.

The Company’s tax returns for the years ended February 29, 2020,and February 28, 2019, and 2018 are open for examination under Federal statute of limitations.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS

Subsequent to February 29, 2020 through to July 21 ,2020, convertible note holders converted 638,815 of principal, $340,078 interest and $16,000 in fees into 195,130,928 shares of the Company’s common stock.

On April 22, 2020 the Company entered into a similar agreement as that described in Note 8 with the second investor (therein described) whereby the investor would pay up to $100,000 in exchange for a perpetual 1% royalty on the Company’s reported quarterly revenue. These royalty payments are to be made 90 days after the fiscal quarter with the first payment being due no later than July 1, 2020. If the royalty payments would deplete RAD’s available cash by more than 2.22%, the payment may be deferred. The investor has fully funded the $100,000 in April 2020.

On April 3, 2020 the Company entered into a loan agreement for cash proceeds of $27,697 ($40,000 CDN). The loan bears interest at 20% per annum, with interest payments commencing on the third month following the loan and then paid over the following 10 months. The loan matures on April 3, 2021. Should the loan and interest be unpaid at maturity a 10% (annual rate) penalty would apply on the unpaid balance for each day unpaid. By consent of all parties, the lender may convert balance into Class F shares at $6,739 USD per share at maturity.

On April 16, 2020 the Company entered into a loan agreement for $13,000 with cash proceeds of $9,150 and an original issue discount of $3,850. The loan bears interest at 15% per annum, and matures on April 16, 2021.

On May 12, 2020 the Company entered into a loan agreement for $43,500 with cash proceeds of $35,500 and an original issue discount of $8,000. The loan bears interest at 15% per annum, and matures on May 12, 2021.

On May 22, 2020 the Company entered into a loan agreement for $85,000 with cash proceeds of $70,000 and an original issue discount of $15,000. The loan bears interest at 15% per annum, and matures on May 22, 2021.

On July 1, 2020 the Company entered into a similar agreement as that described in Note 8 with the first investor (therein described) whereby the investor would pay up to $800,000 in exchange for a perpetual 2.75% royalty on the Company’s reported quarterly revenue. These royalty payments are to be made 90 days after the fiscal quarter with the first payment being due no later than May 31, 2021. If the royalty payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor has agreed to pay 100,000 per month over an 8 month period with the first payment in July 2020 and the final payment no later than February 28, 2021. If the total investment turns out to be less than $800,000, this would not constitute a breach of the agreement, rather the royalty rate would be adjusted on a pro-rata basis.

On July 22, 2020 the board of directors passed a resolution whereby the sole director will return to the Company for cancellation 816 of his 1000 Series F preferred shares.