Form 10-K/A
period 2020-02-29
Artificial Intelligence Technology Solutions Inc.
filed 2020-07-31
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55079

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2343603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 East Liberty, 6th Floor Reno, NV 89501	89501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 990-3271

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.00001 par value	OTC PINK

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended February 29, 2020 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K for the year ended February 29, 2020, filed with the Securities and Exchange Commission on July 28, 2020.

Additionally, we corrected two typographical errors as follows:

1. On the cover page, under the heading “Title of each class” the Common stock par value has been corrected from “$0.001” to “$0.00001”.

2. On page F-1, in the table, the column heading label “Balance February 29, 2019” has been corrected to “Balance February 29, 2020”.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: July 31, 2020	By:	/s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garett Parsons	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)	July 31, 2020
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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		February 29,	February 28,
Issued	Maturity	Rate	Rate per Share		2020	2019
February 28, 2011	February 26, 2013 *	7%	$0.015		$—	$32,600
January 31, 2013	February 28, 2017 *	10%	$0.010	(3)	119,091	119,091
May 31, 2013	November 30, 2016 *	10%	$0.010	(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002	(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002	(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001	(3)	63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000	(3)	65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300	(3)	91,629	91,629
November 30, 2015	November 30, 2018*	10%	$0.300	(3)	269,791	269,791
February 29, 2016	February 28, 2019*	10%	60% discount	(2)	95,245	95,245
May 31, 2016	May 31, 2019*	10%	$0.003	(3)	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003	(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	50,000
April 19, 2017	April 19, 2018*	15%	50% discount	(2)	—	96,250
April 26, 2017	April 26, 2018*	0%	$0.001		68	68
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount	(2)	22,610	131,450
May 15, 2017	May 15, 2018*	0%	$0.001		1,280	1,280
May 17, 2017	May 17, 2020	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount	(2)	156,764	180,964
June 16, 2017	June 16, 2018*	0%	$0.001		750	750
July 6, 2017	July 6, 2018*	8%	40% discount	(2)	200,000	200,000
August 8, 2017	August 8, 2018*	8%	40% discount	(2)	125,000	125,000
July 28, 2017	July 28, 2018*	15%	40% discount	(2)	47,913	—
August 29, 2017	August 29, 2018*	15%	50% discount	(2)	162,250	147,500
October 4, 2017	May 4, 2018*	8%	40% discount	(2)	150,000	150,000
October 16, 2017	October 16, 2018*	15%	50% discount	(2)	328,537	204,067
November 22, 2017	November 22, 2018*	15%	50% discount	(2)	550,275	500,250
December 28, 2017	December 28, 2017*	10%	40% discount	(2)	57,008	28,150
December 29, 2017	December 29, 2018*	15%	50% discount	(2)	363,000	330,000
January 9, 2018	January 9, 2019*	8%	40% discount	(2)(1)	79,508	79,508
January 30, 2018	January 30, 2019*	15%	50% discount	(2)(1)	330,000	300,000
February 21, 2018	February 21, 2019*	15%	50% discount	(2)(1)	330,000	300,000
March 14, 2018	March 14, 2019*	10%	40% discount	(2)	50,000	50,000
June 7, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
April 9, 2018	April 9, 2019*	15%	50% discount	(2)	60,500	55,000
March 21, 2017	March 21, 2018*	8%	40% discount	(2)	40,000	40,000
April 20, 2018	April 20, 2019*	8%	40% discount	(2)	97,659	65,106
May 2, 2018	December 2, 2018*	10%	40% discount	(2)	70,682	70,682
May 4, 2018	May 4, 2019*	12%	50% discount	(2)	123,750	123,750
May 14, 2018	December 14, 2018*	10%	50% discount	(2)	33,542	33,542
May 23, 2018	May 23, 2019*	10%	50% discount	(2)	110,000	110,000
June 6, 2018	June 6, 2019*	15%	50% discount	(2)	282,949	282,949
June 19, 2018	March 19, 2019*	15%	50% discount	(2)	43,125	87,274
July 6, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
August 1, 2018	August 1, 2019*	15%	50% discount	(2)	35,750	32,500
August 23, 2018	August 23, 2019*	8%	45% discount	(2)	70,123	77,435
September 13, 2018	June 30, 2019*	12%	45% discount	(2)	9,200	79,500
September 17, 2018	March 17, 2019*	10%	50% discount	(2)	4,945	4,945
September 20, 2018	September 20, 2019*	15%	50% discount	(2)	43,285	39,350
September 24, 2018	June 24, 2019*	8%	40% discount	(2)	63,913	44,000
August 8, 2017	June 9, 2019*	8%	40% discount	(2)	125,000	125,000
November 8, 2018	August 15, 2019*	12%	45% discount	(2)	79,500	79,500
November 26, 2018	May 26, 2019*	10%	50% discount	(2)	44,799	44,798
August 29. 2019	August 29. 2020	8%	40% discount	(2)	26,250	—
					6,834,228	6,767,461

Less: current portion of convertible notes payable					(6,734,227)	(6,202,461)
Less: discount on noncurrent convertible notes payable					(30,486)	(302,105)
Noncurrent convertible notes payable, net of discount					$69,515	$262,895

Current portion of convertible notes payable					$6,734,227	$6,202,461
Less: discount on current portion of convertible notes payable					(120,602)	(718,015)
Current portion of convertible notes payable, net of discount					$6,613,625	$5,484,446

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

__________

*	The indicated notes were in default as of February 29, 2020. Default interest rate 24%

(1)	The note is convertible beginning six months after the date of issuance.

(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

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