Form 10-Q
period 2020-05-31
Artificial Intelligence Technology Solutions Inc.
filed 2020-08-07
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 195,549,343 shares of common stock were issued and outstanding as of July 22, 2020.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2020 (Unaudited)	February 29, 2020 *
ASSETS
Current assets:
Cash	$9,829	$13,307
Accounts receivable	64,781	50,117
Device parts inventory	24,789	24,789
Total current assets	99,399	88,213
Revenue earning devices, net of accumulated depreciation of $145,729 and $123,088 respectively	216,530	239,171
Fixed assets, net of accumulated depreciation of $57,111 and $51,637, respectively	15,421	16,258
Total assets	$331,350	$343,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,128,274	$1,144,660
Advances payable	1,594	1,597
Balance owed WeSecure	162,500	162,500
Customer deposits	10,000	10,000
Current portion of deferred variable payment obligation	41,527	30,534
Current portion of convertible notes payable, net of discount of $105,909 and $23,957 respectively	6,652,263	6,613,625
Loan payable - related party	1,357,766	1,310,358
Current portion of loans payable	851,722	696,154
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	3,286,457	2,778,583
Derivative liability	3,879,699	6,890,688
Total current liabilities	17,410,324	19,677,221
Convertible notes payable, net of discount of $0 and $127,131 respectively	—	69,515
Deferred variable payment obligation	1,725,000	1,559,000
Accrued interest payable	—	144,311
Total liabilities	19,135,324	21,450,047

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at May 31, 2020 and February 29, 2020, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding ,respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 3,450 shares authorized; 3,450 and 3,450 shares issued and outstanding, respectively	3,450	3,450
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 6,486,760 and 418,415 shares issued and outstanding, respectively	65	4
Additional paid-in capital	4,661,658	4,334,564
Preferred stock to be issued	174,070	174,070
Accumulated deficit	(23,647,567)	(25,622,843)
Total stockholders’ deficit	(18,803,974)	(21,106,405)
Total liabilities and stockholders’ deficit	$331,350	$343,642

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019

Revenues	$63,321	$40,305

Cost of Goods Sold	9,290	19,119

Gross Profit	54,031	21,186

Operating expenses:
Research and development	81,723	(26,994)
General and administrative	282,923	356,016
Depreciation and amortization	28,116	21,218
Total operating expenses	392,762	350,240

Loss from operations	(338,731)	(329,054)

Other income (expense), net:
Change in fair value of derivative liabilities	2,843,491	1,764,101
Interest expense	(529,484)	(856,950)
Gain (loss) on settlement of debt	—	112,509
Total other income (expense), net	2,314,007	1,019,660

Net income	$1,975,276	$690,606

Net income per share - basic and diluted	$1.28	$28.81

Weighted average common share outstanding - basic	1,537,353	23,970

Weighted average common share outstanding - diluted	1,537,353	23,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2019	4,350,000	$4,350	3,450	$177,520	20,026	$—	$3,395,606	$(19,409,194)	$(15,831,718)
Adjustment to derivative liability	—	—	—	—	—	—	154,684	—	154,684
Common stock issued for debt conversion	—	—	—	—	17,104	—	142,998	—	142,998
Stock based compensation	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	690,606	690,606
Balance at May 31 2019	4,350,000	$4,350	3,450	$177,520	37,130	$—	$3,693,288	$(18,718,588)	$(14,843,430)

Balance at February 29, 2020	4,350,000	$4,350	3,450	$177,520	418,415	$4	$4,334,564	$(25,622,843)	$(21,106,405)
Adjustment to derivative liability	—	—	—	—	—	—	167,497	—	167,497
Common stock issued for debt conversion	—	—	—	—	6,068,336	61	159,597	—	159,658
Rounding shares	—	—	—	—	9	—	—	—	—
Net income	—	—	—	—	—	—	—	1,975,276	1,975,276
Balance at May 31, 2020	4,350,000	$4,350	3,450	$177,520	6,486,760	$65	$4,661,658	$(23,647,567)	$(18,803,974)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,975,276	$690,606
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,116	21,218
Change in fair value of derivative liabilities	(2,843,491)	(1,764,101)
Amortization of debt discounts	72,029	483,350
(Gain) loss on settlement of debt	—	(112,509)
Increase in related party accrued payroll and interest	70,164	—
Changes in operating assets and liabilities:
Accounts receivable	(14,664)	(9,023)
Prepaid expenses	—	6,174
Accounts payable and accrued expenses	(16,387)	(35,825)
Accrued expense -related party	(1,030)	—
Current portion of deferred variable payment obligation for Payments (see Note 7)	10,993	—
Accrued interest payable	447,162	287,766
Advances payable	—	(11,043)
Net cash used in operating activities	(271,832)	(443,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,638)	(5,715)
Net cash used in investing activities	(4,638)	(5,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on convertible notes payable	—	308,500
Proceeds from deferred variable payment obligation	166,000	—
Proceeds from loans payable	153,243	103,856
Repayment of loans payable	(24,525)	(30,540)
Net borrowings (repayments) on loan payable - related party	(21,726)	67,427
Net cash provided by financing activities	272,992	449,243

Net change in cash	(3,478)	141

Cash, beginning of period	13,307	21,192

Cash, end of period	$9,829	$21,333

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$3,213
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Conversion of convertible notes and interest to shares of common stock	$159,657	$325,517
Release of derivative liability on conversion of convertible notes payable	$167,497	$—
Capitalization of accrued interest to convertible notes payable and loans payable	$—	$56,280

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

On August 28, 2017, AITX completed the acquisition of RAD (the “Acquisition”), whereby AITX acquired all the ownership and equity interest in RAD for 3,350,000 shares of AITX Series E Preferred Stock and 2,450 shares of Series F Convertible Preferred Stock. AITX’s prior business focus was transportation services, and AITX was exploring the on-demand logistics market by developing a network of logistics partnerships. As a result of the closing of the Acquisition, AITX has succeeded to the business of RAD. As a result, AITX’s business going forward will consist of one segment activity which is the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs.

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

For the three months ended May 31, 2020, the Company had negative cash flow from operating activities of $271,832. As of May 31, 2020, the Company has an accumulated deficit of $23,647,567, and negative working capital of $17,310,925. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on July 28, 2020. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

In order to prepare financial statements in conformity with accounting principals generally accepted in the United States, management must make estimates, judgements and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value derivative liabilities.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There were no allowances provided for the three months ended May 31, 2020 and the year ended February 29, 2020.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As at both May 31, 2020 and February 29, 2020 we had a valuation reserve of $160,000.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At May 31, 2020 and February 29, 2020, the Company had no deferred development costs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
May 31, 2020
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$3,879,699	$—	$—	$3,879,699

February 29, 2020
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,890,688	$—	$—	$6,890,688

See Note 12 for specific inputs used in the multinomial lattice model used in determining fair value.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting, which is part of the FASB’s simplification initiative to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This update provides consistency in the accounting for share-based payments to nonemployees with that of employees. The updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Reclassifications

Certain reclassifications have been made in the 2019 financial statements to conform to the 2020 presentation.  These reclassifications have no effect on net loss for 2019.

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is earned primarily from two sources: 1) direct sales of goods or services and 2) short-term rentals. Direct sales of goods or services are accounted for under Topic 606, and short-term rentals are accounted for under Topic 842 (which addresses lease accounting and was adopted on March 1, 2019).

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019
Device rental activities	$60,321	$40,305
Direct sales of goods and services	3,000	—
	$63,321	$40,305

5. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	May 31, 2020	February 29, 2020
Revenue earning devices	$362,259	$362,259
Less: Accumulated depreciation	(145,729)	(123,088)
	$216,530	$239,171

During the three months ended May 31, 2020, the Company made total additions to revenue earning devices of $0.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended May 31, 2019, the Company made total additions to revenue earning devices of $32,843 including $27,128 in inventory transfers.

Depreciation expense was $22,641 and $15,765 for the three months ended May 31, 2020, and 2019 respectively.

6. FIXED ASSETS

Fixed assets consisted of the following:

	May 31, 2020	February 29, 2020
Automobile	$43,453	$41,953
Computer equipment	23,399	20,262
Office equipment	5,680	5,680
	72,532	67,895
Less: Accumulated depreciation	(57,111)	(51,637)
	$15,421	$16,258

During the three months ended May 31, 2020 made additions of $4,638 (May 31, 2019-$0).

Depreciation expense was $5,474 and $5,453 for the three months ended May 31, 2020, and 2019 respectively.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On November 18, 2019 the Company entered into another similar arrangement with the (February 1, 2019) investor above whereby the investor would advance up to $225,000  in exchange for a perpetual 2.25% rate Payment on the Company’s quarterly Revenues (commencing on quarter ending May 31, 2020). At May 31, 2020 the investor has fully funded this commitment.

On December 30, 2019 the Company entered into another similar arrangement with a new investor whereby the investor would advance up to $100,000  in exchange for a perpetual 1.00% rate Payment on the Company’s quarterly Revenues (commencing quarter ended November 30, 2020). At May 31, 2020 the investor has advanced $50,000 with the remainder to be advanced no later than June 30, 2020. If the total investor advances turns out to be less than $100,000, this would not constitute a breach of the agreement, rather the 1.00% rate would be adjusted on a pro-rata basis to 0.50%.

On April 22, 2020 the Company entered into another similar arrangement with the (first May 9, 2019) investor above whereby the investor would advance up to $100,000  in exchange for a perpetual 1.00% rate Payment on the Company’s quarterly Revenues. At May 31, 2020 the investor has fully funded this commitment.

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of May 31, 2020, the Company has not yet completed its assessment of the likely cash flows under these agreements, and thus, has not yet determined the effective interest rate under these agreements. The Company expects to have completed its analysis of the expected cash flows prior to the filing of the year end February 28, 2021 filing.

For the three months ended May 31, 2020, the Company has received $166,000 related to the deferred payment obligation bringing the balance to $1,725,000 at May 31, 2020. (February 29, 2020 -$1,559,000).

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. As of May 31, 2020, the Company has accrued approximately $41,527 in Payments (February 29, 2020 -$30,534). No amounts have been recorded to date as interest, as the amounts are immaterial.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		May 31,	February 29,
Issued	Maturity	Rate	Rate per Share		2020	2020
January 31, 2013	February 28, 2017 *	10%	$0.010	(3)	$ 119,091	$ 119,091
May 31, 2013	November 30, 2016 *	10%	$0.010	(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002	(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002	(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001	(3)	63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000	(3)	65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300	(3)	91,629	91,629
November 30, 2015	November 30, 2018*	10%	$0.300	(3)	269,791	269,791
February 29, 2016	February 28, 2019*	10%	60% discount	(2)	95,245	95,245
May 31, 2016	May 31, 2019*	10%	$0.003	(3)	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003	(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020*	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	50,000
April 26, 2017	April 26, 2018*	0%	$0.001		68	68
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount	(2)	22,610	22,610
May 15, 2017	May 15, 2018*	0%	$0.001		1,280	1,280
May 17, 2017	May 17, 2020*	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount	(2)	131,409	156,764
June 16, 2017	June 16, 2018*	0%	$0.001		750	750
July 6, 2017	July 6, 2018*	8%	40% discount	(2)	200,000	200,000
August 8, 2017	August 8, 2018*	8%	40% discount	(2)	125,000	125,000
July 28, 2017	July 28, 2018*	15%	40% discount	(2)	47,913	47,913
August 29, 2017	August 29, 2018*	15%	50% discount	(2)	162,250	162,250
October 4, 2017	May 4, 2018*	8%	40% discount	(2)	150,000	150,000
October 16, 2017	October 16, 2018*	15%	50% discount	(2)	328,537	328,537
November 22, 2017	November 22, 2018*	15%	50% discount	(2)	550,275	550,275
December 28, 2017	December 28, 2017*	10%	40% discount	(2)	55,508	57,008
December 29, 2017	December 29, 2018*	15%	50% discount	(2)	363,000	363,000
January 9, 2018	January 9, 2019*	8%	40% discount	(2)(1)	79,508	79,508
January 30, 2018	January 30, 2019*	15%	50% discount	(2)(1)	330,000	330,000
February 21, 2018	February 21, 2019*	15%	50% discount	(2)(1)	330,000	330,000
March 14, 2018	March 14, 2019*	10%	40% discount	(2)	37,873	50,000
June 7, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
April 9, 2018	April 9, 2019*	15%	50% discount	(2)	60,500	60,500
March 21, 2017	March 21, 2018*	8%	40% discount	(2)	40,000	40,000
April 20, 2018	April 20, 2019*	8%	40% discount	(2)	97,659	97,659
May 2, 2018	December 2, 2018*	10%	40% discount	(2)	70,682	70,682
May 4, 2018	May 4, 2019*	12%	50% discount	(2)	123,750	123,750
May 14, 2018	December 14, 2018*	10%	50% discount	(2)	33,542	33,542
May 23, 2018	May 23, 2019*	10%	50% discount	(2)	110,000	110,000
June 6, 2018	June 6, 2019*	15%	50% discount	(2)	282,949	282,949
June 19, 2018	March 19, 2019*	15%	50% discount	(2)	23,151	43,125
July 6, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
August 1, 2018	August 1, 2019*	15%	50% discount	(2)	35,750	35,750
August 23, 2018	August 23, 2019*	8%	45% discount	(2)	70,123	70,123
September 13, 2018	June 30, 2019*	12%	45% discount	(2)	9,200	9,200
September 17, 2018	March 17, 2019*	10%	50% discount	(2)	4,945	4,945
September 20, 2018	September 20, 2019*	15%	50% discount	(2)	43,285	43,285
September 24, 2018	June 24, 2019*	8%	40% discount	(2)	46,813	63,913
August 8, 2017	June 9, 2019*	8%	40% discount	(2)	125,000	125,000
November 8, 2018	August 15, 2019*	12%	45% discount	(2)	79,500	79,500
November 26, 2018	May 26, 2019*	10%	50% discount	(2)	44,799	44,799
August 29. 2019	August 29. 2020	8%	40% discount	(2)	26,250	26,250
					6,758,172	6,834,228

Less: current portion of convertible notes payable					(6,758,172)	(6,734,227)
Less: discount on noncurrent convertible notes payable					—	(30,486)
Noncurrent convertible notes payable, net of discount					$ —	$ 69,515

Current portion of convertible notes payable					$ 6,758,172	$ 6,734,227
Less: discount on current portion of convertible notes payable					(105,909)	(120,602)
Current portion of convertible notes payable, net of discount					$ 6,652,263	$ 6,613,625

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

__________

*	The indicated notes were in default as of May 31, 2020. Default interest rate 24%

(1)	The note is convertible beginning six months after the date of issuance.

(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

During both the three months ended May 31, 2020 and 2019, the Company incurred original issue discounts of $0, and debt discounts from derivative liabilities of $0 related to new convertible notes payable. During the three months ended May 31, 2020 and 2019, the Company recognized interest expense related to the amortization of debt discount of $72,029 and $483,350, respectively.

All the notes above are unsecured. As of May 31, 2020, the Company had total accrued interest payable of $3,286,457, all of which is classified as current.

The Company determined that the embedded conversion features in the convertibles notes described below should be accounted for as derivative liabilities as a result of their variable conversion rates.

During the three months ended May 31, 2020, the Company also had the following convertible note activity:

●

holders of certain convertible notes payable elected to convert a total of $76,055 of principal and $73,102 accrued interest, and $10,500 of fees into 6,068,336 shares of common stock. No gain or loss was recognized on conversions as these conversions occurred within the terms of the agreement that provided for conversion.

9. RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2019, the Company received net advances of $67,427 from its loan payable-related party. For the three months ended May 31, 2020 the Company repaid net advances of $21,726. At May 31, 2020, the loan payable-related party was $1,357,766 and $1,310,358 at February 28, 2020. Included in the balance due to the related party at May 31, 2020 is $726,498 of deferred salary and interest, $480,000 of which bears interest at 12%. At February 28, 2020, included in the balance due to the related party is $656,334 of deferred salary and interest, $426,000 of which bears interest at 12%. The accrued interest included in loan at May 31, 2020 and May 31, 2019 was $50,730 and $8,950, respectively.

During the three months ended May 31, 2020 and 2019, the Company was charged $50,695 and credited $97,074, respectively for consulting fees for research and development to a company owned by a principal shareholder. The credit received in the quarter ended May 31, 2019 were a result of billing corrections of $106,444 in credits from the prior period and the charges in the quarter ended May 31, 2019 were $9,370.

10. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 and $5,746 for the years ended February 29, 2020 and February 28, 2019, respectively. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both May 31, 2020 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at  both  May 31, 2020 and February 29, 2020  The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of May 31, 2020 and February 28, 2020, respectively, of which all were classified as current.. The Company ceased making payments of principal and interest in fiscal 2019 and the company has returned the remaining vehicles to the financing company for disposal.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable consisted of the following:

					Annual
					Interest
Date	Maturity	Description		Principal	Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	48,000	25%	*
August 10, 2018	September 1, 2018	Promissory note		10,000	25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	12,624	25%	*
August 16, 2018	October 1, 2018	Promissory note		10,000	25%	*
August 23, 2018	October 20, 2018	Promissory note	(21)	25,000	20%	*
October 11, 2018	October 11, 2019	Promissory note	(7)	17,000	20%	*
August 5, 2019	March 11, 2020	Factoring Agreement	(4)	25,775	(4)	*
November 12, 2019	August 11, 2020	Factoring Agreement	(10)	64,394	(10)
December 20, 2019	March 5, 2020	Factoring Agreement	(14)	7,480		*
October 17,2019	April 29, 2020	Factoring Agreement	(11)	20,761	(11)	*
September 27, 2019	April 4, 2020	Factoring Agreement	(12)	10,107	(12)	*
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432	15%	*
January 24, 2019	January 24, 2021	Loan	(8)	151,431	11%
May 9, 2019	June 30, 2019	Promissory note	(5)	7,850	15%	*
May 31, 2019	June 30, 2019	Promissory note	(6)	86,567	15%	*
June 26, 2019	June 26, 2020	Promissory note	(9)	79,104	15%
September 24, 2019	June 24 2020	Promissory note	(13)	12,000	15%
January 30, 2020	January 30, 2021	Promissory note	(15)	11,000	15%
February 27, 2020	February 27, 2021	Promissory note	(16)	5,000	15%
April 16, 2020	April 16, 2021	Promissory note	(17)	13,000	15%
May 12, 2020	May 12, 2021	Promissory note	(18)	43,500	15%
May 22, 2020	May 22, 2021	Promissory note	(19)	85,000	15%
April 3, 2020	April 3, 2021	Promissory note	(20)	27,697	20%

				851,722
Less current portion of loans payable				851,722
Non-current portion of loans payable				—

__________

*	Note is in default. No notice has been given by the note holder.

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

(4)

Total loan $79,750, repayable $475 per business day including fees and interest of $25,170. Original cash proceeds of $31,353 and $23,227 carried from previous loan less repayment of $39,250 ,including payments of $1,250 made during the quarter ended May 31, 2020. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(5)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567.

(7)	$6,000 repaid during the year ended February 29,2020.

(8)

$200,000 Canadian loan. Interest payable every calendar quarter commencing June30, 2019, if unpaid accrued interest to be paid at maturity. An additional interest amount calculated as 4% of RAD revenues from SCOT rentals for the fiscal years 2020 and 2021 shall be payable March 31, 2020 and March 31, 2021, respectively. Secured by a general security charging all of RAD’s present and after-acquired property in favor of the lender on a first priority basis subject to the following: the lender’s security in this respect shall be postponeable to security in favor of institutional financing obtained by RAD. Bonus interest of 10,304 has been accrued payable March 31, 2020.

(9)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104.

(10)

Total loan of $243,639, repayable $1,509 per week including fees and interest of $60,042. Original cash proceeds of $7,877, repayment of loans (5) and (13) totaling $15,732, partial repayment of fees of $5,566 all totaling $29,175, additional advances of $88,772 with remaining $65,551 to be advanced to the company over the remaining 18 weeks. The Company has repaid a total of $87,867, including payments of $9,998 made during the quarter ended May 31, 2020. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(11)

Total loan of $71,000, repayable $710 per business day including fees and interest of $21,000. Original proceeds of $50,000 less repayment of $50,249, including payments of $8,491 made during the quarter ended May 31, 2020. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(12)

Total loan of $59,960, repayable $590 per business day including fees and interest of $19,960. Original proceeds of $40,000 less repayment of $49,853, including payments of $4,786 made during the quarter ended May 31, 2020. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(13)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $3,000.

(14)

Total loan of $12,400, repayable $1,240 per week including fees and interest of $2,400. Original cash proceeds of $10,000, repayments of $4,920. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(15)	The note may be pre-payable at any time. The note balance includes 22% original issue discount of $2,450.

(16)	The note may be pre-payable at any time. The note balance includes 24% original issue discount of $1,200.

(17)	The note may be pre-payable at any time. The note balance includes an original issue discount of $3,850.

(18)	The note may be pre-payable at any time. The note balance includes an original issue discount of $8,000.

(19)	The note may be pre-payable at any time. The note balance includes an original issue discount of $15,000.

(20)

$40,000 CDN loan, both principal and interest are due at maturity, if unpaid there is a 10% penalty on unpaid balance. By consent of all parties lender may convert balance into Class F shares at $6,739 USD per share.

(21)

Principal repayable in one year. Interest repayable in 10 monthly instalments of $460 commencing January 11 ,2019 and secured by revenue earning devices having a net book value of at least $186,000. 25,000 repaid.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. DERIVATIVE LIABILITIES

As of May 31, 2020, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $3,879,699.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the three months ended May 31, 2020:

Strike price	$0.035 - $0.035
Fair value of Company common stock	$86,900 - $0.0001
Dividend yield	0.00%
Expected volatility	592.1% -439.3%
Risk free interest rate	0.15% - 0.12%
Expected term (years)	0.79 - 0.25

During the three months ended May 31, 2020, and 2019, the Company released $167,498 and $154,684, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended May 31, 2020 were as follows:

Balance as of February 28, 2020	$6,890,688
Release of derivative liability on conversion of convertible notes payable	(167,498)
Change in fair value of derivative liabilities	(2,843,491)
Balance as of May 31, 2020	$3,879,699

13. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary of Common Stock Activity

On March 27, 2020, the Company undertook a 10,000:1 reverse stock split and on August 24, 2018, the Company undertook a 100:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 8).

During the three months ended May 31, 2020, the Company issued 6,086,345 shares of its common stock for the conversion of debt and related interest and fees totaling $159,658 including $76,055 for of principal, $73,102 interest, $10,500 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 12).

Summary of Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2020	2,043	$ 156	1.81
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2020	2,043	$ 156	1.79

For the three months ended May 31, 2020 and May 31, 2019, the Company recorded a total of $0 and $0, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

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

In April 2019 the principals of WeSecure (see Note 9) filed lawsuit in California Superior Court seeking damages for this non-payment of this balance of WeSecure assets sold totaling $25,000, unpaid consulting fees payable to the two principals through September 2019 totaling $ $125,924.48, and labor code violations of $48,434.40, all totaling $199,358.88 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments as follows:

2019		2020		Total
6/30/19	$5,000	1/26/2020	$15,000
7/30/19	$5,000	2/25/2020	$15,000
8/29/19	$7,500	3/26/2020	$15,000
9/28/19	$7,500	4/25/2020	$15,000
10/28/19	$10,000	5/25/2020	$20,000
11/27/19	$10,000	6/25/2020	$20,000
12/27/19	$15,000	7/24/2020	$20,000

Total	$60,000		$120,000	$180,000

The company has fully accrued the above $180,000 at February 28, 2019.

As of May 31,2020 the Company paid $17,500. As of this filing the September 2019 through July 2020 instalments are in arrears.

The related legal costs are expensed as incurred.

Operating Lease

The Company currently maintains an office at 1218-1222 Magnolia Ave, Suite 106 Bldg. H ,Corona, California 92881 pursuant to a month to month lease which commenced March 1, 2019. The Company’s annual rent is $12,000 per year. RAD maintains a mailing address for 31103 Ranch Viejo Road, Suite d2114, San Juan Capistrano, California, for a nominal fee of $ 264/yr.

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. The Company has not paid but has accrued rent this quarter due to Covid-19. Rent expense was $3,000 for the three months ended May 31, 2020 and $3,000 for the three months ended May 31, 2019.

At May 31, 2020 the Company had no future minimum payments.

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of ant default of any condition the Company would be subject to certain financial penalties.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended May 31,
	2020	2019

Numerator:
Net income available to common shareholders	$1,975,276	$690,606

Denominator:
Weighted average shares - basic	1,537,353	23,970

Net income (loss) per share – basic	$1.28	$28.81

The anti-dilutive shares of common stock equivalents for the three months ended May 31, 2020 and 2019 were as follows:

	For the Three Months Ended May 31,
	2020	2019

Stock options and warrants	2,043	2,043
Convertible debt	565,423,796	934,488
Preferred stock	22,379,321	128,101
Total	587,805,160	1,064,632

16. SUBSEQUENT EVENTS

Subsequent to May 31, 2020:

Convertible note holders converted $567,766 of principal, $299,676 of interest and $5,500 of fees into 189,062,583 shares of the Company’s common stock.

On July 1, 2020 the Company entered into a similar agreement as that described in Note 7 with the first investor (therein described) whereby the investor would pay up to $800,000 in exchange for a perpetual 2.75% rate payment(Payment) on the Company’s reported quarterly revenue. These Payments are to be made 90 days after the fiscal quarter with the first payment being due no later than May 31, 2021. If the Payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor has agreed to pay $100,000 per ,month over an 8 month period with the first payment due July 2020 and the final payment no later than February 28, 2021. If the total investment turns out to be less than $800,000, there would not be a breach of the agreement, rather the Payment percentage would be adjusted on a pro-rata basis.

On July 22, 2020 the board of directors passed a resolution whereby the sole director agreed to return for cancellation, 816 of his 1000 Series F preferred shares to the Company.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Results of Operations for the Three Months Ended May 31, 2020 and 2019

The following table shows our results of operations for the three months ended May 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019	Dollars	Percentage
Revenues	$63,321	$40,305	$23,016	57%

Gross profit	54,031	21,186	32,845	155%

Operating expenses	392,762	350,240	42,522	12%

Loss from operations	(338,731)	(329,054)	(9,677)	3%

Other income (expense), net	2,314,007	1,019,660	1,294,347	127%

Net income	$1,975,276	$690,606	$1,284,670	186%

Revenue

Total revenue for the three-month period ended May 31, 2020 was $63,321 which represented an increase of $23,016, compared to total revenue of $40,305 for the three months ended May 31, 2019. This 57% increase is a result of a natural increase in business over time.

Gross profit

Total gross profit for the three-month period ended May 31, 2020 was $54,031 which represented an increase of $32,845, compared to gross profit of $21,186 for the three months ended May 31, 2019. The increase resulted primarily from the increased revenues noted above.

Operating Expenses

	Period		Change
	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019	Dollars	Percentage
Research and development	$81,723	$(26,994)	$108,717	(403%	)
General and administrative	282,923	356,016	(73,093)	(21%	)
Depreciation and amortization	28,116	21,218	6,898	33%
Operating expenses	$392,762	$350,240	$42,522	12%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended May 31, 2020 and May 31, 2019, were $392,762 and $350,240, respectively. The overall increase of $42,522 was primarily attributable to the following changes in operating expenses of:

●

General and administrative expenses decreased by $73,093. In comparing the three months ended May 31, 2020 and May 31, 2019 this decrease was primarily due to decreases in professional fees by $56,420 mostly due to a reduction in auditor fees, and travel decreased by $26,862.

●

Research and development increased by $108,717 due to credits received in the quarter ended May 31, 2019 that were a result of billing corrections of ($106,444) and the charges in the quarter ended May 31, 2019 were $9,370 compared to $50,695 for the quarter ended May 31, 2020.

●	Depreciation and amortization increased by $6,898 due to increases in fixed assets and revenue earning devices.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the three months ended May 31, 2020 and May 31, 2019, was $2,314,007 and $1,019,660, respectively. The $1,294,347 decrease in other income was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

In comparing the three months ended May 31, 2020 and the three months ended May 31, 2019, the change in fair value of derivative liabilities increased by $1,079,390 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●

Interest expense decreased by $327,466 due to a decrease in debt discounts that was partially offset by an increase in interest expense on debt. At May 31, 2020 convertible debt has reached maturity and in not being amortized any longer.

●	Gain on settlement of debt was nil the quarter ended May 31, 2020 and $112,509 in the prior year’s quarter.

Net incomes

We had net income of $1,975,276 for the three months ended May 31, 2020, compared to net income of $690,606 for the three months ended May 31, 2019. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

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

As of May 31, 2020, we had a cash balance of $9,829, accounts receivable of $64,781 and $17,410,324 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	May 31, 2020	February 29, 2020
Current assets	$99,399	$88,213
Current liabilities(1)	17,410,324	19,677,221
Working capital	$(17,310,925)	$(19,589,008)

__________

(1)

As of May 31, 2020 and February 28, 2020, current liabilities included approximately $3.9 million and $6.9 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of May 31, 2020 and February 28, 2020, we had a cash balance of $9,829 and $13,307, respectively.

Summary of Cash Flows

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019
Net cash used in operating activities	$(271,832)	$(443,387)
Net cash used in investing activities	$(4,637)	$(5,715)
Net cash provided by financing activities	$272,992	$449,243

Net cash used in operating activities.

Net cash used in operating activities for the three months ended May 31, 2020 was $271,832, which included a net income of $1,975,276, non-cash activity such as the change in fair value of derivative liabilities of ($2,843,491), change in operating assets of $426,074, amortization of debt discount of $72,029, increase in related party accrued payroll and interest of $70,164 and depreciation and amortization of $28,116 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the three months ended May 31, 2020 was $4,637, which was the purchase of fixed assets.

Net cash provided by financing activities.

Net cash provided by financing activities was $272,992 for the three months ended May 31, 2020. This consisted of proceeds from deferred payment obligation of $166,000, proceeds from loans payable $153,243,reduced by net repayments from loan payable – related party of $21,726 and repayments on loans payable of $24,525.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 29, 2020 filed with the SEC on July 28, 2010.

Related Party Transactions

For the three months ended May 31, 2019, the Company received net advances of $67,427 from its loan payable-related party. For the three months ended May 31, 2020 the Company repaid net advances of $21,726. At May 31, 2020, the loan payable-related party was $1,357,766 and $1,310,358 at February 28, 2020. Included in the balance due to the related party at May 31, 2020 is $726,498 of deferred salary and interest, $480,000 of which bears interest at 12%. At February 28, 2020, included in the balance due to the related party is $656,334 of deferred salary and interest, $426,000 of which bears interest at 12%. The accrued interest included in loan at May 31, 2020 and May 31, 2019 was $50,730 and $8,950, respectively.

During the three months ended May 31, 2020 and 2019, the Company was charged $50,695 and credited $97,074, respectively for consulting fees for research and development to a company owned by a principal shareholder. The credit received in the quarter ended May 31, 2019 were a result of billing corrections of $106,444in credits from the prior period and the charges in the quarter ended May 31, 2019 were $9,370.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of May 31, 2020, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

As of May 31, 2020 the Company has paid $17,500. As of this filing the September 2019 through July 2020 instalments are in arrears.

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

Artificial Intelligence Technology Solutions Inc.

Date: August 7, 2020	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director