Form 10-K/A
period 2020-02-29
Artificial Intelligence Technology Solutions Inc.
filed 2020-08-10
CIK 1498148

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Artificial Intelligence Technology Solutions Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its original Annual Report on Form 10-K for the fiscal year ended February 29, 2020 filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 28, 2020 (the “Form 10-K”) and Amendment No. 1 on form 10-K/A filed July 31, 2020, solely to disclose that the Company filed the Form 10-K after the May 29, 2020 deadline in reliance on the Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 4,2020 ( Release 34-88318) and modified March 25, 2020 (Release No. 34-88465), collectively (the “Order”) to delay the filing of the Form 10-K due to circumstances related to the coronavirus disease 2019 (“COVID-19”). This Amendment No. 2 is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from the Form 10-K, and to include updated certifications.

As disclosed in the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2020, the Company was unable to file this Annual Report within the prescribed time period due to the global COVID-19 pandemic and has relied on the Order to extend its original filing date. As a result of the pandemic, management’s full efforts have been focused on operating its business and evaluating available funding. The Company has been following the recommendations of local health authorities in the U.S., to minimize exposure risk for its employees, including temporarily closing its offices and requiring its employees to work remotely to the extent possible. As a result, the Company’s books and records were not easily accessible, resulting in delays in preparation and completion of its financial statements. Further, the various governmental mandatory closures of businesses as well as the overall safety of our staff have precluded the Company’s personnel, particularly its senior accounting staff, from obtaining access to its books and records necessary to prepare the Company’s financial statements that, once audited, comprise the essence of the Annual Report.

These unforeseen circumstances resulted in the Company being unable to file its Annual Report during the prescribed period without undue hardship and expense to the Company. As such, the Company is filing this Annual Report within 45 days of the Original Due Date in reliance on the Order in addition to the 15 day extension granted through form 12-b25 filed with the Commission on July 13, 2020.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

21.1	List of Subsidiaries. **

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation **
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labels **
101.PRE	XBRL Taxonomy Extension Presentation **

__________

*	Filed or furnished herewith.
**	Previously filed or furnished with Form 10-K/A Amendment No. 1 to Annual Report for 02-29-2020, filed with the Commission on July 31, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: August 10, 2020	By:	/s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garett Parsons	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)	August 10, 2020
Garett Parsons