Form 10-Q
period 2020-08-31
Artificial Intelligence Technology Solutions Inc.
filed 2020-10-15
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,117,828,097 shares of common stock were issued and outstanding as of October 13, 2020.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2020 (Unaudited)	February 29, 2020 *
ASSETS
Current assets:
Cash	$184,853	$13,307
Accounts receivable	52,074	50,117
Device parts inventory	24,789	24,789
Total current assets	261,716	88,213
Revenue earning devices, net of accumulated depreciation of $170,549 and $123,088 respectively	238,804	239,171
Fixed assets, net of accumulated depreciation of $60,654 and $51,637, respectively	8,325	16,258
Total assets	$508,845	$343,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,074,560	$1,144,660
Advances payable	1,594	1,597
Balance owed WeSecure	149,500	162,500
Customer deposits	10,500	10,000
Current portion of deferred variable payment obligation	50,349	30,534
Current portion of convertible notes payable, net of discount of $56,413 and $120,602 respectively	5,885,254	6,613,625
Loan payable - related party	1,386,617	1,310,358
Current portion of loans payable	993,267	696,154
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	3,254,967	2,778,583
Derivative liability	9,489,751	6,890,688
Total current liabilities	22,334,881	19,677,221
Convertible notes payable, net of discount of $0 and $30,486 respectively	—	69,515
Deferred variable payment obligation	2,525,000	1,559,000
Accrued interest payable	—	144,311
Total liabilities	24,859,881	21,450,047

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at August 31, 2020 and February 29, 2020, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding, respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 3,450 shares authorized; 2,634 and 3,450 shares issued and outstanding, respectively	2,634	3,450
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 530,030,215 and 418,415 shares issued and outstanding, respectively	5,300	4
Additional paid-in capital	8,128,418	4,334,564
Preferred stock to be issued	174,070	174,070
Accumulated deficit	(32,665,808)	(25,622,843)
Total stockholders’ deficit	(24,351,036)	(21,106,405)
Total liabilities and stockholders’ deficit	$508,845	$343,642

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Revenues	$76,082	$75,024	$139,403	$115,329

Cost of Goods Sold	36,011	22,163	45,301	41,775

Gross Profit	40,071	52,861	94,102	73,554

Operating expenses:
Research and development	108,678	145,982	190,401	120,308
General and administrative	568,378	444,310	851,301	798,513
Depreciation and amortization	30,360	25,250	58,476	46,468
Loss on disposal of fixed assets	553	—	553	—
Total operating expenses	707,969	615,542	1,100,731	965,289

Loss from operations	(667,898)	(562,681)	(1,006,629)	(891,735)

Other income (expense), net:
Change in fair value of derivative liabilities	(7,170,785)	712,466	(4,327,294)	2,476,567
Interest expense	(1,179,558)	(525,019)	(1,709,042)	(1,381,969)
Gain (loss) on settlement of debt	—	—	—	112,509
Total other income (expense), net	(8,350,343)	187,447	(6,036,336)	1,207,107

Net income (loss)	$(9,018,241)	$(375,234)	$(7,042,965)	$315,372

Net income ( loss) per share - basic	$(0.04)	$(6.91)	$(0.07)	$10.32
Net income (loss) per share - diluted	$(0.04)	$(0.64)	$(0.07)	$(1.31)

Weighted average common share outstanding - basic	200,780,577	54,303	101,158,965	30,549

Weighted average common share outstanding - diluted	200,780,577	1,465,645	101,158,965	1,441,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2019	4,350,000	$4,350	3,450	$177,520	20,026	$—	$3,395,606	$(19,409,194)	$(15,831,718)
Adjustment to derivative liability	—	—	—	—	—	—	154,684	—	154,684
Common stock issued for debt conversion	—	—	—	—	17,104	—	142,998	—	142,998
Stock based compensation	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	690,606	690,606
Balance at May 31 2019	4,350,000	$4,350	3,450	$177,520	37,130	$—	$3,693,288	$(18,718,588)	$(14,843,430)
Adjustment to derivative liability	—	—	—	—	—	—	228,634	—	228,634
Common stock issued for debt conversion	—	—	—	—	99,300	—	251,699	—	251,699
Stock based compensation	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	(375,234)	(375,234)
Balance at August 31 2019	4,350,000	$4,350	3,450	$177,520	136,430	$—	$4,173,621	$(19,093,822)	$(14,738,331)

Balance at February 29, 2020	4,350,000	$4,350	3,450	$177,520	418,415	$4	$4,334,564	$(25,622,843)	$(21,106,405)
Adjustment to derivative liability	—	—	—	—	—	—	167,497	—	167,497
Common stock issued for debt conversion	—	—	—	—	6,068,336	61	159,597	—	159,658
Rounding shares	—	—	—	—	9	—	—	—	—
Net income	—	—	—	—	—	—	—	1,975,276	1,975,276
Balance at May 31, 2020	4,350,000	$4,350	3,450	$177,520	6,486,760	$65	$4,661,658	$(23,647,567)	$(18,803,974)
Contributed Capital	—	—	—	—	—	—	(11,508)	—	(11,508)
Adjustment to derivative liability	—	—	—	—	—	—	1,560,733	—	1,560,733
Common stock issued for debt conversion	—	—	—	—	523,543,455	5,235	1,916,719	—	1,921,954
Cancellation of Series F Preferred Shares	—	—	(816)	(816)	—	—	816	—	—
Net income	—	—	—	—	—	—	—	(9,018,241)	(9,018,241)
Balance at August 31, 2020	4,350,000	$4,350	2,634	$176,704	530,030,215	$5,300	$8,128,418	$(32,665,808)	$(24,351,036)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31, 2020	Six Months Ended August 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(7,042,965)	$315,372
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	58,476	46,468
Loss on disposal of fixed assets	553	—
Change in fair value of derivative liabilities	4,327,294	(2,476,567)
Interest expense related to penalties from debt defaults	445,277	—
Amortization of debt discounts	156,525	657,058
(Gain) loss on settlement of debt	—	(112,509)
Increase in related party accrued payroll and interest	143,368	134,755
Changes in operating assets and liabilities:
Accounts receivable	(1,507)	(17,222)
Prepaid expenses	—	18,778
Device parts inventory	—	(3,153)
Accounts payable and accrued expenses	(53,100)	(46,510)
Accrued expense -related party	(2,955)	(10,967)
Current portion of deferred variable payment obligation for Payments (see Note 7)	19,815	—
Balance owed WeSecure	(13,000)	(10,000)
Accrued interest payable	1,058,845	504,616
Advances payable	—	(11,043)
Net cash used in operating activities	(903,374)	(1,010,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(51,731)	(23,572)
Proceeds on disposal of fixed assets	1,000	—
Net cash used in investing activities	(50,731)	(23,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from deferred variable payment obligation	966,000	819,750
Proceeds from loans payable	349,015	263,429
Repayment of loans payable	(113,752)	(100,038)
Cash acquired on consolidation of RAD G	(284)	—
Net borrowings (repayments) on loan payable - related party	(75,328)	35,738
Net cash provided by financing activities	1,125,651	1,018,879

Net change in cash	171,546	(15,617)

Cash, beginning of period	13,307	21,192

Cash, end of period	$184,853	$5,575

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,589	$8,654
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Inventory converted to revenue earning devices	$—	$97,788
Net assets on consolidation of RAD G	$11,508	—
Conversion of convertible notes and interest to shares of common stock	$2,081,612	$394,697
Release of derivative liability on conversion of convertible notes payable	$1,728,231	$383,318
Capitalization of accrued interest to convertible notes payable and loans payable	$—	$56,280

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

For the six months ended August 31, 2020, the Company had negative cash flow from operating activities of $903,374. As of August 31, 2020, the Company has an accumulated deficit of $32,665,808, and negative working capital of $22,073,165. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on July 28, 2020. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group, Inc. (see Note 16), Robotic Assistance Devices Mobile, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the entire year.

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

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There were no allowances provided for the six months ended August 31, 2020 and the year ended February 29, 2020.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As at both August 31, 2020 and February 29, 2020 we had a valuation reserve of $160,000.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At August 31, 2020 and February 29, 2020, the Company had no deferred development costs.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending February 29, 2021, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
August 31, 2020
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$9,489,751	$—	$—	$9,489,751

February 29, 2020
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,890,688	$—	$—	$6,890,688

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures. The Company adopted this March 1, 2020.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended August 31, 2020	Six Months Ended August 31, 2020
Device rental activities	$73,082	$130,203
Direct sales of goods and services	3,000	9,200
	$76,082	$139,403

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended August 31, 2019	Six Months Ended August 31, 2019
Device rental activities	$52,621	$84,924
Direct sales of goods and services	22,403	30,405
	$75,024	$115,329

5. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	August 31, 2020	February 29, 2020
Revenue earning devices	$409,353	$362,259
Less: Accumulated depreciation	(170,549)	(123,088)
	$238,804	$239,171

During the six months ended August 31, 2020, the Company made total additions to revenue earning devices of $47,094. During the six months ended August 31, 2019, the Company made total additions to revenue earning devices of $121,360 including $97,788 in inventory transfers.

Depreciation expense was $24,820 and $47,461 for the three and six months ended August 31, 2020, respectively, and $19,789 and $35,556 for the three and six months ended August 31, 2019, respectively.

6. FIXED ASSETS

Fixed assets consisted of the following:

	August 31, 2020	February 29, 2020
Automobile	$43,453	$41,953
Computer equipment	23,399	20,262
Office equipment	2,127	5,680
	68,979	67,895
Less: Accumulated depreciation	(60,654)	(51,637)
	$8,325	$16,258

During both  the three months and six months ended August 31, 2020 the Company made additions of $4,638. The Company made no additions for the six months ended August 31, 2020.

The Company disposed of office equipment having an original cost of $3,550 and a net book value of $1,553 for $1,000 in proceeds and recorded a $553 loss on disposal of fixed assets.

Depreciation expense was $5,541 and $11,015 for the three and six months ended August 31, 2020, respectively, and $5,461 and $10,912 for the three and six months ended August 31, 2019, respectively.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

These variable payments (Payments) are to be made either 30 days up to 90 days after the fiscal quarter depending on the agreement. If the Payments would deplete RAD’s available cash by a percentage between 1% and 31% depending on the rate Payment, the Payments may be deferred for up to 12 months after the quarterly report at an interest rate of 6% per annum on the unpaid amount.

On November 18, 2019 the Company entered into another similar arrangement with the (February 1, 2019) investor above whereby the investor would advance up to $225,000  in exchange for a perpetual 2.25% rate Payment on the Company’s quarterly Revenues (commencing on quarter ending May 31, 2020). At May 31, 2020 the investor has fully funded this commitment.

On December 30, 2019 the Company entered into another similar arrangement with a new investor whereby the investor would advance up to $100,000  in exchange for a perpetual 1.00% rate Payment on the Company’s quarterly Revenues (commencing quarter ended November 30, 2020). At May 31, 2020 the investor has advanced $50,000 with the remainder to be advanced no later than June 30, 2020. As the investor has only advanced the $50,000 the 1.00% rate Payment  has been adjusted on a pro-rata basis to 0.50%.

On April 22, 2020 the Company entered into another similar arrangement with the (first May 9, 2019) investor above whereby the investor would advance up to $100,000  in exchange for a perpetual 1.00% rate Payment on the Company’s quarterly Revenues. At May 31, 2020 the investor has fully funded this commitment.

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of August 30, 2020, the Company has not yet completed its assessment of the likely cash flows under these agreements, and thus, has not yet determined the effective interest rate under these agreements. The Company expects to have completed its analysis of the expected cash flows prior to the filing of the year end February 28, 2021 filing.

On July 1, 2020 the Company entered into a similar agreement with the first investor whereby the investor would pay up to $800,000 in exchange for a perpetual 2.75% rate payment (Payment) on the Company’s reported quarterly revenue. These Payments are to be made 90 days after the fiscal quarter with the first payment being due no later than May 31, 2021. If the Payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor has agreed to pay $100,000 per month over an 8 month period with the first payment due July 2020 and the final payment no later than February 28, 2021. As at August 31, 2020 the investor has fully funded the $800,000 commitment

On August 27, 2020 the Company and the first investor referred to above consolidated the three separate agreements of February 1, 2019 for $900,000, November 18, 2019 for $225,000 and July 1, 2020 for $800,000 into a new agreement for  a total of $1,925,000. This new agreement is for similar terms as the above agreements save for the following: the rate payment is revised to 14.25% payable on revenues commencing the quarter ended August 31, 2020  and the Payments will be secured by the assets of the Company. This interest may be secured by UCC filing  but is subordinated to equipment financing on the products the Company leases to its customers.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments.

For the six months ended August 31, 2020, the Company has received $966,000 related to the deferred payment obligation bringing the balance to $2,525,000 at August 31, 2020. (February 29, 2020 -$1,559,000).

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. For the three months and six months ended August 31, 2020 the  Company accrued $8,821 and $19,814 in Payments. As of August 31, 2020, the Company has accrued a total of $50,349 in Payments (February 29, 2020 -$30,534). No amounts have been recorded to date for interest on Payments, as the amounts are immaterial.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		August 31,	February 29,
Issued	Maturity	Rate	Rate per Share		2020	2020
January 31, 2013	February 28, 2017 *	10%	$0.010	(3)	$119,091	$119,091
May 31, 2013	November 30, 2016 *	10%	$0.010	(3)	261,595	261,595
August 31, 2014	November 30, 2016 *	10%	$0.002	(3)	355,652	355,652
November 30, 2014	November 30, 2016 *	10%	$0.002	(3)	103,950	103,950
February 28, 2015	February 28, 2017 *	10%	$0.001	(3)	63,357	63,357
May 31, 2015	August 31, 2017*	10%	$1.000	(3)	65,383	65,383
August 31, 2015	August 31, 2017*	10%	$0.300	(3)	91,629	91,629
November 30, 2015	November 30, 2018*	10%	$0.300	(3)	269,791	269,791
February 29, 2016	February 28, 2019*	10%	60% discount	(2)	95,245	95,245
May 31, 2016	May 31, 2019*	10%	$0.003	(3)	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003	(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020*	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021	8%	35% discount	(2)	50,000	50,000
April 26, 2017	April 26, 2018*	0%	$0.001		68	68
May 1, 2017	May 1, 2021	8%	35% discount	(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount	(2)	—	22,610
May 15, 2017	May 15, 2018*	0%	$0.001		1,280	1,280
May 17, 2017	May 17, 2020*	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount	(2)	—	156,764
June 16, 2017	June 16, 2018*	0%	$0.001		750	750
July 6, 2017	July 6, 2018*	8%	40% discount	(2)	—	200,000
August 8, 2017	August 8, 2018*	8%	40% discount	(2)	44,990	125,000
July 28, 2017	July 28, 2018*	15%	40% discount	(2)	47,913	47,913
August 29, 2017	August 29, 2018*	15%	50% discount	(2)	47,156	162,250
October 4, 2017	May 4, 2018*	8%	40% discount	(2)	150,000	150,000
October 16, 2017	October 16, 2018*	15%	50% discount	(2)	328,537	328,537
November 22, 2017	November 22, 2018*	15%	50% discount	(2)	546,920	550,275
December 28, 2017	December 28, 2017*	10%	40% discount	(2)	—	57,008
December 29, 2017	December 29, 2018*	15%	50% discount	(2)	363,000	363,000
January 9, 2018	January 9, 2019*	8%	40% discount	(2)(1)	79,508	79,508
January 30, 2018	January 30, 2019*	15%	50% discount	(2)(1)	330,000	330,000
February 21, 2018	February 21, 2019*	15%	50% discount	(2)(1)	252,965	330,000
March 14, 2018	March 14, 2019*	10%	40% discount	(2)	37,875	50,000
June 7, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
April 9, 2018	April 9, 2019*	15%	50% discount	(2)	60,500	60,500
March 21, 2017	March 21, 2018*	8%	40% discount	(2)	40,000	40,000
April 20, 2018	April 20, 2019*	8%	40% discount	(2)	97,659	97,659
May 2, 2018	December 2, 2018*	10%	40% discount	(2)	—	70,682
May 4, 2018	May 4, 2019*	12%	50% discount	(2)	123,750	123,750
May 14, 2018	December 14, 2018*	10%	50% discount	(2)	—	33,542
May 23, 2018	May 23, 2019*	10%	50% discount	(2)	113,500	110,000
June 6, 2018	June 6, 2019*	15%	50% discount	(2)	282,949	282,949
June 19, 2018	March 19, 2019*	15%	50% discount	(2)	110,781	43,125
July 6, 2017	June 9, 2019*	8%	40% discount	(2)	200,000	200,000
August 1, 2018	August 1, 2019*	15%	50% discount	(2)	35,750	35,750
August 23, 2018	August 23, 2019*	8%	45% discount	(2)	—	70,123
September 13, 2018	June 30, 2019*	12%	45% discount	(2)	9,200	9,200
September 17, 2018	March 17, 2019*	10%	50% discount	(2)	—	4,945
September 20, 2018	September 20, 2019*	15%	50% discount	(2)	43,285	43,285
September 24, 2018	June 24, 2019*	8%	40% discount	(2)	45,663	63,913
August 8, 2017	June 9, 2019*	8%	40% discount	(2)	125,000	125,000
November 8, 2018	August 15, 2019*	12%	45% discount	(2)	79,500	79,500
November 26, 2018	May 26, 2019*	10%	50% discount	(2)	—	44,799
August 29, 2019	August 29, 2020*	8%	40% discount	(2)	28,875	26,250
					5,941,667	6,834,228

Less: current portion of convertible notes payable					(5,941,667)	(6,734,227)
Less: discount on noncurrent convertible notes payable					—	(30,486)
Noncurrent convertible notes payable, net of discount					$—	$69,515

Current portion of convertible notes payable					$5,941,667	$6,734,227
Less: discount on current portion of convertible notes payable					(56,413)	(120,602)
Current portion of convertible notes payable, net of discount					$5,885,254	$6,613,625

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

*	The indicated notes were in default as of August 31, 2020. Default interest rate 24%

(1)	The note is convertible beginning six months after the date of issuance.

(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

During both the three months ended August 31, 2020 and 2019, the Company incurred original issue discounts of $0, and debt discounts from derivative liabilities of $0 related to new convertible notes payable. During the three months ended August 31, 2020 and 2019, the Company recognized interest expense related to the amortization of debt discount of $35,551 and $161,870, respectively. The Company recorded penalty interest of $445,277 and $0 during the three months ended August 31, 2020 and August 31, 2019, respectively.

During both the six months ended August 31, 2020 and 2019, the Company incurred original issue discounts of $0 and derivative discounts of $0, respectively, related to new convertible notes payable. During the six months ended August 31, 2020 and 2019, the Company recognized interest expense related to the amortization of debt discount of $94,675 and $660,100, respectively. The Company recorded penalty interest of $445,277 and $32,553 during the six months ended August 31, 2020 and August 31, 2019, respectively.

All the notes above are unsecured. As of August 31, 2020, the Company had total accrued interest payable of $3,254,967 all of which is classified as current.

The Company determined that the embedded conversion features in the convertibles notes described below should be accounted for as derivative liabilities as a result of their variable conversion rates.

During the six months ended August 31, 2020, the Company also had the following convertible note activity:

●	The company recorded $445,277 in penalties as increases on various notes, with a corresponding charge to interest.

●

holders of certain convertible notes payable elected to convert a total of $1,337,838 of principal and $726,774 accrued interest, and $17,000 of fees into 529,611,800 shares of common stock. No gain or loss was recognized on conversions as these conversions occurred within the terms of the agreement that provided for conversion.

9. RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2019, the Company borrowed net advances of $35,738 from its loan payable-related party. For the six months ended August 31, 2020 the Company repaid net advances of $75,328. At August 31, 2020, the loan payable-related party was $1,386,617 and $1,310,358 at February 29, 2020. Included in the balance due to the related party at August 31, 2020 is $799,702 of deferred salary and interest, $540,000 of which bears interest at 12%. At February 29, 2020, included in the balance due to the related party is $656,334 of deferred salary and interest, $426,000 of which bears interest at 12%. The accrued interest included in loan at August 31, 2020 and August 31, 2019 was $67,090 and $34,917, respectively.

During the three and six months ended August 31, 2020 and 2019, the Company was charged $61,121 and credited $111,816, respectively for consulting fees for research and development to a company owned by a principal shareholder. During the three and six months ended August 31, 2019 the Company paid $54,222 and $(42,852), respectively in consulting fees for research and development to a company owned by a principal shareholder. The credit received in the quarter ended May 31, 2019 were a result of billing corrections of ($106,444) and after adjusting for this, would bring total charges in the six months ended August 31, 2019 to $63,592.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 and $5,746 for the years ended February 29, 2020 and February 28, 2019, respectively. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both August 31, 2020 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both August 31, 2020 and February 29, 2020  The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of August 31, 2020 and February 28, 2020, respectively, of which all were classified as current. The Company ceased making payments of principal and interest in fiscal 2019 and the company has returned the remaining vehicles to the financing company for disposal.

11. LOANS PAYABLE

Loans payable consisted of the following:

						Annual
Date	Maturity	Description		Principal		Interest Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000		25%	*
August 10, 2018	September 1, 2018	Promissory note		10,000		25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	12,624		25%	*
August 16, 2018	October 1, 2018	Promissory note		10,000		25%	*
August 23, 2018	October 20, 2018	Promissory note	(21)	25,000		20%	*
October 11, 2018	October 11, 2019	Promissory note	(7)	17,000		20%	*
August 5, 2019	March 11, 2020	Factoring Agreement	(4)	21,250	(4)		*
November 12, 2019	August 11, 2020	Factoring Agreement	(10)	3,292	(10)		*
December 20, 2019	March 5, 2020	Factoring Agreement	(14)	7,480			*
October 17, 2019	April 29, 2020	Factoring Agreement	(11)	—	(11)
September 27, 2019	April 4, 2020	Factoring Agreement	(12)	8,857	(12)		*
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432		15%	*
January 24, 2019	January 24, 2021	Loan	(8)	151,431		11%
May 9, 2019	June 30, 2019	Promissory note	(5)	7,850		15%	*
May 31, 2019	June 30, 2019	Promissory note	(6)	86,567		15%	*
June 26, 2019	June 26, 2020	Promissory note	(9)	79,104		15%	*
September 24, 2019	June 24 2020	Promissory note	(13)	12,000		15%	*
January 30, 2020	January 30, 2021	Promissory note	(15)	11,000		15%
February 27, 2020	February 27, 2021	Promissory note	(16)	5,000		15%
April 16, 2020	April 16, 2021	Promissory note	(17)	13,000		15%
May 12, 2020	May 12, 2021	Promissory note	(18)	43,500		15%
May 22, 2020	May 22, 2021	Promissory note	(19)	85,000		15%
June 2, 2020	June 2, 2021	Promissory note	(23)	62,000		15%
June 9, 2020	June 9, 2021	Promissory note	(24)	31,000		15%
June 12, 2020	June 12, 2021	Promissory note	(25)	50,000		15%
June 16, 2020	June 16, 2021	Promissory note	(26)	42,000		15%
April 3, 2020	April 3, 2021	Promissory note	(20)	27,697		20%
August 31, 2020	August 31, 2021	Promissory note	(22)	44,183		20%
				$993,267
Less current portion of loans payable				993,267
Non-current portion of loans payable				$—

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

*	Note is in default. No notice has been given by the note holder.

(1)

Repayable in 12 monthly instalments of $2,376 commencing September 16, 2018 and secured by revenue earning devices having a net book value of at least $25,000. Only $12,376 has been repaid by the Company and no notices have been received. Accrued interest of $1,511 has been recorded.

(2)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882.

(3)

Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of at least $48,000. No repayments have been made by the Company and no notices have been received.

(4)

Total loan $79,750, repayable $475 per business day including fees and interest of $25,170. Original cash proceeds of $31,353 and $23,227 carried from previous loan less repayment of $58,500, including payments of $5,775 made during the six months ended August 31, 2020. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(5)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567.

(7)	$6,000 repaid during the year ended February 29, 2020.

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

(10)

Total loan of $243,639, repayable $1,509 per week including fees and interest of $60,042. Original cash proceeds of $7,877, repayment of loans (5) and (13) totaling $15,732, partial repayment of fees of $5,566 all totaling $29,175, additional advances of $88,772 with remaining $65,551 to be advanced to the company over the remaining 18 weeks. The Company has repaid a total of $148,789, including payments of $71,100 made during the six months ended August 31, 2020. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

(11)	Total loan of $71,000, repayable $710 per business day including fees and interest of $21,000. Original proceeds of $50,000. Loan fully repaid at August 31, 2020.

(12)

Total loan of $59,960, repayable $590 per business day including fees and interest of $19,960. Original proceeds of $40,000 less repayment of $51,103, including payments of $6,036 made during the quarter ended August 31, 2020. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty by the controlling shareholder of the Company.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(22)

$60,000 CDN loan, principal is due at maturity, interest is payable commencing the third month after the loan over the remaining 10 months. If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties lender may convert balance into Class F shares at $6,739 USD per share.

(23)	The note may be pre-payable at any time. The note balance includes an original issue discount of $12,000.

(24)	The note may be pre-payable at any time. The note balance includes an original issue discount of $6,000.

(25)	The note may be pre-payable at any time. The note balance includes an original issue discount of $10,000.

(26)	The note may be pre-payable at any time. The note balance includes an original issue discount of $7,000.

12. DERIVATIVE LIABILITIES

As of August 31, 2020, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $9,489,751.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the three months ended August 31, 2020:

Strike price	$0.035 - $0.005
Fair value of Company common stock	$0.059 - $0.0065
Dividend yield	0.00%
Expected volatility	556.4% - 359.2%
Risk free interest rate	0.16% - 0.08%
Expected term (years)	0.67 - 0.25

During the three months ended August 31, 2020, and 2019, the Company released $1,560,733 and $228,634, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes. During the six months ended August 31, 2020, and 2019, the Company released $1,728,231 and $383,318, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended August 31, 2020 were as follows:

Balance as of February 28, 2020	$6,890,688
Release of derivative liability on conversion of convertible notes payable	(1,728,231)
Change in fair value of derivative liabilities	4,327,294
Balance as of August 31, 2020	$9,489,751

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

During the six months ended August 31, 2020, the Company issued 529,611,800 shares of its common stock for the conversion of debt and related interest and fees totaling $2,081,613 including $1,337,838 of principal, $726,7745 interest, $17,000 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 12).

Summary of Preferred Stock Activity

On July 22, 2020 the board of directors passed a resolution whereby the sole director agreed to return for cancellation, 816 of his 1000 Series F preferred shares to the Company.

Summary of Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2020	2,043	$ 156	1.81
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2020	2,043	$ 156	1.79

For the six months ended August 31, 2020 and August 31, 2019, the Company recorded a total of $0 and $0, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

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

In April 2019 the principals of WeSecure (see Note 9) filed lawsuit in California Superior Court seeking damages for this non-payment of this balance of WeSecure assets sold totaling $25,000, unpaid consulting fees payable to the two principals through September 2019 totaling $125,924, and labor code violations of $48,434, all totaling $199,358 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments as follows:

2019		2020		Total
6/30/19	$5,000	1/26/2020	$15,000
7/30/19	$5,000	2/25/2020	$15,000
8/29/19	$7,500	3/26/2020	$15,000
9/28/19	$7,500	4/25/2020	$15,000
10/28/19	$10,000	5/25/2020	$20,000
11/27/19	$10,000	6/25/2020	$20,000
12/27/19	$15,000	7/24/2020	$20,000

Total	$60,000		$120,000	$180,000

The company has fully accrued the above $180,000 at February 28, 2019.

As of August 31, 2020 the Company paid $30,500. As of this filing the October 2019 through July 2020 instalments are in arrears. The Company repaid $13,000 towards these arrears in the three months ended August 31, 2020 included in the total payments above.

The related legal costs are expensed as incurred.

Operating Lease

The Company currently maintains an office at 1218-1222 Magnolia Ave, Suite 106 Bldg. H, Corona, California 92881 pursuant to a month to month lease which commenced March 1, 2019. The Company’s annual rent is $12,000 per year. RAD maintains a mailing address for 31103 Ranch Viejo Road, Suite d2114, San Juan Capistrano, California, for a nominal fee of $264/yr.

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. The Company has not paid but has accrued rent this quarter due to Covid-19. Rent expense was $4,300 and $7,300 for the three and six months ended August 31, 2020, respectively and $1,000 and $4,000 for the three and six months ended August 31, 2019, respectively.

At August 31, 2020 the Company had no future minimum payments.

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of ant default of any condition the Company would be subject to certain financial penalties.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Numerator:
Net income (loss) available to common shareholders	$(9,018,241)	$(375,234)	$(7,042,965)	$315,372

Effect of common stock equivalents:
Add: interest expense on convertible debt	588,817	150,848	999,966	281,204
Add Penalty interest on convertible debt	445,277	—	445,277	—
Add (less) loss (gain) on change of derivative liabilities	7,170,785	(712,466)	4,327,294	(2,476,567)
Net income (loss) adjusted for common stock equivalents	(813,362)	(936,852)	(1,270,428)	(1,879,991)

Denominator:
Weighted average shares - basic	200,780,577	54,303	101,158,965	30,549

Net income (loss) per share – basic	$(0.04)	$(6.91)	$(0.07)	$10.32

Dilutive effect of common stock equivalents:
Convertible Debt	—	940,656	—	940,656
Preferred shares	—	470,686	—	470,686
	—	1,411,342	—	1,411,342
Denominator:
Weighted average shares – diluted	200,780,577	1,465,645	101,158,965	1,441,891

Net income (loss) per share – diluted	$(0.04)	$(0.64)	$(0.07)	$(1.31)

The anti-dilutive shares of common stock equivalents for the three and six months ended August 31, 2020 and August 31, 2019 were as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Convertible notes and accrued interest	3,610,181,585	—	3,610,181,585	—
Convertible Class C Preferred shares	1,828,604,242	—	1,828,604,242	—
Total	5,438,785,827	—	5,438,785,827	—

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16. ROBOTIC ASSISTANCE DEVICES GROUP, INC. CONSOLIDATION

In the quarter ended August 31, 2020, one of Robotics Assistance Devices, Inc.’s (“RAD”) lenders entered receivership under the US Bankruptcy Courts supervision. The trustee assigned to the bankruptcy estate used powers granted under the loan agreement with RAD to take over and control RAD’s bank accounts which allowed the trustee to transfer all funds available to the bankruptcy estate in partial repayment of the loan, which amounted to approximately

$50,200. Because the trustee of the bankruptcy estate maintained effective control of RAD’s bank accounts, one member of Management transferred control of an entity under his control to the Company in order to transfer the conduct of RAD business to the new entity, Robotics Assistance Devices Group, Inc. (“RAD G”) Because of this, the Company has consolidated RAD G beginning on June 1, 2020. The table below shows the assets and liabilities consolidated on June 1, 2020 that were contributed:

Cash	$(283)
Accounts receivable	450
Other liabilities	(11,675)
Net liabilities contributed	$(11,508)

17. SUBSEQUENT EVENTS

Subsequent to August 31, 2020 through to October 13, 2020:

Convertible note holders converted $537,659 of principal, $234,805 of interest and $3,000 of fees into 587,797,882 shares of the Company’s common stock.

On October 6, 2020 and investor entered into a secured loan agreement whereby the investor advanced $150,000, with an effective interest rate of approximately 19% and a March 6, 2023 maturity. Principal and interest are to be repaid commencing on December 6, 2020 in 6 instalments of $2,000 per month followed by 22 instalments of $8,500 per month. The loan is secured by revenue producing devices having an estimated net book value of approximately $200,000.

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

Results of Operations for the Three Months Ended August 31, 2020 and 2019

The following table shows our results of operations for the three months ended August 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended August 31, 2020	Three Months Ended August 31, 2019	Dollars	Percentage
Revenues	$76,082	$75,024	$1,058	1%

Gross profit	40,071	52,861	(12,790)	(24%	)

Operating expenses	707,969	615,542	92,427	15%

Loss from operations	(667,898)	(562,681)	(105,217)	19%

Other income (expense), net	(8,350,343)	187,447	(8,537,790)	(4555%	)

Net loss	$(9,018,241)	$(375,234)	$(8,643,007)	(2303%	)

Revenue

Total revenue for the three month period ended August 31, 2020 was $76,082 which represented an increase of $1,058, compared to total revenue of $75,024 for the three months ended August 31, 2019. This 1% increase is explained by a 23% increase in rental revenues partially offset by a $16,000 reduction in discontinued monitoring revenues from 2019.

Gross profit

Total gross profit for the three month period ended August 31, 2020 was $40,071 which represented a decrease of $12,790, compared to gross profit of $52,861 for the three months ended August 31, 2019. The decrease resulted primarily from higher costs of revenues which are based on allocations of personnel and charges in 2020.

Operating Expenses

	Period		Change
	Three Months Ended August 31, 2020	Three Months Ended August 31, 2019	Dollars	Percentage
Research and development	$108,678	$145,982	$(37,304)	(26%	)
General and administrative	568,378	444,310	124,068	28%
Depreciation and amortization	30,360	25,250	5,110	20%
Loss on disposal of fixed assets	553	—	553	—
Operating expenses	$707,969	$615,542	$92,427	15%

Our operating expenses were comprised of general and administrative expenses, research and development, loss on disposal of fixed assets and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended August 31, 2020 and August 31, 2019, were $707,969 and $615,542, respectively. The overall increase of $92,427 was primarily attributable to the following changes in operating expenses of:

●

General and administrative expenses increased by $124,068. In comparing the three months ended August 31, 2020 and August 31, 2019 this increase was primarily due to increases in subcontractor and professional fees.

●	Research and development decreased by $37,304 due to greater development efforts in 2019 in creating new products.

●	Depreciation and amortization increased by $5,110 due to increases in revenue earning devices.

●	Loss on disposal was $553 for the three months ended August 31, 2020. There were no disposals in the corresponding prior year period.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the three months ended August 31, 2020 and August 31, 2019, was ($8,350,343) and $187,447, respectively. The 8,537,7904 decrease in other income was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

In comparing the three months ended August 31, 2020 and the three months ended August 31, 2019, the change in fair value of derivative liabilities decreased by $7,883,251 due to the re-valuation of derivative liability on convertible notes and accrued interest based on the change in the market price of the Company’s common stock. The valuation of the derivatives associated with our convertible notes and accrued interest of the notes is dependent upon a number of estimates developed by management. Included in those estimates are the timing and availability of common stock underlying the conversion of the notes and accrued interest. Our notes generally contain provisions such that the holders are barred from conversion of any amount of principal or interest should that conversion cause their ownership of common stock to exceed 4.99% of the then outstanding common stock of the Company. Because of this, the amount of the derivative can at times be limited due to this factor. In the quarter ended August 31, 2020, the availability of shares underlying the conversion was significantly higher than in previous periods. The result of this was a significant increase in the liability reported as of August 31, 2020.

●	Interest expense increased by $654,569 due to an increase in interest expense on debt and $445,277 in penalty interest.

Net incomes

We had net loss of $9,018,241 for the three months ended August 31, 2020, compared to net loss of $375,234 for the three months ended August 31, 2019. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Results of Operations for the Six Months Ended August 31, 2020 and 2019

The following table shows our results of operations for the six months ended August 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Six Months Ended August 31, 2020	Six Months Ended August 31, 2019	Dollars	Percentage
Revenues	$139,403	$115,329	$24,074	21%

Gross profit	94,102	73,554	20,548	28%

Operating expenses	1,100,731	965,289	135,442	14%

Loss from operations	(1,006,629)	(891,735)	(114,894)	13%

Other income (expense), net	(6,036,336)	1,207,107	(7,243,443)	(600%	)

Net loss	$(7,042,965)	$315,372	$(7,358,337)	(2333%	)

Revenue

Total revenue for the six month period ended August 31, 2020 was $139,403 which represented an increase of $24,074, compared to total revenue of $115,29 for the three months ended August 31, 2019. This 12% increase is a result of a natural growth over time as the customer grows its customer base.

Gross profit

Total gross profit for the six month period ended August 31, 2020 was $94,102 which represented and increase of $20,548, compared to gross profit of $73,554 for the three months ended August 31, 2019. The increase resulted primarily from the increased revenues noted above.

Operating Expenses

	Period		Change
	Six Months Ended August 31, 2020	Six Months Ended August 31, 2019	Dollars	Percentage
Research and development	$190,401	$120,308	$70,093	58%
General and administrative	851,301	798,513	52,788	7%
Depreciation and amortization	58,476	46,468	12,008	26%
Loss on impairment of fixed assets	553	—	553	—
Operating expenses	$1,100,731	$965,289	$135,442	14%

Our operating expenses were comprised of general and administrative expenses, research and development, loss on disposal of fixed assets and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the six month period ended August 31, 2020 and August 31, 2019, were $1,100,731 and $965,289, respectively. The overall decrease of $135,442 was primarily attributable to the following changes in operating expenses of:

●

General and administrative expenses increased by $52,788. In comparing the six months ended August 31, 2020 and August 31, 2019 this increase was primarily due to increases in subcontractors by $81,332, professional fees by $35,135, software and technology expenses by $20,798 offset by decreases in travel by $70,466.

●

Research and development increased by $70,093 mostly due to due to credits received in the quarter ended May 31, 2019 that were a result of billing corrections of ($106,444). When taking those 2019 credits into consideration research and development in 2019 was actually $36,351 higher due to greater development efforts in the six months ended August 31, 2019 in creating new products.

●	Depreciation and amortization increased by $12,008 due to increases in revenue earning devices.

●	Loss on disposal was $553 for the three months ended August 31, 2020. There were no disposals in the corresponding prior year period.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the six months ended August 31, 2020 and August 31, 2019, was ($6,036,336) and $1,207,107, respectively. The 7,243,443 decrease in other income was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

In comparing the six months ended August 31, 2020 and the six months ended August 31, 2019, the change in fair value of derivative liabilities decreased by $6,803,861 due to the re-valuation of derivative liability on convertible notes and accrued interest based on the change in the market price of the Company’s common stock. The valuation of the derivatives associated with our convertible notes and accrued interest of the notes is dependent upon a number of estimates developed by management. Included in those estimates are the timing and availability of common stock underlying the conversion of the notes and accrued interest. Our notes generally contain provisions such that the holders are barred from conversion of any amount of principal or interest should that conversion cause their ownership of common stock to exceed 4.99% of the then outstanding common stock of the Company. Because of this, the amount of the derivative can at times be limited due to this factor. In the quarter ended August 31, 2020, the availability of shares underlying the conversion was significantly higher than in previous periods. The result of this was a significant increase in the liability reported as of August 31, 2020.

●

Interest expense increased by $327,073 due to an increase in interest expense on debt and $445,277 in penalty interest which was partially offset by a reduction in amortization of debt discounts of $500,533.At August 31, 2020 most of the debt has reached maturity and has been fully amortized. Interest expense for the 6 months ended August 31, 2020 was higher than in the prior year’s period because most of the debt is in default and interest is being accrued at a higher default rate and most debt had penalties that were added to the principal amount when the debt and interest was unpaid at maturity.

●	Gain on settlement of debt was nil the six month’s ended August 31, 2020 and $112,509 in the prior year’s period.

Net incomes

We had net loss of $7,042,965 for the six months ended August 31, 2020, compared to net income of $315,372 for the six months ended August 31, 2019. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the six months ended August 31, 2020, we have generated revenue and are trying to achieve positive cash flows from operations.

As of August 31, 2020, we had a cash balance of $184,853, accounts receivable of $52,074 and $22,334,881 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	August 31, 2020	February 29, 2020
Current assets	$261,716	$88,213
Current liabilities(1)	22,334,881	19,677,221
Working capital	$(22,073,165)	$(19,589,008)

__________

(1)

As of August 31, 2020 and February 28, 2020, current liabilities included approximately $9.5 million and $6.9 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of August 31, 2020 and February 28, 2020, we had a cash balance of $184,853 and $13,307, respectively.

	Six Months Ended August 31, 2020	Six Months Ended August 31, 2019
Net cash used in operating activities	$(903,374)	$(1,010,924)
Net cash used in investing activities	$(50,731)	$(23,572)
Net cash provided by financing activities	$1,125,651	$1,018,879

Net cash used in operating activities.

Net cash used in operating activities for the six months ended August 31, 2020 was $903,374, which included a net loss of $7,042,965, non-cash activity such as the change in fair value of derivative liabilities of $4,327,294, change in operating assets of $1,008,099, interest expense related to penalties from debt defaults $445,277, amortization of debt discount of $156,525, increase in related party accrued payroll and interest of $143,368, loss on disposal of fixed assets of $553, and depreciation and amortization of $58,476 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended August 31, 2020 was $50,731, which was the purchase of fixed assets $51,731 offset by the proceeds of disposal of fixed assets of $1,000.

Net cash provided by financing activities.

Net cash provided by financing activities was $1,125,6512 for the six months ended August 31, 2020. This consisted of proceeds from deferred payment obligation of $966,000, proceeds from loans payable $349,015,reduced by net repayments from loan payable – related party of $75,328, cash acquired on consolidation of RAD G of $283, and repayments on loans payable of $113,752.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 29, 2020 filed with the SEC on July 28, 2010.

Related Party Transactions

For the six months ended August 31, 2019, the Company borrowed net advances of $35,738 from its loan payable-related party. For the six months ended August 31, 2020 the Company repaid net advances of $75,328. At August 31, 2020, the loan payable-related party was $1,386,617 and $1,310,358 at February 29, 2020. Included in the balance due to the related party at August 31, 2020 is $799,702 of deferred salary and interest, $540,000 of which bears interest at 12%. At February 29, 2020, included in the balance due to the related party is $656,334 of deferred salary and interest, $426,000 of which bears interest at 12%. The accrued interest included in loan at August 31, 2020 and August 31, 2019 was $67,090 and $34,917, respectively.

During the three and six months ended August 31, 2020 and 2019, the Company was charged $61,121 and credited $111,816, respectively for consulting fees for research and development to a company owned by a principal shareholder. During the three and six months ended August 31, 2019 the Company paid $54,222 and $(42,852), respectively in consulting fees for research and development to a company owned by a principal shareholder. The credit received in the quarter ended May 31, 2019 were a result of billing corrections of ($106,444) and after adjusting for this, would bring total charges in the six months ended August 31, 2019 to $63,592.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of August 31, 2020, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of August 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

As of August 31, 2020 the Company has paid $20,500. As of this filing the October 2019 through July 2020 instalments are in arrears.

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

Artificial Intelligence Technology Solutions Inc.

Date: October 15, 2020	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director