Form 10-Q
period 2020-11-30
Artificial Intelligence Technology Solutions Inc.
filed 2021-01-19
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: shares of 2,570,141,294 common stock were issued and outstanding as of January 12, 2021.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2020 (Unaudited)	February 29, 2020 *
ASSETS
Current assets:
Cash	$249,297	$13,307
Accounts receivable	111,709	50,117
Device parts inventory	104,360	24,789
Total current assets	465,366	88,213
Revenue earning devices, net of accumulated depreciation of $197,138 and $123,088 respectively	238,061	239,171
Fixed assets, net of accumulated depreciation of $64,212 and $51,637, respectively	4,767	16,258
Total assets	$708,194	$343,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,525,134	$1,144,660
Advances payable	1,594	1,597
Balance owed WeSecure	139,500	162,500
Customer deposits	10,500	10,000
Current portion of deferred variable payment obligation	77,683	30,534
Current portion of convertible notes payable, net of discount of $22,488 and $120,602 respectively	5,486,076	6,613,625
Loan payable - related party	1,189,155	1,310,358
Current portion of loans payable, net of discount of $207,500 and $0, respectively	923,497	696,154
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	3,486,043	2,778,583
Derivative liability	3,261,457	6,890,688
Total current liabilities	16,139,161	19,677,221
Convertible notes payable, net of discount of $0 and $30,486 respectively	—	69,515
Note payable	—	—
Loans payable, net of discount of $200,300 and $0, respectively	649,250	—
Deferred variable payment obligation	2,525,000	1,559,000
Accrued interest payable	16,038	144,311
Total liabilities	19,329,449	21,450,047

Commitments and Contingencies
Stockholders’ deficit:

Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at November 30, 2020 and February 29, 2020, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding, respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,634 and 3,450 shares issued and outstanding, respectively	2,634	3,450
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 1,889,573,434 and 418,415 shares issued and outstanding, respectively	18,896	4
Additional paid-in capital	10,436,299	4,334,564
Preferred stock to be issued	174,070	174,070
Accumulated deficit	(29,257,504)	(25,622,843)
Total stockholders’ deficit	(18,621,255)	(21,106,405)
Total liabilities and stockholders’ deficit	$708,194	$343,642

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2020	Three Months Ended November 30, 2019	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019

Revenues	$119,700	$71,434	$259,103	$186,763

Cost of Goods Sold	24,682	26,861	69,983	68,129

Gross Profit	95,018	44,573	189,120	118,634

Operating expenses:
Research and development	20,624	127,564	211,025	246,872
General and administrative	944,323	432,714	1,795,624	1,232,734
Depreciation and amortization	30,145	27,591	88,621	74,059
Loss on disposal of fixed assets	—	(7,500)	553	(7,500)
Total operating expenses	995,092	580,369	2,095,823	1,546,165

Loss from operations	(900,074)	(535,796)	(1,906,703)	(1,427,531)

Other income (expense), net:
Change in fair value of derivative liabilities	5,354,622	(2,108,596)	1,027,328	367,971
Interest expense	(1,076,275)	(825,504)	(2,785,317)	(2,207,473)
Gain (loss) on settlement of debt	30,032	73,865	30,032	186,374
Total other income (expense), net	4,308,379	(2,860,235)	(1,727,957)	(1,653,128)

Net income (loss)	$3,408,305	$(3,396,031)	$(3,634,660)	$(3,080,659)

Net income ( loss) per share - basic	$0.00	$(3.40)	$0.00	$(15.30)
Net income (loss) per share - diluted	$0.00	$(3.40)	$0.00	$(15.30)

Weighted average common share outstanding - basic	679,536,441	312,730	470,273,731	185,596

Weighted average common share outstanding - diluted	679,536,441	312,730	470,273,731	185,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2019	4,350,000	$4,350	3,450	$177,520	20,026	$—	$3,395,606	$(19,409,194)	$(15,831,718)

Adjustment to derivative liability	—	—	—	—	—	—	154,684	—	154,684
Common stock issued for debt conversion	—	—	—	—	17,104	—	142,998	—	142,998
Stock based compensation	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	690,606	690,606
Balance at May 31 2019	4,350,000	$4,350	3,450	$177,520	37,130	$—	$3,693,288	$(18,718,588)	$(14,843,430)

Adjustment to derivative liability	—	—	—	—	—	—	228,634	—	228,634
Common stock issued for debt conversion	—	—	—	—	99,300	—	251,699	—	251,699
Stock based compensation	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	(375,234)	(375,234)
Balance at August 31 2019	4,350,000	$4,350	3,450	$177,520	136,430	$—	$4,173,621	$(19,093,822)	$(14,738,331)

Adjustment to derivative liability	—	—	—	—	—	—	154,684	—	154,684
Common stock issued for debt conversion	—	—	—	—	17,104	—	142,998	—	142,998
Stock based compensation	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	(3,396,031)	(3,396,031)
Balance at November 30 2019	4,350,000	$4,350	3,450	$177,520	153,534	$—	$4,471,303	$(22,489,853)	$(17,836,680)

(continued)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2020	4,350,000	$4,350	3,450	$177,520	418,415	$4	$4,334,564	$(25,622,843)	$(21,106,405)

Adjustment to derivative liability	—	—	—	—	—	—	167,497	—	167,497
Common stock issued for debt conversion	—	—	—	—	6,068,336	61	159,597	—	159,658
Rounding shares	—	—	—	—	9	—	—	—	—
Net income	—	—	—	—	—	—	—	1,975,276	1,975,276
Balance at May 31, 2020	4,350,000	$4,350	3,450	$177,520	6,486,760	$65	$4,661,658	$(23,647,567)	$(18,803,974)

Contributed Capital	—	—	—	—	—	—	(11,508)	—	(11,508)
Adjustment to derivative liability	—	—	—	—	—	—	1,560,733	—	1,560,733
Common stock issued for debt conversion	—	—	—	—	523,543,455	5,235	1,916,719	—	1,921,954
Cancellation of Series F Preferred Shares	—	—	(816)	(816)	—	—	816	—	—
Net income	—	—	—	—	—	—	—	(9,018,241)	(9,018,241)
Balance at August 31, 2020	4,350,000	$4,350	2,634	$176,704	530,030,215	$5,300	$8,128,418	$(32,665,808)	$(24,351,036)

Contributed Capital	—	—	—	—	—	—	—	—	—
Adjustment to derivative liability	—	—	—	—	—	—	873,673	—	873,673
Common stock issued for debt conversion	—	—	—	—	1,359,543,219	13,596	1,104,208	—	1,117,804
Warrants issued with promissory notes	—	—	—	—	—	—	330,000	—	330,000
Net income	—	—	—	—	—	—	—	3,408,304	3,408,304
Balance at November 30, 2020	4,350,000	$4,350	2,634	$176,704	1,889,573,434	$18,896	$10,436,299	$(29,257,504)	$(18,621,255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,634,660)	$(3,080,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,621	74,059
Loss (gain) on (disposal) impairment of fixed assets	553	(7,500)
Stock based compensation	362,084	—
Provision for inventory	—	—
Provision for inventory	—	54,702
Change in fair value of derivative liabilities	(1,027,328)	(367,971)
Interest expense related to derivative liability in excess of face value of debt	—	172,242
Interest expense related to penalties from debt defaults	939,705	207,116
Amortization of debt discounts	197,650	739,334
(Gain) loss on settlement of debt	(30,032)	(186,374)
Increase in related party accrued payroll and interest	215,196	209,695
Changes in operating assets and liabilities:
Accounts receivable	(61,142)	(40,025)
Prepaid expenses	—	18,778
Device parts inventory	(79,571)	(3,154)
Accounts payable and accrued expenses	(6,636)	113,533
Accrued expense , related party	(2,955)	(10,967)
Customer deposits	—	4,000
Balance owed WeSecure	(23,000)	(17,500)
Current portion of deferred variable payment obligation	47,149	20,092
Accrued interest payable	1,568,291	704,111
Advances payable	—	(11,043)
Net cash used in operating activities	(1,446,075)	(1,407,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(77,577)	(26,825)
Proceeds of disposal of fixed assets	1,000	11,000
Net cash used in investing activities	(76,577)	(15,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from deferred variable payment obligation	966,000	1,197,500
Proceeds from loans payable	1,213,623	681,877
Repayment of loans payable	(76,079)	(411,036)
Net proceeds from convertible notes payable	—	25,000
Cash on consolidation of RAD G	(284)	—
Net borrowings (repayments) on loan payable - related party	(344,618)	(74,938)
Net cash provided by financing activities	1,758,642	1,418,403

Net change in cash	235,990	(4,953)

Cash, beginning of period	13,307	21,192

Cash, end of period	$249,297	$16,239

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$2,630	$40,815
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Debt discount from derivative liabilities	$—	$26,250
Transfer from device parts inventory to fixed assets	$—	$106,256
Conversion of convertible notes, interest and fees to shares of common stock	$3,199,416	$492,608
Release of derivative liability on conversion of convertible notes payable	$2,601,903	$493,405
Settlement of convertible notes payable to accounts payable and accrued expenses	$75,000	$—
Discount added to face value of loans	$85,000	$—
Warrants issued with loans	$330,000	$—
Capitalization of accrued interest to convertible notes payable and loans payable	$—	$160,282
Opening balance sheet RAD G	$11,508	$—

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

For the nine months ended November 30, 2020, the Company had negative cash flow from operating activities of $1,446,075. As of November 30, 2020, the Company has an accumulated deficit of $29,257,504, and negative working capital of $15,673,795. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on July 28, 2020. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group, Inc. (see Note 16), Robotic Assistance Devices Mobile, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the entire year.

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

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There were no allowances provided for the nine months ended November 30, 2020 and the year ended February 29, 2020.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As at both nine months ended November 30, 2020 and February 29, 2020 we had a valuation reserve of $160,000.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At November 30, 2020 and February 29, 2020, the Company had no deferred development costs.

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

Sales of Future Revenues

The Company has entered into transactions, as more fully described in footnote 7, in which it has received funding from investors in exchange for which it will make payments to those investors based on the level of sales of certain revenue categories, generally based on a percentage of sales for those certain revenues. The Company determines whether these agreements constitute sales of future revenues or are in substance debt based on the facts and circumstances of each agreement, with the following primary criteria determinative of whether the agreement constitutes a sale of future revenues or debt:

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending February 28, 2021, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
November 30, 2020
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$3,261,457	$—	$—	$3,261,457

February 29, 2020
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,890,688	$—	$—	$6,890,688

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended November 30, 2020	Nine Months Ended November 30, 2020
Device rental activities	$84,600	$214,803
Direct sales of goods and services	35,100	44,300
	$119,700	$259,103

	Three Months Ended November 30, 2019	Nine Months Ended November 30, 2019
Device rental activities	$67,343	$152,267
Direct sales of goods and services	4,091	34,496
	$71,434	$186,763

5. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	November 30, 2020	February 29, 2020
Revenue earning devices	$435,199	$362,259
Less: Accumulated depreciation	(197,138)	(123,088)
	$238,061	$239,171

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended November 30, 2020, the Company made total additions to revenue earning devices of $72,940. During the nine months ended November 30, 2019, the Company made total additions to revenue earning devices of $132,081 including $106,256 in inventory transfers. During the nine months ended November 30, 2019 the Company disposed of a revenue earning device having a net book value of $3,500 for $11,000 and recorded a gain on disposal of $7,500.

Depreciation expense was $26,589 and $74,050 for the three and nine months ended November 30, 2020, respectively, and $22,107 and $57,662 for the three and nine months ended November 30, 2019, respectively.

6. FIXED ASSETS

Fixed assets consisted of the following:

	November 30, 2020	February 29, 2020
Automobile	$43,453	$41,953
Computer equipment	23,399	20,262
Office equipment	2,127	5,680
	68,979	67,895
Less: Accumulated depreciation	(64,212)	(51,637)
	$4,767	$16,258

During the three months and nine months ended November 30, 2020 the Company made additions of $0 and $4,638. The Company made additions of $1,000 for both the three and nine months ended November 30, 2019.During the nine months ended November 30 ,2020, the Company disposed of office equipment having an original cost of $3,550 and a net book value of $1,553 for $1,000 in proceeds and recorded a $553 loss on disposal of fixed assets.

Depreciation expense was $3,556 and $14,571 for the three and nine months ended November 30, 2020, respectively, and $5,484 and $16,397 for the three and nine months ended November 30, 2019, respectively.

7. DEFERRED VARIABLE PAYMENT OBLIGATION

On February 1, 2019 the Company entered into an agreement with an investor whereby the investor would pay up to $900,000 (including $192,500 paid in January and February 2019) in exchange for a perpetual 9% rate payment (Payments) on the Company’s reported quarterly revenue from operations excluding any gains or losses from financial instruments (Revenues). If the total investor advances turned out to be less than $900,000, this would not constitute a breach of the agreement, rather the 9% rate would be adjusted on a pro-rata basis. The investor had agreed to pay the remaining balance in minimum $60,000 monthly installments, concluding November 30, 2019. At February 29, 2020 the investor had advanced the full $900,000.

On May 9, 2019 the Company entered into two similar arrangements with two investors:

(1)

The investor would pay up to $400,000 (including $143,556 paid in May 2019) in exchange for a perpetual 4% rate Payment on the Company’s reported quarterly Revenues. If the total investor advances turned out to be less than $400,000, this would not constitute a breach of the agreement, rather the 4% rate would be adjusted on a pro-rata basis. The investor had agreed to pay the remaining balance in four monthly installments of $64,111 starting July 1, 2019. At February 29, 2020, $400,000 had been paid to the Company.

(2)

The investor would pay up to $50,000 (including $17,444 paid in May 2019) in exchange for a perpetual 1.11% rate Payment on the Company’s reported quarterly Revenues. If the total investor advances turned out to be less than $50,000, this would not constitute a breach of the agreement, rather the 1.11% rate would be adjusted on a pro-rata basis. The investor has agreed to pay the remaining balance in four monthly installments of $8,014 starting July 1, 2019. At February 29, 2020, $50,000 had been paid to the Company.

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

On July 1, 2020 the Company entered into a similar agreement with the first investor whereby the investor would pay up to $800,000 in exchange for a perpetual 2.75% rate payment (Payment) on the Company’s reported quarterly revenue. These Payments are to be made 90 days after the fiscal quarter with the first payment being due no later than May 31, 2021. If the Payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor had agreed to pay $100,000 per month over an 8 month period with the first payment due July 2020 and the final payment no later than February 28, 2021. As at August 31, 2020 the investor had fully funded the $800,000 commitment

On August 27, 2020 the Company and the first investor referred to above consolidated the three separate agreements of February 1, 2019 for $900,000, November 18, 2019 for $225,000 and July 1, 2020 for $800,000 into a new agreement for  a total of $1,925,000. This new agreement is for similar terms as the above agreements save for the following: the rate payment is revised to 14.25% payable on revenues commencing the quarter ended August 31, 2020  and the Payments are  secured by the assets of the Company. This interest may be secured by UCC filing  but is subordinated to equipment financing on the products the Company leases to its customers.

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

For the nine months ended November 30, 2020, the Company has received $966,000 related to the deferred payment obligation bringing the balance to $2,525,000 at November 30, 2020. (February 29, 2020 -$1,559,000).

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. For the three months and nine months ended November 30, 2020 the Company accrued $18,455 and $57,149 in Payments. As of November 30, 2020, the Company has accrued a total of $77,683 in payments (February 29, 2020 -$30,534).

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		November 30,	February 29,
Issued	Maturity	Rate	Rate per Share		2020	2020
January 31, 2013	February 28, 2017*X	10%	$0.010	(3)	$119,091	$119,091
May 31, 2013	November 30, 2016*X	10%	$0.010	(3)	261,595	261,595
August 31, 2014	November 30, 2016*X	10%	$0.002	(3)	355,652	355,652
November 30, 2014	November 30, 2016*X	10%	$0.002	(3)	103,950	103,950
February 28, 2015	February 28, 2017*X	10%	$0.001	(3)	63,357	63,357
May 31, 2015	August 31, 2017*X	10%	$1.000	(3)	65,383	65,383
August 31, 2015	August 31, 2017*X	10%	$0.300	(3)	91,629	91,629
November 30, 2015	November 30, 2018*X	10%	$0.300	(3)	269,791	269,791
February 29, 2016	February 28, 2019*X	10%	60% discount	(2)	95,245	95,245
May 31, 2016	May 31, 2019*X	10%	$0.003	(3)	35,100	35,100
July 18, 2016	July 18, 2017*	10%	$0.003	(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021XXX	8%	35% discount	(2)	50,000	50,000
January 15, 2017	January 15, 2021	8%	35% discount	(2)	100,000	100,000
January 16, 2017	January 16, 2021	8%	35% discount	(2)	150,000	150,000
March 8, 2017	March 8, 2020*	10%	40% discount	(2)	100,000	100,000
March 9, 2017	March 9, 2021XXX	8%	35% discount	(2)	50,000	50,000
April 26, 2017	April 26, 2018*	0%	$0.001		68	68
May 1, 2017	May 1, 2021XXX	8%	35% discount	(2)	50,000	50,000
May 4, 2017	May 4, 2018*	8%	40% discount	(2)	—	22,610
May 15, 2017	May 15, 2018*	0%	$0.001		1,280	1,280
May 17, 2017	May 17, 2020*XXX	10%	40% discount	(1)	85,000	85,000
June 7, 2017	June 7, 2018*	8%	40% discount	(2)	—	156,764
June 16, 2017	June 16, 2018*	0%	$0.001		750	750
July 6, 2017	July 6, 2018	8%	40% discount	(2)	—	200,000
August 8, 2017	August 8, 2018	8%	40% discount	(2)	—	125,000
July 28, 2017	July 28, 2018*XX	15%	40% discount	(2)	57,495	47,913
August 29, 2017	August 29, 2018*XX	15%	50% discount	(2)	9,705	162,250
October 4, 2017	May 4, 2018*	8%	40% discount	(2)	44,662	150,000
October 16, 2017	October 16, 2018*XX	15%	50% discount	(2)	394,244	328,537
November 22, 2017	November 22, 2018*XX	15%	50% discount	(2)	660,330	550,275
December 28, 2017	December 28, 2017	10%	40% discount	(2)	—	57,008
December 29, 2017	December 29, 2018*XX	15%	50% discount	(2)	435,600	363,000
January 9, 2018	January 9, 2019*	8%	40% discount	(2)(1)	79,508	79,508
January 30, 2018	January 30, 2019*XX	15%	50% discount	(2)(1)	396,000	330,000
February 21, 2018	February 21, 2019*XX	15%	50% discount	(2)(1)	279,591	330,000
March 14, 2018	March 14, 2019*	10%	40% discount	(2)	—	50,000
June 7, 2017	June 9, 2019	8%	40% discount	(2)	200,000	200,000
April 9, 2018	April 9, 2019*XX	15%	50% discount	(2)	72,600	60,500
March 21, 2017	March 21, 2018	8%	40% discount	(2)	—	40,000
April 20, 2018	April 20, 2019*	8%	40% discount	(2)	97,659	97,659
May 2, 2018	December 2, 2018*	10%	40% discount	(2)	—	70,682
May 4, 2018	May 4, 2019*	12%	50% discount	(2)	123,750	123,750
May 14, 2018	December 14, 2018*	10%	50% discount	(2)	—	33,542
May 23, 2018	May 23, 2019	10%	50% discount	(2)	—	110,000
June 6, 2018	June 6, 2019*	15%	50% discount	(2)	282,949	282,949
June 19, 2018	March 19, 2019	15%	50% discount	(2)	—	43,125
July 6, 2017	June 9, 2019	8%	40% discount	(2)	—	200,000
August 1, 2018	August 1, 2019*XX	15%	50% discount	(2)	42,900	35,750
August 23, 2018	August 23, 2019*	8%	45% discount	(2)	—	70,123
September 13, 2018	June 30, 2019*	12%	45% discount	(2)	9,200	9,200
September 17, 2018	March 17, 2019*	10%	50% discount	(2)	—	4,945
September 20, 2018	September 20, 2019*XX	15%	50% discount	(2)	51,942	43,285
September 24, 2018	June 24, 2019*	8%	40% discount	(2)	45,663	63,913
August 8, 2017	June 9, 2019	8%	40% discount	(2)	—	125,000
November 8, 2018	August 15, 2019*	12%	45% discount	(2)	79,500	79,500
November 26, 2018	May 26, 2019*	10%	50% discount	(2)	—	44,799
August 29, 2019	August 29, 2020*	8%	40% discount	(2)	28,875	26,250
					5,508,564	6,834,228

Less: current portion of convertible notes payable					(5,508,564)	(6,734,227)
Less: discount on noncurrent convertible notes payable					—	(30,486)
Noncurrent convertible notes payable, net of discount					$—	$69,515

Current portion of convertible notes payable					$5,508,564	$6,734,227
Less: discount on current portion of convertible notes payable					(22,488)	(120,602)
Current portion of convertible notes payable, net of discount					$5,486,076	$6,613,625

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

*	The indicated notes were in default as of November 30, 2020. Default interest rate 24%

X

On December 10, 2020 (subsequent to quarter end) the Company settled the above notes indicated totaling $1,460,794 and associated accrued interest of $1,593,544 totaling $3,054,338 in exchange for  promissory notes dated December 10, 2020 totaling $3,054,338, maturing December 10, 2023 and bearing interest at 12% per annum and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $550,000. These notes are secured by a general security charging all of RAD’s present and after-acquired property.

XX

On December 10, 2020 (subsequent to quarter end) the Company settled the above notes indicated totaling $2,683,357 and associated accrued interest of $1,237,811 totaling $3,921,1688 in exchange for a promissory note dated December 10, 2020 of $3,921,1688, maturing December 10, 2023 and bearing interest at 12% per annum and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $990,000.

XXX

On December 14, 2020 (subsequent to quarter end) the Company settled the above notes indicated totaling $235,000 and associated accrued interest of $75,375 totaling $310,375 in exchange for a promissory note dated December 14, 2020 of $310,375, maturing December 10, 2023 and bearing interest at 12% per annum, a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $182,500 and 55 shares of Series F Preferred Shares having a fair value of $1,151,166.

(1)	The note is convertible beginning six months after the date of issuance.

(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

During the three months ended November 30, 2020 and 2019, the Company incurred original issue discounts of $0 and $1,250 respectively, and debt discounts from derivative liabilities of $0 and $ 25,000, respectively, related to new convertible notes payable. During the three months ended November 30, 2020 and 2019, the Company recognized interest expense related to the amortization of debt discount of $0 and $56,171, respectively. The Company recorded penalty interest of $494,428 and $175,463 during the three months ended November 30, 2020 and November 30, 2019, respectively.

During the nine months ended November 30, 2020 and 2019, the Company incurred original issue discounts of $0 and $1,250, respectively and derivative discounts of $0 and $26,250, respectively, related to new convertible notes payable. During the nine months ended November 30, 2020 and 2019, the Company recognized interest expense related to the amortization of debt discount of $23,957 and $739,334, respectively. The Company recorded penalty interest of $939,705 and $207,116 during the nine months ended November 30, 2020 and November 30, 2019, respectively.

All the notes above are unsecured. As of November 30, 2020, the Company had total accrued interest payable of $3,486,043 all of which is classified as current.

The Company determined that the embedded conversion features in the convertibles notes described below should be accounted for as derivative liabilities as a result of their variable conversion rates.

During the nine months ended November 30, 2020, the Company also had the following convertible note activity:

●	The company recorded $939,705 in penalties as increases on various notes, with a corresponding charge to interest.

●

holders of certain convertible notes payable elected to convert a total of $2,094,934 of principal and $1,083,982 accrued interest, and $20,500 of fees into 1,889,155,010 shares of common stock. No gain or loss was recognized on conversions as these conversions occurred within the terms of the agreement that provided for conversion.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2019, the Company had net repayments of $74,938 from its loan payable-related party. For the nine months ended November 30, 2020 the Company repaid net advances of $344,618. At November 30, 2020, the loan payable-related party was $1,189,155 and $1,310,358 at February 29, 2020. Included in the balance due to the related party at November 30, 2020 is $874,374 of deferred salary and interest, $594,000 of which bears interest at 12%. At February 29, 2020, included in the balance due to the related party is $656,334 of deferred salary and interest, $426,000 of which bears interest at 12%. The accrued interest included in loan at November 30, 2020 and November 30, 2019 was $84,418 and $34,917, respectively.

During the three and nine months ended November 30, 2020 and 2019, the Company was charged $10,157 and $121,973, respectively for consulting fees for research and development to a company owned by a principal shareholder. During the three and nine months ended November 30, 2019 the Company was charged $90,090 and $47,238, respectively in consulting fees for research and development to a company owned by a principal shareholder. The company received a credit in the quarter ended May 31, 2019 that were a result of billing corrections of ($106,444) and after adjusting for this, would bring total charges in the nine months ended November 30, 2019 to $153,682.

10. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 and $5,746 for the years ended February 29, 2020 and February 28, 2019, respectively. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both November 30, 2020 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both November 30, 2020 and February 29, 2020  The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of November 30, 2020 and February 28, 2020, respectively, of which all were classified as current. The Company ceased making payments of principal and interest in fiscal 2019 and the company has returned the remaining vehicles to the financing company for disposal.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable consisted of the following:

						Annual
Date	Maturity	Description		Principal		Interest Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$$48,000		25%	*
August 10, 2018	September 1, 2018	Promissory note		10,000		25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	12,624		25%	*
August 16, 2018	October 1, 2018	Promissory note		10,000		25%	*
August 23, 2018	October 20, 2018	Promissory note	(21)	15,000		20%	*
October 11, 2018	October 11, 2019	Promissory note	(7)	17,000		20%	*
August 5, 2019	March 11, 2020	Factoring Agreement	(4)	18,750	(4)		*
November 12, 2019	August 11, 2020	Factoring Agreement	(10)	53,465	(10)		*
December 20, 2019	March 5, 2020	Factoring Agreement	(14)	7,480			*
October 17,2019	April 29, 2020	Factoring Agreement	(11)	—	(11)
September 27, 2019	April 4, 2020	Factoring Agreement	(12)	8,857	(12)		*
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432		15%	*
January 24, 2019	January 24, 2021	Loan	(8)	168,658		11%
May 9, 2019	June 30, 2019	Promissory note	(5)	7,850		15%	*
May 31, 2019	June 30, 2019	Promissory note	(6)	86,567		15%	*
June 26, 2019	June 26, 2020	Promissory note	(9)	79,104		15%	*
September 24, 2019	June 24 2020	Promissory note	(13)	12,000		15%	*
January 30, 2020	January 30, 2021	Promissory note	(15)	11,000		15%
February 27, 2020	February 27, 2021	Promissory note	(16)	5,000		15%
April 16, 2020	April 16, 2021	Promissory note	(17)	13,000		15%
May 12, 2020	May 12, 2021	Promissory note	(18)	43,500		15%
May 22, 2020	May 22, 2021	Promissory note	(19)	85,000		15%
June 2, 2020	June 2, 2021	Promissory note	(23)	62,000		15%
June 9, 2020	June 9, 2021	Promissory note	(24)	31,000		15%
June 12, 2020	June 12, 2021	Promissory note	(25)	50,000		15%
June 16, 2020	June 16, 2021	Promissory note	(26)	42,000		15%
April 3, 2020	April 3, 2021	Promissory note	(20)	27,697		20%
August 31, 2020	August 31, 2021	Promissory note	(22)	44,183		20%
September 8, 2020	September 8, 2021	Promissory note	(27)	7,380		20%
September 15, 2020	September 15, 2022	Promissory note	(28)	300,000		10%
October 6, 2020	March 6, 2023	Promissory note	(29)	150,000		12%
November 12, 2020	November 12, 2023	Promissory note	(30)	110,000		12%
November 23, 2020	October 22, 2023	Promissory note	(31)	65,000		15.5%
November 23, 2020	November 23, 2023	Promissory note	(32)	300,000		15%

				$1,980,547
Less current portion of loans payable				(1,130,997)
Less discount on loans payable				(200,300)
Loans payable				$649,250

Current portion of loans payable				$1,130,997
Less discount on current portion of loans payable				(207,500)
Loans payable net of discount				$923,497

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

*	Note is in default. No notice has been given by the note holder.

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

(4)

Total loan $79,750, repayable $475 per business day including fees and interest of $25,170. Original cash proceeds of $31,353 and $23,227 carried from previous loan less repayment of $58,500, including payments of $8,275 made during the nine months ended November 30, 2020. The Company has pledged a security interest   on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty of the controlling shareholder of the Company.

(5)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567.

(7)	$6,000 repaid during the year ended February 29,2020

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

(10)

Total loan of $243,639, repayable $1,509 per week including fees and interest of $60,042. Original cash proceeds of $7,877, repayment of loans (5) and (13) totaling $15,732, partial repayment of fees of $5,566 all totaling $29,175, additional advances of $88,772 with remaining $65,551 to be advanced to the company over the remaining 18 weeks. The Company has repaid a total of $98,616, including payments of $20,827 made during the nine months ended November 30, 2020. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty of the controlling shareholder of the Company.

(11)	Total loan of $71,000, repayable $710 per business day including fees and interest of $21,000. Original proceeds of $50,000. Loan fully repaid at August 31, 2020.

(12)

Total loan of $59,960, repayable $590 per business day including fees and interest of $19,960. Original proceeds of $40,000 less repayment of $51,103, including payments of $6,036 made during the quarter ended August 31, 2020. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty of the controlling shareholder of the Company.

(13)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $3,000.

(14)

Total loan of $12,400, repayable $1,240 per week including fees and interest of $2,400. Original cash proceeds of $10,000, repayments of $4,920. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty of the controlling shareholder of the Company.

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

(20)

$ 40,000 CDN loan, both principal and interest are due at maturity, if unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share.

(21)

Principal repayable in one year. Interest repayable in 10 monthly instalments of $460 commencing January 11 ,2019 and secured by revenue earning devices having a net book value of at least $186,000.  25,000 repaid.

(22)

$ 60,000 CDN loan, principal is due at maturity, interest is payable commencing the third month after the loan over the remaining 10 months.  If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share.

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

(27)

$ 10,000 CDN loan, principal is due at maturity, interest is payable monthly commencing the third month after the loan over the remaining 10 months.  If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share.

(28)

The note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Interest payable monthly, principal due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property.

(29)

Principal and interest repayable in 28 monthly instalments commencing December 6, 2020, the first 6 months at $2,000 per month, the remaining 22 payments at $ 8,500 per month.  Secured by revenue earning devices.

(30)

The note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 and was issued with warrant to purchase 70,000,000 shares at an exercise price of $0.00165 per share, with a 3 year term and having a fair value of $77,000 using Black-Scholes with assumptions described in Note 13. The discount and warrant are being amortized over the term of the loan.

(31)

Principal and interest repayable in 28 monthly instalments commencing December 6, 2020, the first 6 months at $2,000 per month, the remaining 22 payments at $ 8,500 per month. Secured by revenue earning devices.

(32)

The note may be pre-payable at any time. The note balance includes an original issue discount of $25,000 and was issued with warrant to purchase 230,000,000 shares at  an exercise price of $0.00165 per share with a 3 year term and having a fair value of $253,000  using Black-Scholes with assumptions described in note 13. The discount and warrant are being amortized   over the term of the loan.

12. DERIVATIVE LIABILITIES

As of November 30, 2020, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $3,261,457.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the three months ended November 30, 2020:

Strike price	$0.002 - $0.0006
Fair value of Company common stock	$0.004 - $0.0011
Dividend yield	0.00%
Expected volatility	383.4% - 167.5%
Risk free interest rate	0.09% - 0.07%
Expected term (years)	0.50 - 0.13

During the three months ended November 30, 2020, and 2019, the Company released $873,673 and $109,987, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes. During the nine months ended November 30, 2020, and 2019, the Company released $2,601,903 and $493,405, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended November 30, 2020 were as follows:

Balance as of February 29, 2020	$6,890,688
Release of derivative liability on conversion of convertible notes payable	(2,601,903)
Change in fair value of derivative liabilities	(1,027,328)
Balance as of November 30, 2020	$3,261,457

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

During the nine months ended November 30, 2020, the Company issued 1,889,155,010 shares of its common stock for the conversion of debt and related interest and fees totaling $3,199,416 including $2,094,934 of principal, $1,083,982 interest, $20,500 in fees in connection with debt converted during the period, as well as the release of the related derivative liability (see Note 12).

Summary of Preferred Stock Activity

On July 22, 2020 the board of directors passed a resolution whereby the sole director agreed to return for cancellation, 816 of his 1000 Series F preferred shares to the Company.

On December 1, 2020 the company issued 110 Series F shares having a fair value of $362,084 to a consultant for services previously rendered which was recorded as professional fees with a corresponding adjustment to accrued liabilities.

Summary of Warrant Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2020	2,043	$106.00	1.81
Issued	300,000,000	$0.0016	2.98
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at November 30, 2020	300,002,043	$0.0024	2.98

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the nine months ended November 30, 2020 and November 30, 2019, the Company recorded a total of $0 and $0, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

During the nine months ended November 30, 2020 the Company issued warrants to purchase a total 300,000,000 common shares along with promissory notes (see Note 11) recorded as a discount and amortized over the respective loan term with a corresponding adjustment to paid in capital.  These warrants (a) have an aggregate grant date fair value of $300,000 based on the Black-Scholes Option Pricing model with the following assumptions:

Strike price	$.00165
Fair value of Company’s common stock	$0.0011
Dividend yield	0.00%
Expected volatility	404.8%
Risk free interest rate	0.39% - 0.41%
Expected term (years)	3.00

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

The company has fully accrued the above $180,000 at February 28, 2019. At November 30, 2020 an outstanding balance of $139,500 remains.

As of November 30, 2020 the Company paid $40,500. As of this filing the November 2019 through July 2020 instalments are in arrears. The Company repaid $10,000 towards these arrears in the three months ended November 30, 2020 included in the total payments above.

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

The Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $3,000 and $14,800 for the three and nine months ended November 30, 2020, respectively and $2,000 and $6,000 for the three and nine months ended November 30, 2019, respectively.

At November 30, 2020 the Company had no future minimum payments.

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of ant default of any condition the Company would be subject to certain financial penalties.

15. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30		November 30
	2020	2019	2020	2019
Numerator:
Net income (loss) available to common shareholders	$3,408,305	$(3,396,031)	$(3,634,660)	$(3,080,659)

Effect of common stock equivalents
Add: interest expense on convertible debt	479,387	225,109	1,503,148	608,965
Add Penalty interest on convertible debt	494,428	—	939,705	—
Add (less) loss (gain) on change of derivative liabilities	(5,354,622)	2,108,596	(1,027,328)	(367,971)
Net income (loss) adjusted for common stock equivalents	(972,502)	(1,062,326)	(2,219,135)	(2,839,665)

Denominator:
Weighted average shares - basic	679,536,441	312,730	470,273,731	185,596

Net income (loss) per share – basic	$0.00	$(3.40)	$0.00	$(15.30)

Dilutive effect of common stock equivalents:
Convertible Debt	—	—	—	—
Preferred shares	—	—	—	—
Warrants	—	—	—	—
	—	—	—	—

Denominator:
Weighted average shares – diluted	679,536,441	312,730	470,273,731	185,596

Net income (loss) per share – diluted	$0.00	$(3.40)	$0.00	$(15.30)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The anti-dilutive shares of common stock equivalents for the three and nine months ended November 30, 2020 and November 30, 2019 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Convertible notes and accrued interest	13,732,671,277	13,852,676	13,732,671,277	13,852,676
Convertible Class F Preferred shares	6,519,028,347	1,328,832	6,519,028,347	1,328,832
Warrants	300,002,043	2,043	300,002,043	2,043
Total	20,551,701,667	15,183,551	20,551,701,667	15,183,551

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

17. SUBSEQUENT EVENTS

Subsequent to November 30, 2020 through to January 12, 2021:

Convertible note holders converted $161,480 of principal and $100,471 interest into 436,567,860 shares of the Company’s common stock.

On December 1, 2020 the Company issued 110 Series F Preferred Shares to a consultant for services rendered at a fair value of $362,084. The company recorded this as payment for accrued liabilities with a corresponding adjustment to paid in capital.

On December 10, 2020 the Company settled convertible notes (see Note 8) totaling $1,460,794 and associated accrued interest of $1,593,544 totaling $3,054,338 in exchange for  promissory notes dated December 10, 2020 totaling $3,054,338, maturing December 10, 2023 and bearing interest at 12% per annum and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $550,000.These notes are secured by a general security charging all of RAD’s present and after-acquired property.

On December 10, 2020 the Company settled additional convertible notes (see Note 8) totaling $2,683,357 and associated accrued interest of $1,237,811 totaling $3,921,1688 in exchange for a promissory note dated December 10, 2020 of $3,921,168, maturing December 10, 2023 and bearing interest at 12% per annum and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $990,000.

On December 10, 2020 RAD Inc. entered into a 15 month lease commencing December 18, 2020 and ending March 31, 2022. The monthly lease payments are $3,859 with a$3,859 security deposit. The Company will account for this according to ASC 842.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 14, 2020 the Company settled additional convertible notes (see Note 8) totaling $235,000 and associated accrued interest of $75,375 totaling $310,375 in exchange for a promissory note dated December 14, 2020 of $310,375, maturing December 10, 2023 and bearing interest at 12% per annum , a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $182,500 and 55 shares of Series F Preferred Shares having a fair value of $ 1,151,166.

On December 28, 2020 and January 1, 2021 a warrant holder exercised 145,741.573 and 131,345,178 warrant shares through cashless exercise and received 119,000,000 and 125,000,000 shares, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the nine months ended November 30, 2020 and November  30, 2019 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10K for the year ended February 29, 2020, as filed on July 28, 2020 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company received pre-order letters of intent from dealers and end users for 76 ROAMEO units that represents approximately $320,000 in monthly recurring revenue. The Company is working to turn these pre-orders into firm orders with an expectation that conversions could begin in the first quarter of the new fiscal year ended February 28, 2022. It is expected that ROAMEO production ramp-up time will take at least two quarters during fiscal 2022 to fulfill converted pre-orders.

The Company expects to form a new wholly owned subsidiary to provide services in the security and robotics space that are complimentary to RAD Inc and RAD Mobile sometime in the fiscal year ended February 28, 2022.

Selected Results Per Quarter for Fiscal 2021

	Three Months Ended November 30, 2020	Three Months Ended August 31, 2020	Three Months Ended May 31, 2020
Revenues	$119,700	$76,082	$63,321

Gross profit	95,018	40,071	54,031

Operating expenses	995,092	707,969	392,762

Loss from operations	(900,074)	(667,898)	(338,731)

Other income (expense), net	4,308,379	(8,350,343)	2,314,007

Net income (loss)	$3,408,305	$(9,018,241)	$1,975,276

Sales grew 20% from the quarter ended August 31, 2020 over the quarter ended May 31, 2020 and 57% from the quarter ended November 30, 2020 over the quarter ended August 31, 2020.

This sales growth is a result of an expansion of our customer base and product line and our ability to ramp up production to meet demand. We expect to continue this growth trend in the fourth quarter and in our next fiscal year as projects accelerate through the sales funnel. We expect an increase to the rate of growth in 2022 as we start to deliver on ROAMEO and AVA products.

Operating expenses in the quarter ended November 30, 2020 was $995,092 however after adjusting for stock based consulting fees of $362,084, was actually 10% lower in this quarter vs the quarter ended August 31, 2020. The company has made improvements to continue to reduce non-operational costs.

The Company continues to reduce it’s convertible debt both through conversions and settlements that will take place next quarter and described in Note 8. This reduces the derivative liability and should allow the Company to attract more funding in the future form alternative sources as the dilutive effect of the convertible debt is reduced. The changes in the market price of the stock as well as the conversions, settlements and other factors described in Note 12 and further in this management, discussion and analysis leads to large fluctuations in other income and consequently net income (loss) for the Company.

Specifically, most of derivative liabilities shown in this filing will be eliminated in the year end filing. This will be a substantial improvement to the AITX balance sheet.

Results of Operations for the Three Months Ended November 30, 2020 and 2019

The following table shows our results of operations for the three months ended November 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended November 30, 2020	Three Months Ended November 30, 2019	Dollars	Percentage
Revenues	$119,700	$71,434	$48,266	68%

Gross profit	95,018	44,573	50,445	113%

Operating expenses	995,092	580,369	414,723	71%

Loss from operations	(900,074)	(535,796)	(364,278)	68%

Other income (expense), net	4,308,379	(2,860,235)	7,168,614	251%

Net income (loss)	$3,408,305	$(3,396,031)	$6,804,336	200%

Revenue

Total revenue for the three month period ended November 30, 2020 was $119,700 which represented an increase of $48,266 compared to total revenue of $71,434 for the three months ended November 30, 2019. This 68% increase is explained by a 20% increase in rental revenues and a 758% increase in direct sales of goods.

Gross profit

Total gross profit for the three month period ended November 30, 2020 was $95,018 which represented an increase of $50,445, compared to gross profit of $44,573 for the three months ended November 30, 2019. The increase decrease resulted primarily from an increase in sales and higher margins on greater direct sales of goods.

Operating Expenses

	Period		Change
	Three Months Ended November 30, 2020	Three Months Ended November 30, 2019	Dollars	Percentage
Research and development	$20,624	$127,564	$(106,940)	(84%	)
General and administrative	944,323	432,714	511,609	118%
Depreciation and amortization	30,145	27,591	2,554	9%
(Gain) on disposal of fixed assets	—	(7,500)	7,500	—
Operating expenses	$995,092	$580,369	$414,723	71%

Our operating expenses were comprised of general and administrative expenses, research and development, loss on disposal of fixed assets and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended November 30, 2020 and November 30, 2019, were $995,092 and $580,369, respectively. The overall increase of $414,723 was primarily attributable to the following changes in operating expenses of:

●

General and administrative expenses increased by $511,609. In comparing the three months ended November 30, 2020 and November 30, 2019 this increase was primarily due to increases in subcontractor and professional fees including an accrual for  $362,085 in stock based compensation payable to a consultant as well as start up costs of $128,000 related to our new ROAMEO products.

●

Research and development decreased by $106,940 primarily due to the classification of ROAMEO start up costs of approximately $128,000 referenced above included in G&A for the quarter ended November 30, 2020.

●	Depreciation and amortization increased by $2,554 due to increases in revenue earning devices.

●	Gain on disposal was $7,500 for the three months ended November 30, 2020. There were no disposals in the current period.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the three months ended November 30, 2020 and November 30, 2019, was $4,308,379 and ($2,860,235), respectively. The 7,168,614 increase in other income was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

In comparing the three months ended November 30, 2020 and the three months ended November 30, 2019, the change in fair value of derivative liabilities increased by $7,463.218 due to the re-valuation of derivative liability on convertible notes and accrued interest based on the change in the market price of the Company’s common stock. The valuation of the derivatives associated with our convertible notes and accrued interest of the notes is dependent upon a number of estimates developed by management. Included in those estimates are the timing and availability of common stock underlying the conversion of the notes and accrued interest. Our notes generally contain provisions such that the holders are barred from conversion of any amount of principal or interest should that conversion cause their ownership of common stock to exceed 4.99% of the then outstanding common stock of the Company. Because of this, the amount of the derivative can at times be limited due to this factor. In the quarter ended November 30, 2020, the reduction of convertible notes and accrued interest through conversions as well as an increase in the subsequent redemption assumption due to the settlement arrangements describe in Note 8. The result of this was a significant decrease in the liability reported as of November 30, 2020 and an increase in the change in fair value of derivative liabilities.

●	Interest expense increased by $250,771 due to an increase in penalty interest of $494,428 offset by a decrease in accrued interest due to lower amounts of outstanding convertible notes in 2020.

●

Gain on settlement of debt was nil the nine month’s ended November 30, 2020 and $73,865 in the prior year’s period. The 2020 gain of $30,032 is attributed to accounts payable settlements not convertible notes or loans payable.

Net income (loss)

We had net income of $3,408,305 for the three months ended November 30, 2020, compared to net loss of ($3,396,031) for the three months ended November 30, 2019. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Results of Operations for the Nine Months Ended November 30, 2020 and 2019

The following table shows our results of operations for the nine months ended November 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019	Dollars	Percentage
Revenues	$259,103	$186,763	$72,340	39%

Gross profit	189,120	118,634	70,486	59%

Operating expenses	2,095,823	1,546,165	549,658	36%

Loss from operations	(1,906,703)	(1,427,531)	(479,172)	34%

Other income (expense), net	(1,727,957)	(1,653,128)	(74,829)	5%

Net loss	$(3,634,660)	$(3,080,659)	$(554,001)	18%

Revenue

Total revenue for the nine month period ended November 30, 2020 was $259,103 which represented an increase of $72,340, compared to total revenue of $186,763 for the nine months ended November 30, 2019. This 39% increase is a result of a natural growth over time as the customer grows its customer base and is explained by a 29% increase in rental revenues and a 28% increase in direct sales of goods.

Gross profit

Total gross profit for the nine month period ended November 30, 2020 was $189,120 which represented an increase of $70,486, compared to gross profit of $118,634 for the nine months ended November 30, 2019. The increase resulted primarily from the increased revenues noted above as well as higher margins on greater direct sales of goods.

Operating Expenses

	Period		Change
	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019	Dollars	Percentage
Research and development	$211,025	$246,872	$(35,847)	(15%	)
General and administrative	1,795,624	1,232,734	562,890	46%
Depreciation and amortization	88,621	74,059	14,562	20%
Loss (gain) on impairment of fixed assets	553	(7,500)	8,053	(107%	)
Operating expenses	$2,095,823	$1,546,165	$549,658	36%

Our operating expenses were comprised of general and administrative expenses, research and development, loss on disposal of fixed assets and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the nine month period ended November 30, 2020 and November 30, 2019, were $2,095,823 and $1,546,165, respectively. The overall increase of $549,658 was primarily attributable to the following changes in operating expenses of:

●

General and administrative expenses increased by $562,890. In comparing the nine months ended November 30, 2020 and November 30, 2019 this increase was primarily due to increases in subcontractors by $63,882, professional fees by $118,164, stock based compensation of $362,085, ROAMEO start-up costs of approximately $128,000, investor relations and regulatory fees of $ 58,542 offset by decreases in travel by $106,259.

●

Research and development decreased by $35,487 primarily due to the classification of ROAMEO start up costs of approximately $128,000 referenced above included in G&A for the quarter ended November 30, 2020. When considering those charges research and development actually increased this nine month period over last.

●	Depreciation and amortization increased by $14,562 due to increases in revenue earning devices.

●	Loss on disposal was $553 for the nine months ended November 30, 2020 compared to a gain of $7,500 in the corresponding prior year period.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the nine months ended November 30, 2020 and November 30, 2019, was ($1,727,957) and ($1,653,128), respectively. The 74,829 increase in other expense was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period.

●

In comparing the nine months ended November 30, 2020 and the nine months ended November 30, 2019, the change in fair value of derivative liabilities increased by $659,357 due to the re-valuation of derivative liability on convertible notes and accrued interest based on the change in the market price of the Company’s common stock. The valuation of the derivatives associated with our convertible notes and accrued interest of the notes is dependent upon a number of estimates developed by management. Included in those estimates are the timing and availability of common stock underlying the conversion of the notes and accrued interest. Our notes generally contain provisions such that the holders are barred from conversion of any amount of principal or interest should that conversion cause their ownership of common stock to exceed 4.99% of the then outstanding common stock of the Company. Because of this, the amount of the derivative can at times be limited due to this factor. In the nine months ended November 30, 2020, the reduction of convertible notes and accrued interest through conversions as well as an increase in the subsequent redemption assumption due to the settlement arrangements describe in Note 8. The result of this was a significant decrease in the liability reported as of November 30, 2020 and an increase in the change in fair value of derivative liabilities.

●

Interest expense increased by $577,844 due to an increase in interest expense on debt of approximately $387,000 and $732,589 in penalty interest which was partially offset by a reduction in amortization of debt discounts of $541,644. At November 30, 2020 most of the debt has reached maturity and has been fully amortized. Interest expense for the 9 months ended November 30, 2020 was higher than in the prior year’s period because most of the debt is in default and interest is being accrued at a higher default rate and most debt had penalties that were added to the principal amount when the debt and interest was unpaid at maturity.

●

Gain on settlement of debt was $30,032 the nine month’s ended November 30, 2020 and $186,374 in the prior year’s period. The 2020 gain of $30,032 is attributed to accounts payable settlements not convertible notes or loans payable.

Net loss

We had net loss of $3,634,660 for the nine months ended November 30, 2020, compared to net loss of $3,080,659 for the nine months ended November 30, 2019. The change is primarily the result of the change in the fair value of the derivative liabilities and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the nine months ended November 30, 2020, we have generated revenue and are trying to achieve positive cash flows from operations.

As of November 30, 2020, we had a cash balance of $249,297, accounts receivable of $111,709, inventory of $104,360 and $16,139,162 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	November 30, 2020	February 29, 2020
Current assets	$465,366	$88,213
Current liabilities(1)	16,139,161	19,677,221
Working capital	$(15,673,795)	$(19,589,008)

__________

(1)

As of November 30, 2020 and February 29, 2020, current liabilities included approximately $3.3 million and $6.9 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of November 30, 2020 and February 29, 2020, we had a cash balance of $249,297 and $13,307, respectively.

	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019
Net cash used in operating activities	$(1,446,075)	$(1,407,531)
Net cash used in investing activities	$(76,577)	$(15,825)
Net cash provided by financing activities	$1,758,642	$1,418,403

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended November 30, 2020 was $1,446,075, which included a net loss of $3,634,660, non-cash activity such as the change in fair value of derivative liabilities of $1,027,328, change in operating assets and liabilities of $1,442,137, interest expense related to penalties from debt defaults $939,705, amortization of debt discount of $197,650, increase in related party accrued payroll and interest of $215,196,stock based compensation of $362,084, loss on disposal of fixed assets of $553, gain on settlement of debt of $30,032 and depreciation and amortization of $88,621 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended November 30, 2020 was $76,577, which was the purchase of fixed assets $77,577 offset by the proceeds of disposal of fixed assets of $1,000.

Net cash provided by financing activities.

Net cash provided by financing activities was $1,758,642 for the nine months ended November 30, 2020. This consisted of proceeds from deferred payment obligation of $966,000, proceeds from loans payable $1,213,623, reduced by net repayments from loan payable – related party of $344,618, cash acquired on consolidation of RAD G of $284, and repayments on loans payable of $76,079.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 29, 2020 filed with the SEC on July 28, 2020.

Related Party Transactions

For the nine months ended November 30, 2019, the Company had net repayments of $74,938 from its loan payable-related party. For the nine months ended November 30, 2020 the Company repaid net advances of $344,618. At November 30, 2020, the loan payable-related party was $1,189,155 and $1,310,358 at February 29, 2020. Included in the balance due to the related party at November 30, 2020 is $874,374 of deferred salary and interest, $594,000 of which bears interest at 12%. At February 29, 2020, included in the balance due to the related party is $656,334 of deferred salary and interest, $426,000 of which bears interest at 12%. The accrued interest included in loan at November 30, 2020 and November 30, 2019 was $84,418 and $34,917, respectively.

During the three and nine months ended November 30, 2020 and 2019, the Company was charged $10,157 and $121,973, respectively for consulting fees for research and development to a company owned by a principal shareholder. During the three and nine months ended November 30, 2019 the Company was charged $90,090 and $47,238, respectively in consulting fees for research and development to a company owned by a principal shareholder. The company received a credit in the quarter ended May 31, 2019 that were a result of billing corrections of ($106,444) and after adjusting for this, would bring total charges in the nine months ended November 30, 2019 to $153,682.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of November 30, 2020, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of November 30, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

As of November 30, 2020 the Company has paid $30,500. As of this filing the November 2019 through July 2020 instalments are in arrears.

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

Artificial Intelligence Technology Solutions Inc.

Date: January 19, 2021	BY: /s/ Garett Parsons
Garett Parsons
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director