Form 10-K
period 2021-02-28
Artificial Intelligence Technology Solutions Inc.
filed 2021-06-01
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55079

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2343603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10800 Galaxie Avenue, Ferndale, MI	48220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 787-6268

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.00001 par value	OTC PINK

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

[  ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2020 based upon the closing price reported on such date was approximately $2,650,151. Shares of voting stock held by each officer and director and by each person who, as of August 31, 2020, may be deemed as have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of May 25, 2021, there were 3,545,772,882 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Business Overview

Robotic Assistance Devices, LLC was incorporated in the State of Nevada on July 26, 2016, as an LLC and was founded by current President Steve Reinharz. Mr. Reinharz, has 25+ years in various leadership/ownership roles in the security industry and was part of a successful exit to a global multinational security company in 2004. Mr. Reinharz started his first security integration company in 1996, which he grew to 30+ employees before closing that company in 2003. In 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. (“RAD”), through the issuance of 10,000 common shares to its sole shareholder.

Artificial Intelligence Technology Solutions Inc. (formerly known as On the Move Systems Corp.) (“AITX” or the “Company”) was incorporated in Florida on March 25, 2010, and reincorporated in Nevada on February 17, 2015. On August 24, 2018, On the Move Systems Corp. changed its name to Artificial Intelligence Technology Solutions Inc. (“AITX”).

In 2017, AITX acquired all the ownership and equity interests in RAD (the “Acquisition”). Before the Acquisition, AITX’s business focus had been transportation services, and AITX was exploring the on-demand logistics market by developing a network of logistics partnerships. After the Acquisition, AITX shifted its business focus to align with RAD’s mission. Since that time, AITX has been engaged in pursuing the delivery of artificial intelligence (AI) and robotic solutions for operational, security, and monitoring needs. More specifically, the Company is focused on applying advanced AI-driven technologies, paired with multi-use hardware and supported by custom software and cloud services, to intelligently automate and integrate a variety of high-frequency security, concierge, and operational tasks.

Since substantially all of AITX’s operations were disposed of with the transaction’s consummation, the Acquisition was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes. AITX recorded no goodwill or other intangible assets as a result of the Acquisition. RAD is treated as the accounting acquirer as its stockholders control the Company after the Acquisition, even though AITX was the legal acquirer. Therefore, the assets, liabilities, and historical operations reflected in these financial statements are those of RAD as if RAD had always been the reporting company.

RAD’s solutions are offered as a recurring monthly subscription, typically with a minimum 12-month subscription contract. RAD’s solutions are expected to earn over 75% gross margin over the life of each deployed asset when under subscription. RAD also sells units which generally limits gross margin to the 50% range.  Specifically, RAD provides workflow automation solutions delivered through a system of hardware, software and cloud services. All elements of hardware and software design offered by RAD are 100% designed, developed and owned by RAD except for gunshot detection capabilities. EAGL Technologies supplies RAD with gunshot detection technical features through a dealer agreement.

Mission

AITX’s mission is to apply Artificial Intelligence (AI) technology to solve enterprise problems categorized as expensive, repetitive, difficult to staff, and outside of the core competencies of the client organization.

A short list of basic examples include:

1.

Typical security guard-related functions such as monitoring a parking lot during and after hours and responding appropriately. This scenario applies to perimeters, interior yard areas, and related similar environments.

2.	Integrated hardware/software with AI-driven responses, simulating and expanding on what legacy or manned solutions could perform.

3.	Automation of common access control functions through technology utilizing facial recognition and machine vision, leapfrogging most legacy solutions in use today.

RAD’s first industry focus is the more than $100 billion global security services market.1 RAD’s current goal is to disrupt and capture a significant portion of both the human security guard market (over $30 billion)2 and “physical security” (video surveillance, access control, visitor management, etc.) market (over $20 billion) through its innovative RAD solution ecosystem.

__________

1 https://www.statista.com/statistics/323113/distribution-of-the-security-services-market-worldwide/

2 https://www.statista.com/statistics/294206/revenue-of-security-services-in-the-us/

RAD solutions are unique because they:

1.	Start with an AI-driven autonomous response utilizing cellular-optimized communications, while easily connecting to a human operator for a manned response, as needed.

2.	Use unique hardware purpose-built by RAD for delivery of these solutions. Various form factors have been customized to deliver this new functionality.

3.	Deliver services through RAD-developed software and cloud services, allowing enterprise IT groups to focus on core competencies instead of maintenance of complex video and security platforms.

AITX Subsidiaries

AITX owns and operates three (3) wholly-owned subsidiaries.

1.

Robotic Assistance Devices, Inc. (RAD I) is the primary operating company of AITX. The company holds the dealer and  end-user contracts, employs all US employees, operates the California and Michigan facilities, and is the primary industry-facing entity of AITX. RAD I owns all intellectual property related to RADSoC™, RAD Mobile SOC™, RADGuard™, and their core operating architecture. RAD I owns everything related to AITX’s line of stationary devices and their manufacturing. RAD I also implements and services the devices.

2.

Robotic Assistance Devices Group, Inc. (RAD G) is RAD G is an AITX subsidiary, separate from RAD I and RAD M, created for the purposes of expected future sales through a channel that is incompatible and non-competitive with RAD I’s existing channel. RAD G is focused on the development of advanced software and electronics solutions and hopes to have a solution in the marketplace by the end of 2021. The Company expects that this first solution, which will be software-only, will be marketed through RAD I. Additional solutions under development are likely to have a direct go-to-market strategy that complements RAD I’s strategy. Development efforts for these entities are highly confidential and will remain so until marketable solutions are ready to launch.

3.

Robotic Assistance Devices Mobile, Inc. (RAD M) is RAD M is an AITX subsidiary, separate from RAD I and RAD G, created for the purposes of future developments, partnerships, and marketing in which the Company may engage in the future. RAD M is focused on the development of autonomous mobile devices, both ground-based and airborne. RAD M’s first solution, the ROAMEO™ unmanned ground vehicle, incorporates RAD M technologies related to the development of custom chassis, drive train, power management, perception, and prediction. ROAMEO features technology from RAD I to perform its functions. The Company believes that ROAMEO will bring the first outdoor, rugged, commercial security and facility robot to market. This mobile solution will complement the stationary systems. ROAMEO is manufactured, implemented, and maintained by RAD I. ROAMEO will begin serial production in RAD’s Michigan facility in June or July 2021. RAD M will continue developing additional mobility solutions that RAD I will bring to market.

Background - First Commercial Rugged Outdoor Security Robot

Mr. Reinharz started RAD in the summer of 2016. RAD originally partnered with SMP Robotics Systems Corp. (SMP) and commercialized the SMP S5 Robot for the security market. RAD’s commercialization of the platform focused on integrating traditional security industry manufacturers’ solutions onto the robotics platform. After two paid proofs-of-concept for large utility companies (under NDA) and over 18 months of development and testing, RAD began deployments with various Fortune 500 customers. These deployments were scheduled to start in October 2017 but were delayed until December 2017 due to various supply chain challenges.

By March 2018 it was apparent that S5 platform was not sustainable and RAD began to pull robots out of service.

The robots were rejected by customers due to unsatisfactory reliability and some technical flaws that could not be solved, despite full efforts by SMP and RAD. RAD now considers this phase of the company ‘Phase 1’ into robotics. The Company attempted over 40 deployments during this period.

RAD has had no contact with SMP Robotics since April 2018.

Much of RAD’s existing convertible debt was acquired in support of the RAD/SMP robotics program. This convertible debt has largely been converted to long-term debt and warrants as shown in these financial filings.

ROAMEO will deliver on AITX’s goal of bringing the first outdoor, rugged, commercial security and facility robot to market. This mobile solution will complement the stationary systems AITX already has operating in physical security applications serving customers in a wide range of environments.

Background – RAD’s 2nd Generation Ecosystem

RAD’s primary strategy has always been to use AI technology and modern systems to transform the security industry. Mobile robots, indoor and outdoor, are a part of that strategy. However, to ultimately realize the delivery of these solutions, a set of “stationary robots” required development.

These stationary robots launched in April 2018 with the Security Control and Observation Tower (SCOT), development of which began in August 2017. SCOT performs many of the same functions as a stationary human security guard, plus many tasks that human guards cannot, and does so at approximately 15% of the cost. There is no known comparable solution available today that blends technology, usability, unique features, and price. SCOT received an enthusiastic response from the security market and industry accolades. SCOT’s positive reception reinvigorated RAD, which accelerated the development of the software and cloud services that support SCOT. SCOT runs on the RAD Software Suite™. This software suite is a cloud and mobile platform at the heart of all RAD security solutions.

A beta version SCOT was first shown to potential customers at the end of February 2018 in an exposition held in Ohio that tested customer reception and elicited voice-of-the-customer input. SCOT and the preliminary RAD Software Suite received a favorable customer response. Customer feedback was incorporated into SCOT, and ideas on SCOT derivatives were added to the hardware development roadmap.

In April 2018, at the ISC West, a large annual physical security event held in the United States, SCOT won three awards: (1) The Security Industry Association’s (SIA) New Product Award for Law Enforcement/Guarding3, (2) A 2018 Secure Campus Award from Campus Security and Life Safety Magazine, and (3) A ‘Govie’ award for government security solutions from Security Today Magazine.

RAD has not submitted entries for any awards since mid-2018 but expects future awards participation.

RAD’s pivot to SCOT and its future derivatives is complete, and RAD’s current facilities can produce a mix of up to 100 units per month with moderate additional investment in equipment and manpower.

Currently Available Hardware Solutions

RAD’s hardware lineup has improved and expanded since initial launch in April 2018. RAD’s hardware lineup includes:

1.

“SCOT 2.0” , which replaced SCOT 1.x.  SCOT 1 was upgraded during the first year after its introduction and became SCOT 1.4., which features a mature software platform and a refined hardware platform. SCOT solutions have operated with over 99% uptime since inception. It SCOT 1.4 embodies and offers the full complement of solutions driven by the RAD Cloud.

Scot 2.0 is a SCOT 1.4 enclosed in an appealing modern enclosure. It also features additional LCD monitors (like those used in the WALLY, described below), curved LED panels to support visibility, flexible messaging (as opposed to the flat LED panels used in SCOT 1.x), and an advanced locking system. SCOT 2.0 is the realization of the concepts pioneered, demonstrated, and tested throughout the 1.x series. The SCOT lineup is indoor/outdoor rated.

2.

‘WALLY’ was announced in June 2018 at the BOMA International Show in San Antonio, Texas. WALLY is a wall-mounted derivative of SCOT that is also indoor/outdoor rated. It is designed to bring the RAD ecosystem to entryways, elevator lobbies, loading docks, and other areas where wall mounting is preferable.

WALLY has been upgraded several times since inception, with the current version being the “WALLY 2.1 HSO,” which includes a Health Screening Option. This feature automates temperature checks of workers and visitors entering a facility and simplifies contact tracing follow-up. RAD anticipates strong demand for this feature as COVID occupancy restrictions loosen and businesses struggle to efficiently process many more people entering their facilities.

__________

3 SIA’s New Product Showcase recognizes innovative products, services and solutions in electronic physical security, and SCOT™’s award comes in the Law Enforcement/Guarding Systems category. Technologies within the program are used in the protection of life and property in residential, commercial, and institutional settings, displaying SCOT™’s importance in long-range human detection and acting as a force multiplier for safety and defense against outside threats.

3.

“AVA” was introduced by the Company in March 2020 and replaces “FRED,” which had been introduced in 2018 as a complement to the RAD ecosystem and focused exclusively on verified entry methods. AVA performs not only the tasks previously performed by FRED but also additional tasks. RAD delivered the first AVA unit in September 2020. [Mounted on gate stanchions and appropriate for office access.]

4.

“ROSA” (Responsive Observation Security Agent) was introduced in 2019. In addition to providing surveillance capabilities, the unit has been designed to deter loitering, vandalism, and other criminal behaviors by autonomously responding to trespassers with escalating lights, sirens, and targeted messaging.  Case studies of two successful installations have been shared widely among the security community and have received coverage in the trade press[4]. ‘ROSA180’ was announced in May 2021 and is the successor to ROSA.

5.	“ROSA270” was announced in May 2021 and complements the existing RAD I stationary lineup. It offers an expanded 270° field of view.

Software Solutions

RAD has created a variety of front-end and back-end software solutions to power its ecosystem. RADGUARD is customer-facing software (on the touchscreens of RAD’s field devices), and management solutions include RADSOC (Security Operations Center) and RADPMC (Property Management Center).

RAD has developed a variety of utilities that allow automatic over-the-air updates, most of which are within a back-end application called SCOT Manager.

RAD has developed Visitor Management, Access Control, and other applications itself instead of seeking to partner with legacy manufacturers. It is RAD’s opinion that the legacy paradigm in the physical space underserves the markets in terms of cost, functionality, and integration.

RAD recently introduced its own Video Management System into RADSOC, delivering a fully integrated solution that facilitates robust security and property management capabilities.

The Company believes that RAD’s ability to deliver easy-to-use, easy-to-obtain, and easy-to-support software, combined with custom workflow-automation applications, is key to the Company’s success.

Manufacturing & Assembly

RAD uses various domestic and overseas machine shops for raw material procurement and machining of the required plastic and metal pieces that build RAD devices. RAD’s sourcing has redundancy through use of multiple machine shops producing the same products for RAD. In addition, all pieces within any RAD device can be procured from a choice of suppliers.

RAD’s margins are based on current small batch production and assembly. The Company expects that economies of scale will drive greater gross margin as quantities and efficiencies increase.

Roadmap

RAD expects to introduce new products and updates to several products during the remainder of 2021 and early 2022, including the following:

1) ROAMEO 2.0 in June 2021. This release will significantly improve the robot’s perception, prediction, battery, speed, and autonomous charging.

2) ROSA270 to be announced June 2021. This is a new solution.

3) ROSA180, the successor to last year’s ROSA.

4) Other hardware and software solutions, currently being developed, one of which is expected to be introduced in June 2021.

__________

4 https://roboticassistancedevices.com/case-study-citrus-construction/  and  https://roboticassistancedevices.com/case-study-midway-car-rental/

RAD’s hardware and software have benefited from continuous significant improvements and to date has over 600,000 paid operating hours.

Team and Culture

AITX has built a strong start-up culture based on performance, sacrifice, and rewards. Attracting employees who can thrive in this environment requires a different approach to corporate growth and development. RAD’s governing philosophy centers around the principles of “Emotional Intelligence. Self-awareness, composure, internal motivation, empathy, and social skills are prerequisites for joining the RAD team, and each candidate interview begins with a review of the foundational elements that comprise RAD culture.

Team members are open to multitasking and wearing multiple hats, as situations demand. This allows management to focus on larger goals and long-term strategies. We try to ensure that our entire staff shares the same core beliefs and values as the Company, allowing us to adapt and adjust quickly to changes that might grind other companies to a halt. Members have been no stranger to the difficulties that face a startup, including unexpected setbacks, delays in funding, or a cash crunch, but they have persevered with dedication and enthusiasm for our greater mission. They have met incredibly tight deadlines, volunteered to make financial sacrifices, and assisted wherever and however they can.

We believe that RAD’s high-EQ work culture creates productive, motivated employees that has allowed the Company to weather the difficult period of robot deployments and our transition to 2nd generation solutions.

Market Environment

RAD believes that its experience has shown that the security market is ripe for disruption. It has captured the interest of many Fortune 500 companies. The Company believes that no other company operating in the physical security space has the solutions, distribution channel, reputation, sales or support model to rival RAD in the near term. In addition, the Company expects that the launch of RAD’s mobile solutions will significantly increase the gap between it and would-be competitors. RAD will be a one-stop-shop for proven and comprehensive mobile and stationary workflow improvement devices and systems.

RAD’s technology model includes a “new paradigm” for the security industry: Security in a Box. Every RAD solution features connection to the RAD Software Suite, a platform for AI processing, usage analytics, cloud-sided video, communications interface, audit logs, and much more.

Positive market reception for RAD solutions is due to the following conditions:

1.

The security guard industry is characterized by poor customer satisfaction and industry consolidation. It’s self-described to be a “race to the bottom” to provide the lowest cost to end-users who require at least some level of security services for crime deterrence and insurance purposes. There are 1.1 million security guards in the United States and the security guard industry represents over $20 billion in annual sales. The average security guard hourly rate is $20 per hour.

2.

Enterprise organizations’ security divisions/groups are continuously challenged to reduce cost. For example, Universal Parcel Service (UPS) spends over $120 million per year in security guard services, Lockheed Martin over $60 million per year, and NBC Universal over $25 million per/year. The security guard industry has not had any significant disruption or innovation since its inception.

3.

Guard companies struggle to offer quality service at a reasonable price. Security organizations are eagerly receptive to solutions that improve performance and reduce cost. Guard companies are facing a worker shortage, to the point that they are turning away customers. There is a glut of low-wage jobs available, and compared to opportunities in the retail and service sector, guard positions are undesirable. The work is lonely and boring, and there is little or no room for career growth. Security companies have two alternatives; drastically increase hourly pay to attract more candidates, or automate their processes to require fewer workers who perform more interesting jobs. The former option is expected to increase the cost of services to the end-user; the latter option is expected to reduce the price while delivering security services that may equal or exceed the quality of services performed by individual guards. RAD is uniquely positioned to facilitate this second model, thereby helping to eliminate the staffing crisis for guard companies who embrace RAD’s solutions.

4.

RAD’s device rental model delivers significantly lower operating costs. With RAD’s current stationary solutions retailing from under $1/hour to $5/hour, customers immediately benefit from substantial savings and more comprehensive security.

5.

RAD’s services options allow end-users to incorporate or fully replace their existing Security Operation Centers with RAD solutions. RAD’s “Solutions-As-A-Service” Rental Program offers customized options to help organizations achieve operational and security goals.

The above conditions speak to the historical lack of innovation in the guarding market. RAD upends this tradition by approaching security challenges through a truly revolutionary approach. The market is now positioned for major disruption with the application of AI-based solutions, as lead by RAD. As such, the interest in RAD solutions has been overwhelming. Major companies, including the largest U.S. guarding company, are aligning with RAD to offer these services to their customer base.

Prospective ROAMEO Impact

The Company’s release of ROAMEO positions it as a near-competitor to Knightscope, a Palo Alto based robotics company in business since 2012. RAD’s approach is different from Knightscope’s on many elements of technology.

RAD expects that a small number of expected ROAMEO orders will make a substantial impact on RAD’s financial performance and create momentum for significant adoption of the entire RAD lineup.

Customer Acceptance of RAD Solutions

RAD end-users include one Fortune Top 10 company and a number of other Fortune 500 companies. RAD is currently deployed in logistics, commercial real estate, healthcare, and retail industries. The Company believes that if RAD is ultimately deployed to only 5% of the facilities within any of these industries, the Company will be profitable.

RAD’s batch production of SCOTs & WALLYs have all been committed prior to the completion of the production cycle, with an average delivery time of 45 days. RAD has set a goal, predicated on steady demand, to reduce delivery time to 15 days.

RAD Industry Leadership Role

Mr. Reinharz has earned a prominent role as a spokesperson for AI and change in the security industry. He has lectured and participated in several panels for some of the security industry’s largest events and organizations. Mr. Reinharz sits on the SIA’s Autonomous Working Group committee, which is dedicated to helping shape the industry and support progressive legislation. Most recently, Mr. Reinharz provided a lecture to NYC’s ASIS CPP group that qualified as a continuing education credit.

It is expected that Mr. Reinharz will continue his promotion of the new paradigm for the next few years until adoption is widespread.

Go To Market Strategy

RAD’s strategy continues to focus on the creation and support of a strong dealer channel. This approach affords multiple benefits to RAD with few downsides. RAD has successfully integrated through the largest U.S. guarding company and recently signed another top-three guarding company as a RAD dealer. Furthermore, RAD has been signing up and developing mid-sized and smaller dealers. RAD is on track to establish a focused group of dealers, most of whom will exclusively represent RAD solutions.

Supplemental to nurturing a solid dealer channel, RAD will, under certain circumstances, accept subscriptions directly from end-users. These situations are largely characterized by the end-user not having a guarding company, having a guarding company that RAD does not want as a dealer, or other extenuating circumstances. RAD has no desired ratio of dealer vs. direct subscriptions. Dealer subscriptions remain the primary focus.

Competition

RAD has no direct competition save for one immediate competitor and one potential competitor.

RAD is considered part of the “drones” category of the security industry, although at RAD we consider ourselves to be in the workflow automation industry.

RAD deliberately restricts information that is public for three main reasons:

1.	Usually, activities are covered by mutual non-disclosure agreements and RAD generally will not ask for permission to publicize customer activities.

2.	These are generally security applications, and most companies prefer not to advertise the details of their security systems.

3.	Until RAD hits the “tipping point,” we prefer to keep our solutions somewhat stealth so as not to give our would-be competitors ideas to copy.

We anticipate that, eventually, some competition may enter the market. RAD seeks to maintain a 2+ year competitive advantage through a broad line of hardware solutions, the fastest and smoothest user interface, and the strongest feature set with the most mature back-end. Furthermore, RAD seeks to expand its sales staff and become the dominant incumbent in this new market that it has created.

Covid Impact

The company issued a Covid Impact notice on March 24, 2020 that can be found here:

https://secureservercdn.net/198.71.233.11/48b.407.myftpupload.com/wp-content/uploads/2020/03/covidUpdate.pdf.

In summary, Covid accelerated some opportunities and sales while stunting others. Overall, the Company believes that the Covid pandemic will spur the use of innovative cost-saving technology like that created by RAD. Indeed, at the time of this writing, RAD is engaged in several large and high-level discussions with companies actively looking to reduce cost due to the pandemic. RAD expects this to remain a priority, even in light of vaccination availability and a reopening economy. Furthermore, the elimination of millions of low-wage jobs at the start of the pandemic and the current widespread competition to now replace those workers has exacerbated the already difficult challenge of attracting candidates for security guard positions. With the security industry facing a severe security guard shortage, RAD’s technology-based solutions are a desirable, affordable, and readily available alternative.

Employees

As of May 9, 2021, we have 50 employees, including full-time contract employees in California and Canada. None of our employees are represented by a union. We consider our employee relations to be excellent. AITX is rolling out its approved (April 2021 8-K) ESOP to all employees during the 2nd and 3rd quarters.

Accomplishments & Highlights

AITX, and its subsidiaries RAD I, RAD M, and RAD G, list of accomplishments highlights successes in adding to the strength of its executive leadership team, expanding its sales and distribution channels, launching new products, while growing its presence, visibility and profile within its existing marketplaces. Milestones and accomplishments over the past 12 months include:

•	Authorized Dealers Added to Dealer Network

RAD has more than 25 authorized dealers across the United States, Canada, and the EU, with plans for continued expansion. Dealers include the largest security companies in the world, including Allied Universal and Securitas. The ongoing addition of authorized dealers introduces and delivers RAD products to new markets. Dealer announcement and highlights include:

•	5/18/2020 - Artificial Intelligence Technology Solutions Increases Dealer Network
•	9/14/2020 - Robotic Assistance Devices Announces Hawaiian Expansion with Titan Security Services
•	9/21/2020 - Robotic Assistance Devices Announces a Strengthened Southern California Presence with GMI Integrated Facility Solutions Inc.
•	12/17/2020 - Robotic Assistance Devices Announces Dealer Agreement with Civitas Group
•	1/6/2021 - Robotic Assistance Devices Announces Dealer Agreement with Protos Security
•	2/12/2021 – NexGen Security Solutions and Servexo Protective Services Sign with Robotic Assistance Devices - Indicates that Momentum for Products Accelerates
•	3/5/2021 - Robotic Assistance Devices Announces Dealer Agreement with St. Moritz Security Services
•	3/11/2021 - Robotic Assistance Devices Announces Dealer Agreement with DSI

•	RAD Took an Active Part in the War Against COVID-19

The years 2020 and 2021 thus far have been framed by the global impact of COVID-19. Since the early days of the pandemic, RAD has been active in offering businesses of all sizes all-in-one solutions to maintaining a safe and health work environment. Wally HSO (Health Screening Option) and ROSA (with Face Covering Detection) have been integral in helping businesses open their facilities in a safe and secure manner. COVID-19 related product announcements and orders include:

•	4/6/2020 - Artificial Intelligence Technology Solutions Conducts Coronavirus Type Pandemic First Response
•	5/8/2020 - Artificial Intelligence Technology Solutions Announces Health Screening Product Enhancement
•	7/1/2020 - Robotic Assistance Devices Deploys Artificial Intelligence-Powered Face Mask Detection Reporting Analytic
•	7/22/2020 - Robotic Assistance Devices Announces Face Mask Detection Orders
•	7/29/2020 - Robotic Assistance Devices Announces First Health Screening Device Order
•	8/13/2020 - Robotic Assistance Devices Receives Multi Unit Order for Face Mask Detection Enabled ROSAs
•	8/28/2020 - Robotic Assistance Devices Announces Second “Wally” Order from Fortune 500 Company
•	11/24/2020 - Artificial Intelligence Technology Solutions Receives Wally HSO Order from Top 20 Largest Medical Devices Company in the World
•	2/23/2021 - Robotic Assistance Devices Announces Large Expansion Order Received from Fortune 50 Client
•	3/30/2021 - Robotic Assistance Devices Receives 2-Unit Wally HSO Order from New Dealer DSI

•	RAD I and RAD M Continued to Expand Their Product Offerings

Throughout all of fiscal year 2021, RAD released new products and made important updates to existing solutions. Notably, AVA and ROAMEO formally joined the RAD product lineup, with deployments immediately following their announcements. As fiscal year 2022 got underway, ROSA180 and ROSA270 will be poised to take their places in this expanding product lineup.

RAD Sales Continue to Surge

Throughout FY 2021, RAD made great strides in increasing sales and recurring monthly revenue. Through the addition of several new authorized dealers, an expanded product offering, new sales / business development team members and expanded client communications campaigns, the Company has experienced a measurable increase in demand and unit orders. RAD often publicly announces orders that are significant in volume, market penetration, or use case application. Order highlights from FY 2021 include:

Throughout fiscal year 2021, RAD made great strides in increasing sales and recurring monthly revenue. Through the addition of several new authorized dealers, an expanded product offering, new sales/ usiness development team members and expanded client communications campaigns, the Company has experienced a measurable increase in demand and unit orders. RAD often publicly announces orders that are significant in volume, market penetration, or use case application. Order highlights from FY 2021 include:

•	3/31/2020 - Artificial Intelligence Technology Solutions Secures Seven-Unit Order From Transit Agency
•	5/12/2020 - Artificial Intelligence Technology Solutions Secures Nine Unit Order From Real Estate Company
•	6/4/2020 - Artificial Intelligence Technology Solutions Receives first AVA Order
•	6/24/2020 - Artificial Intelligence Technology Solutions Signs Agreement With Fortune 500 Client
•	7/9/2020 - Robotic Assistance Devices Announces Orders
•	11/10/2020 - Artificial Intelligence Technology Solutions Receives First Auto Dealership Order
•	11/17/2020 - Artificial Intelligence Technology Solutions Receives ROSA Order from Large Construction Company
•	12/22/2020 - Robotic Assistance Devices Large Opportunity on the Immediate Horizon
•	1/8/2021 - Robotic Assistance Devices Announces That Previously Anticipated Order Is In Hand
•	1/13/2021 - Robotic Assistance Devices Receives Opening Order From Civitas Group, RAD’s Recently Signed Dealer in Romania
•	1/28/2021 - Robotic Assistance Devices Announces that 2021 is off to a Great Start
•	3/1/2021 - Artificial Intelligence Technology Solutions Announces Accelerated Order Activity - New Orders from Fortune Ranked Clients
•	4/14/2021 - Robotic Assistance Devices Receives 10-Unit Order from Titan Security Technologies
•	4/19/2021 - Major US Airport Poised to Deploy RAD Solutions
•	4/21/2021 - Robotic Assistance Devices Receives Opening Order from Recently Signed Dealer St. Moritz Security Services
•	4/28/2021 - Robotic Assistance Devices Receives 3-Unit ROSA Order
•	5/10/2021 - Robotic Assistance Devices Receives 17 Unit Order

•	The AITX and RAD Teams Continue to Grow

The Company and its subsidiaries have been able to attract highly qualified and experienced individuals to help in research and development, procurement, manufacturing, shipping and customer support. Staffing at RAD I, RAD M, and RAD G increased from 18 full time and 4 part-time employees and contract employees at the end of February 2020 to 50 as of May 9, 2021.

Notable Additions to the AITX and RAD Executive Teams:

•	7/13/2020 - Robotic Assistance Devices Announces Team Expansion
•	10/5/2020 - Artificial Intelligence Technology Solutions Announces Board of Advisors
•	3/2/2021 - Artificial Intelligence Technology Solutions Announces Executive Team Expansion
•	4/12/2021 - Robotic Assistance Devices Welcomes Christopher Almonrode, CPP, as Vice President Security & Industry
•	4/26/2021 - Robotic Assistance Devices Appoints New Chief Financial Officer

•	AITX and RAD Develop Working Relationships with Industry Partners

Continually expanding its marketability, RAD has formed several symbiotic relationships, meant to enhance the company’s and products’ performance and reach. Notable announced partnerships include:

•	9/29/2020 - Artificial Intelligence Technology Solutions Partners With Centralized Vision to Expand Premium Service Offerings
•	11/5/2020 - Artificial Intelligence Technology Solutions and Swan Island Networks Announce Strategic Alliance
•	3/24/2021 - Robotic Assistance Devices to Integrate EAGL Gunshot Detection Technology into All Security Devices

•	RAD Expands Its Production Capacity to Keep Up With Demand

In fiscal year 2021, RAD undertook two major production investments. First, it initially expanded its facilities in southern California, and it then announced a major expansion to a 30,000 square foot facility near Detroit, Michigan. The new Michigan facility, dubbed REX (RAD Excellence Center) is expected to be fully operational by the end of June 2021, staffed with up to 75 employees.

Manufacturing announcements include:

•	12/30/2020 – Robotic Assistance Devices Announces Growth, Upgrades Two Locations
•	3/9/2021 - Robotic Assistance Devices Announces That Its ‘QuickShip’ Turnaround Time in Full Operation
•	3/18/2021 - Robotic Assistance Devices Signs Lease for New Production Facility in Greater Detroit Area
•	5/5/2021 - Robotic Assistance Devices Experiences Great Advances Through April

RAD Client Satisfaction – Documented via Case Studies

RAD has issued 2 formal case studies, published in their related industry trade publications. These document the verifiable contributions that the clients’ RAD units have made to enhance their property’s security profile, while reducing overall costs. Excerpts from the case studies include:

“Damage to vehicles, graffiti on the exterior of the building, the homeless tampering with our electrical outlets to charge their phones, trash left around the property – that’s all gone since we put the ROSAs in.”

“We’re paying a fraction of what we were paying before and more importantly, we’ve seen a drop in crime. ROSA is doing the same or better than having a security guard in place.”

The future implementation of such case studies will advance RAD’s reach into new vertical markets. Published case studies include:

•	3/15/2021 - Robotic Assistance Devices Published Case Study Regarding Security and Cost Savings at Client Citrus Construction

•	4/6/2021 - Robotic Assistance Devices’ ROSA Proves Its Value in Automotive Applications

Legal Proceedings

See Item 3 - Legal Proceedings.

ITEM 1A. RISK FACTORS

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our corporate offices at 701 North Green Valley Parkway, Suite 200, Henderson, Nevada, 89704 pursuant to a month-to-month lease. Our annual rental cost for this facility is approximately $936 per year. RAD maintains a mailing address of 31103 Ranch Viejo Road, Suite D2114, San Juan Capistrano, CA 92675, USA for a nominal fee of $264 per year. RAD entered into a 15-month lease at 18009 Sky Park Circle Suite E , Irvine, California 92614, that began on December 18, 2020 and terminates on March 31, 2022, at annual cost of  $46,308. This property is used as the West Coast Sales and Service Center. The lease is not renewable.

On March 10, 2021 the Company entered into a ten-year lease of a 29,316 square foot building located  at 10800 Galaxie Avenue,  Ferndale, Michigan 48220. The lease began on May 1, 2021. These premises are being used for offices, manufacturing and distribution. The annual rental cost for this facility is approximately $190,000, plus a proportionate share of operating expenses of approximately $28,000 annually

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are no legal proceedings pending at this time.

In April 2019 the principals of WeSecure filed lawsuit in California Superior Court seeking damages for non-payment of the remaining balance from the sale of WeSecure assets. In June 2019, the case was settled for $180,000, payable in 14 monthly installments. The final installment   totaling $25,000, unpaid consulting fees payable to the two principals through to September 2019 totaling $125,924, and labor code violations of $48,434 all totaling $199,358 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly installments. The final $122,000 payment was made in March 2021.

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

	High	Low
Fiscal Year Ended February 28, 2021:
Quarter ended February 28, 2021	$0.29	$0.00
Quarter ended November 30, 2020	$0.01	$0.00
Quarter ended August 31, 2020	$0.10	$0.00
Quarter ended May 31, 2020	$2.00	$0.03

Fiscal Year Ended February 29, 2020:
Quarter ended February 29, 2020	$2.00	$0.50
Quarter ended November 30, 2019	$3.00	$0.50
Quarter ended August 31, 2019	$61.00	$2.00
Quarter ended May 31, 2019	$67.00	$12.00

On May 11, 2021, the closing price per share of the Company’s common stock as quoted on the OTC was $0.08.

Dividends

To date, we have not paid dividends on shares of the Company’s common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, AITX’s financial condition, and other factors deemed relevant by its Board of Directors.

Holders of Common Stock

As of May 12, 2021, there were 12 holders of AITX’s common stock of which 12 were active. The number of foregoing holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company is authorized to issue 5,000,000,000 shares of common stock, with a par value of $0.00001. The closing price of its common stock on May 11, 2021, as quoted by OTC Markets Group, Inc., was $0.0752. There were 3,545,772,882 shares of common stock issued and outstanding as of May 11, 2021. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the years ended February 28, 2021 and February 29, 2020, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

On April 14, 2021 the Company adopted an Incentive Stock Plan where full details are disclosed in Exhibit 10.1 of the Company’s 8K filing of April 20,2021. Under the plan the Company may grant options to service providers and employees to acquire up to 5,000,000 shares of the Company’s common stock. The options will be under the varying terms and conditions of an agreement but the exercise price cannot be lower than 100% to 110% of the fair value of the stock at date of grant and the term of the grant can be no longer than 5 years.

As of the date of this filing , no grants have been issued under this plan.

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

Series F Convertible Preferred Stock

The Board of Directors has designated 4,350 shares of Series F Convertible Preferred Stock with a par value of $1.00 per share. As of the date of this report, there are 2,716 shares of Series F Convertible Preferred Stock outstanding. The Series F Convertible Preferred Stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis. So long as any shares of Series F Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

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

Recent Sales of Unregistered Securities

The following is a summary of transactions by AITX involving sales of its securities that were not registered under the Securities Act.

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
Number of shares outstanding February 28, 2017						18
March 7, 2017	conversion	$1,840	$—	$—	$1,840	1
March 22, 2017	conversion	1,971	—	—	1,971	1
March 27, 2017	cancelation***	—	—	—	—	(1)
April 3, 2017	conversion	1,487	3,397	—	4,884	1
April 7, 2017	conversion	1,000	—	—	1,000	1
April 20, 2017	conversion	920	—	—	920	1
April 24, 2017	conversion	6,876	—	—	6,876	1
April 26, 2017	conversion	1,130	—	—	1,130	1
May 2, 2017	conversion	1,130	—	—	1,130	1
May 4, 2017	conversion	1,240	—	—	1,240	1
May 4, 2017	conversion	8,854	—	—	8,854	1
May 8, 2017	conversion	9,296	—	—	9,296	1
May 12, 2017	conversion	1,432	—	—	1,432	1
May 15, 2017	conversion	11,661	—	—	11,661	1
May 15, 2017	conversion	1,550	—	—	1,550	2
May 18, 2017	conversion	13,629	—	—	13,629	2
May 23, 2017	conversion	9,684	3,059	—	12,743	1
May 24, 2017	conversion	1,730	—	—	1,730	2
May 30, 2017	conversion	1,890	—	—	1,890	2
June 7, 2017	conversion	1,985	—	—	1,985	2
June 9, 2017	conversion	2,085	—	—	2,085	2
June 12, 2017	conversion	2,185	—	—	2,185	2

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
June 14, 2017	conversion	2,295	—	—	2,295	2
June 19, 2017	conversion	2,400	—	—	2,400	2
June 20, 2017	conversion	2,500	—	—	2,500	3
June 20, 2017	conversion	3,000	358	—	3,358	—
June 22, 2017	warrant exercise****	—	—	—	—	3
June 28, 2017	conversion	2,800	—	—	2,800	3
June 28, 2017	warrant exercise****	—	—	—	—	3
July 5, 2017	conversion	3,050	—	—	3,050	3
July 6, 2017	warrant exercise****	—	—	—	—	3
July 7, 2017	warrant exercise****	—	—	—	—	—
July 7, 2017	conversion	3,400	—	—	3,400	3
July 26, 2017	conversion	3,500	—	—	3,500	4
July 28, 2017	conversion	9,750	—	—	9,750	1
July 28, 2017	conversion	4,000	—	—	4,000	4
August 2, 2017	conversion	75,000	—	—	75,000	4
August 2, 2017	conversion	75,000	2,483	—	77,483	4
August 4, 2017	conversion	11,184	—	—	11,184	—
August 14, 2017	conversion	4,500	—	—	4,500	5
August 21, 2017	conversion	4,700	—	—	4,700	5
August 29, 2017	conversion	4,900	—	—	4,900	5
September 5, 2017	conversion	26,250	—	—	26,250	5
September 18, 2017	conversion	27,250	—	—	27,250	5
September 27, 2017	conversion	29,000	—	—	29,000	6
October 16, 2017	conversion	30,500	—	—	30,500	6
October 16, 2017	conversion	10,000	—	—	10,000	—
Number of shares outstanding February 28, 2018						124
April 16, 2018	conversion	132,160	—	—	132,160	6
April 26, 2018	conversion	14,500	—	500	15,000	1
May 1, 2018	conversion	26,250	—	—	26,250	3
May 3, 2018	conversion	5,000	—	—	5,000	—
May 7, 2018	conversion	27,900	—	—	27,900	3
May 10, 2018	conversion	32,400	—	—	32,400	4
May 11, 2018	conversion	14,500	—	500	15,000	2
May 15, 2018	conversion	7,060	—	500	7,560	2
May 15, 2018	conversion	8,000	—	—	8,000	1
May 21, 2018	conversion	20,250	—	—	20,250	3
May 22, 2018	conversion	6,075	—	—	6,075	1
May 24, 2018	conversion	13,056	3,300	—	16,356	2
May 30, 2018	conversion	8,182	—	—	8,182	2
May 30, 2018	conversion	15,000	—	—	15,000	3
June 7, 2018	conversion	2,922	—	—	2,922	1
June 18, 2018	conversion	17,000	—	—	17,000	4
June 19, 2018	conversion	14,500	—	500	15,000	3
June 28, 2018	conversion	18,000	—	—	18,000	4
June 28, 2018	cancellation	(7,060)	—	(500)	(7,560)	(2)
July 5, 2018	conversion	14,500	—	500	15,000	4
July 5, 2018	conversion	8,818	—	—	8,818	3
July 11, 2018	conversion	10,200	—	—	10,200	4
July 11, 2018	conversion	14,500	—	500	15,000	5
July 19, 2018	conversion	16,000	—	500	16,500	5
July 19, 2018	conversion	11,000	1,366	—	12,366	4
July 23, 2018	conversion	14,500	—	500	15,000	7
July 25, 2018	conversion	5,000	—	—	5,000	2
July 31, 2018	conversion	11,000	1,455	—	12,455	6
August 24, 2018	conversion	—	15,300	—	15,300	10
August 27, 2018	conversion	5,500	—	500	6,000	10

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
August 29, 2018	conversion	4,280	—	500	4,780	11
August 30, 2018	conversion	6,000	—	—	6,000	10
August 30, 2018	rounding shares	—	—	—	—	—
August 31, 2018	conversion	20,000	—	—	20,000	11
August 31, 2018	conversion	7,500	—	500	8,000	11
September 5, 2018	conversion	8,800	1,375	—	10,175	13
September 5, 2018	conversion	7,800	—	—	7,800	13
September 7, 2018	conversion	7,000	—	500	7,500	13
September 12, 2018	conversion	5,355	—	—	5,355	15
September 12, 2018	conversion	6,500	—	500	7,000	14
September 13, 2018	conversion	5,395	—	—	5,395	13
September 13, 2018	conversion	3,436	—	500	3,936	14
September 18, 2018	conversion	5,670	—	—	5,670	19
September 20, 2018	conversion	3,448	—	500	3,948	19
September 21, 2018	conversion	6,720	—	—	6,720	19
September 24, 2018	conversion	5,250	—	—	5,250	18
September 26, 2018	conversion	6,132	—	—	6,132	23
September 28, 2018	conversion	3,084	—	500	3,584	23
October 1, 2018	conversion	3,100	—	—	3,100	20
October 3, 2018	conversion	4,030	—	—	4,030	26
October 3, 2018	conversion	2,202	—	500	2,702	25
October 5, 2018	conversion	2,750	485	—	3,235	16
October 5, 2018	conversion	4,449	—	—	4,449	29
October 8, 2018	conversion	8,835	—	—	8,835	105
October 9, 2018	conversion	4,158	—	500	4,658	30
October 10, 2018	conversion	4,988	—	—	4,988	29
October 15, 2018	conversion	5,935	—	—	5,935	33
October 18, 2018	conversion	9,000	—	—	9,000	113
October 19, 2018	conversion	4,400	713	—	5,113	33
October 23, 2018	conversion	9,840	—	—	9,840	317
November 1, 2018	conversion	9,400	—	—	9,400	94
November 5, 2018	conversion	6,195	—	—	6,195	52
November 15, 2018	conversion	7,980	—	—	7,980	95
November 27, 2018	conversion	3,850	724	—	4,574	123
December 6, 2018	conversion	4,056	797	—	4,853	141
December 7, 2018	conversion	2,034	—	—	2,034	66
December 10, 2018	conversion	2,367	—	—	2,367	76
December 10, 2018	conversion	2,333	—	500	2,833	91
December 10, 2018	conversion	1,475	—	500	1,975	91
December 10, 2018	conversion	3,348	—	—	3,348	90
December 11, 2018	conversion	2,489	—	—	2,489	80
December 11, 2018	conversion	4,340	—	—	4,340	140
December 12, 2018	conversion	3,500	—	—	3,500	94
December 12, 2018	conversion	6,600	1,306	—	7,906	213
December 13, 2018	conversion	2,408	—	500	2,908	134
December 13, 2018	conversion	3,426	—	—	3,426	111
December 14, 2018	conversion	4,154	—	—	4,154	134
December 18, 2018	conversion	4,368	—	—	4,368	141
December 19, 2018	conversion	3,100	—	500	3,600	160
December 19, 2018	conversion	1,000	3,348	—	4,348	161
December 20, 2018	conversion	—	—	—	—	130
December 20, 2018	conversion	2,155	—	500	2,655	169
December 20, 2018	conversion	3,636	—	—	3,636	117
December 20, 2018	conversion	7,480	1,520	—	9,000	333
December 24, 2018	conversion	2,970	—	—	2,970	110
December 26, 2018	conversion	3,213	—	—	3,213	143
December 27, 2018	conversion	1,870	1,381	—	3,252	120

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
December 28, 2018	conversion	3,700	—	500	4,200	227
December 31, 2018	conversion	4,869	—	—	4,869	216
December 31, 2018	conversion	5,365	—	—	5,365	290
January 2, 2019	conversion	7,370	1,562	—	8,932	425
January 7, 2019	conversion	3,360	—	—	3,360	240
January 7, 2019	conversion	3,944	—	—	3,944	290
January 8, 2019	conversion	4,080	—	—	4,080	300
January 9, 2019	conversion	3,161	—	500	3,661	317
January 10, 2019	conversion	3,380	—	—	3,380	325
January 11, 2019	conversion	5,280	1,150	—	6,430	397
January 11, 2019	conversion	3,625	—	—	3,625	290
January 14, 2019	conversion	3,400	—	—	3,400	340
January 15, 2019	conversion	4,100	—	—	4,100	410
January 15, 2019	conversion	4,300	—	—	4,300	430
January 17, 2019	conversion	4,800	—	—	4,800	480
January 22, 2019	conversion	4,435	—	—	4,435	504
January 22, 2019	conversion	4,230	—	—	4,230	470
January 23, 2019	conversion	3,816	—	—	3,816	530
January 25, 2019	conversion	3,781	—	—	3,781	556
January 28, 2019	conversion	3,276	—	—	3,276	585
January 29, 2019	conversion	3,690	—	—	3,690	615
January 29, 2019	conversion	3,870	—	—	3,870	645
January 30, 2019	conversion	4,080	—	—	4,080	680
January 31, 2019	conversion	4,500	—	—	4,500	750
January 31, 2019	conversion	4,290	—	—	4,290	715
February 4, 2019	conversion	4,740	—	—	4,740	790
February 5, 2019	cancellation	(2,658)	—	—	(2,658)	(17)
February 5, 2019	conversion	4,980	—	—	4,980	830
February 12, 2019	conversion	5,340	—	—	5,340	890
February 14, 2019	conversion	5,236	—	—	5,236	935
February 21, 2019	conversion	4,956	—	—	4,956	900
Number of shares outstanding February 28, 2019						20,026
May 6, 2019	conversion	5,768	—	—	5,768	1,030
May 6, 2019	conversion	15,000	—	—	15,000	882
May 6, 2019	conversion	11,900	—	—	11,900	992
May 7, 2019	conversion	6,048	—	—	6,048	1,080
May 7, 2019	conversion	11,900	—	—	11,900	992
May 8, 2019	conversion	6,384	—	—	6,384	1,140
May 8, 2019	conversion	11,800	—	—	11,800	983
May 8, 2019	conversion	7,312	—	500	7,812	1,240
May 9, 2019	conversion	12,500	—	—	12,500	1,136
May 10, 2019	conversion	7,200	—	—	7,200	655
May 8, 2019	conversion	4,400	—	—	4,400	1,000
May 13, 2019	conversion	7,493	—	—	7,493	1,338
May 13, 2019	conversion	12,650	3,786	—	16,436	1,957
May 21, 2019	conversion	3,281	—	—	3,281	586
May 22, 2019	conversion	11,550	3,526	—	15,076	2,094
July 11, 2019	conversion	11,000	3,984	—	14,984	1,921
July 25, 2019	conversion	8,584	—	—	8,584	2,000
July 30, 2019	conversion	16,940	6,350	—	23,290	3,882
July 31, 2019	conversion	9,872	—	—	9,872	2,300
August 2, 2019	conversion	10,301	—	—	10,301	2,400
August 8, 2019	conversion	21,450	8,170	—	29,620	4,937
August 11, 2019	conversion	10,945	—	—	10,945	2,550
August 11, 2019	conversion	5,837	—	—	5,837	1,360
August 12, 2019	conversion	8,800	—	—	8,800	2,750

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
August 12, 2019	conversion	13,915	5,337	—	19,252	4,011
August 13, 2019	conversion	3,528	—	—	3,528	1,260
August 14, 2019	conversion	5,920	—	—	5,920	2,960
August 15, 2019	conversion	12,650	4,877	—	17,527	5,842
August 15, 2019	conversion	6,200	—	—	6,200	3,100
August 16, 2019	conversion	8,060	—	—	8,060	4,030
August 19, 2019	conversion	6,784	—	—	6,784	4,240
August 20, 2019	conversion	7,136	—	—	7,136	4,460
August 20, 2019	conversion	12,100	4,705	—	16,805	7,002
August 21, 2019	conversion	4,284	5,628	—	9,912	4,690
August 22, 2019	conversion	—	6,348	—	6,348	5,290
August 23, 2019	conversion	—	4,400	—	4,400	5,500
August 26, 2019	conversion	7,810	3,068	—	10,878	9,065
August 26, 2019	conversion	—	3,416	—	3,416	4,270
August 27, 2019	conversion	—	2,240	—	2,240	2,800
August 29, 2019	conversion	—	5,344	—	5,344	6,680
September 3, 2019	conversion	—	5,616	—	5,616	7,020
September 3, 2019	conversion	6,149	2,449	—	8,598	14,329
September 4, 2019	conversion	—	2,956	—	2,956	7,390
September 5, 2019	conversion	—	3,240	—	3,240	8,100
September 6, 2019	conversion	—	3,560	—	3,560	8,900
September 9, 2019	conversion	—	3,752	—	3,752	9,380
September 10, 2019	conversion	—	3,944	—	3,944	9,860
September 10, 2019	conversion	6,826	2,750	—	9,575	15,959
September 11, 2019	conversion	—	4,129	—	4,129	10,300
September 12, 2019	conversion	2,447	2,233	—	4,680	11,700
September 13, 2019	conversion	4,920	—	—	4,920	12,300
September 16, 2019	conversion	2,818	2,342	—	5,160	12,900
September 17, 2019	conversion	—	2,960	—	2,960	7,400
September 18, 2019	conversion	—	4,760	—	4,760	11,900
September 19, 2019	conversion	—	2,920	—	2,920	7,300
September 20, 2019	conversion	202	1,998	—	2,200	5,500
September 25, 2019	conversion	4,506	234	—	4,740	12,600
October 3, 2019	conversion	5,651	349	—	6,000	15,000
October 10, 2019	conversion	3,760	280	—	4,040	10,100
October 25, 2019	conversion	2,584	556	—	3,140	15,700
November 4, 2019	conversion	2,926	354	—	3,280	16,400
November 27, 2019	conversion	2,970	770	—	3,740	18,700
January 3, 2020	conversion	—	2,640	—	2,640	13,200
January 27, 2020	conversion	3,360	—	—	3,360	16,800
February 1, 2020	cancellation	(3,360)	—	—	(3,360)	(16,800)
February 5, 2020	cancellation	—	(640)	—	(640)	(3,200)
February 5, 2020	conversion	—	4,060	—	4,060	20,300
February 29, 2020	rounding shares issuable	—	—	—	—	2,946
Number of shares outstanding February 29, 2020						418,415

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
March 29, 2020	Conversion	—	2,568	—	2,568	21,400
March 30, 2020	Conversion	742	—	500	1,242	20,700
March 31, 2020	Conversion	—	1,013	—	1,013	21,100
April 3, 2020	Conversion	—	936	—	936	19,500
April 6, 2020	Conversion	868	—	500	1,368	22,800
April 7, 2020	Conversion	—	1,186	—	1,186	24,700
April 7, 2020	Conversion	1,500	—	500	2,000	25,000
April 8, 2020	Conversion	—	1,104	—	1,104	23,000
April 13, 2020	Conversion	—	1,474	—	1,474	30,700
April 14, 2020	Conversion	—	1,272	—	1,272	26,500
April 16, 2020	Conversion	1,456	—	500	1,956	32,600
April 17, 2020	Conversion	—	1,613	—	1,613	33,600
April 20, 2020	Conversion	—	1,776	—	1,776	37,000
April 20, 2020	Conversion	1,200	—	500	1,700	23,611
April 21, 2020	Conversion	—	1,448	—	1,448	31,000
April 23, 2020	Conversion	—	1,773	—	1,773	38,500
April 24, 2020	Conversion	—	1,392	—	1,392	43,500
April 24, 2020	Conversion	1,941	—	500	2,441	42,420
April 27, 2020	Conversion	—	1,469	—	1,469	45,900
April 28, 2020	Conversion	—	781	—	781	24,400
April 28, 2020	Conversion	—	1,376	—	1,376	43,000
April 29, 2020	Conversion	2,400	—	500	2,900	48,333
April 30, 2020	Conversion	—	1,408	—	1,408	44,000
April 30, 2020	Conversion	2,225	—	500	2,725	54,500
May 1, 2020	Conversion	—	1,792	—	1,792	56,009
May 4, 2020	Conversion	—	1,728	—	1,728	54,000
May 4, 2020	Conversion	5,060	2,719	—	7,779	129,643
May 4, 2020	Conversion	2,724	—	500	3,224	71,640
May 5, 2020	Conversion	—	2,365	—	2,365	73,900
May 6, 2020	Conversion	3,750	—	500	4,250	78,703
May 7, 2020	Conversion	—	2,170	—	2,170	67,800
May 7, 2020	Conversion	2,640	—	500	3,140	78,500
May 8, 2020	Conversion	—	1,592	—	1,592	59,400
May 11, 2020	Conversion	1,843	—	500	2,343	90,100
May 12, 2020	Conversion	—	2,095	—	2,095	100,700
May 12, 2020	Conversion	1,910	—	500	2,410	95,000
May 12, 2020	Conversion	4,070	2,208	—	6,278	201,231
May 13, 2020	Conversion	—	2,413	—	2,413	116,000
May 14, 2020	Conversion	—	1,936	—	1,936	94,000
May 14, 2020	Conversion	2,698	—	500	3,198	123,000
May 14, 2020	Conversion	3,300	—	500	3,800	121,794
May 15, 2020	Conversion	—	1,764	—	1,764	98,000
May 15, 2020	Conversion	4,510	2,416	—	6,926	232,206
May 18, 2020	Conversion	—	2,728	—	2,728	155,000
May 19, 2020	Conversion	—	2,546	—	2,546	148,000
May 19, 2020	Conversion	3,108	—	500	3,608	164,000
May 19, 2020	Conversion	3,108	—	500	3,608	164,000
May 19, 2020	Conversion	2,450	—	500	2,950	121,399
May 20, 2020	Conversion	—	2,477	—	2,477	144,000
May 21, 2020	Conversion	—	3,560	—	3,560	207,000

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
May 22, 2020	Conversion	3,600	—	500	4,100	210,000
May 22, 2020	Conversion	5,665	3,112	—	8,777	416,744
May 25, 2020	Conversion	3,238	—	500	3,738	230,000
May 26, 2020	Conversion	—	3,120	—	3,120	240,000
May 27, 2020	Conversion	—	2,280	—	2,280	190,000
May 28, 2020	Conversion	—	2,148	—	2,148	179,000
May 28, 2020	Conversion	6,050	3,347	—	9,397	522,072
May 28, 2020	Rounding shares	—	—	—	—	9
May 29, 2020	Conversion	4,000	—	500	4,500	257,731
June 1, 2020	Conversion	—	2,367	—	2,367	202,000
June 1, 2020	Conversion	4,380	—	—	4,380	300,000
June 1, 2020	Conversion	8,680	—	—	8,680	620,000
June 3, 2020	Conversion	—	3,427	—	3,427	357,000
June 4, 2020	Conversion	4,372	—	500	4,872	435,000
June 4, 2020	Conversion	—	2,554	—	2,554	285,000
June 3, 2020	Conversion	7,095	3,954	—	11,049	754,703
June 4, 2020	Conversion	9,744	—	—	9,744	870,000
June 5, 2020	Conversion	—	3,916	—	3,916	445,000
June 8, 2020	Conversion	4,770	—	—	4,770	530,000
June 8, 2020	Conversion	—	2,980	—	2,980	487,000
June 8, 2020	Conversion	6,600	3,700	—	10,300	1,122,004
June 9, 2020	Conversion	3,593	—	500	4,093	535,000
June 10, 2020	Conversion	4,396	—	500	4,896	640,000
June 10, 2020	Conversion	—	2,472	—	2,472	404,000
June 11, 2020	Conversion	—	2,935	—	2,935	587,000
June 11, 2020	Conversion	4,320	—	—	4,320	720,000
June 12, 2020	Conversion	6,600	3,718	—	10,318	1,433,000
June 15, 2020	Conversion	—	3,126	—	3,126	704,000
June 15, 2020	Conversion	9,435	—	—	9,435	1,700,000
June 15, 2020	Conversion	4,218	—	500	4,718	850,000
June 17, 2020	Conversion	—	3,135	—	3,135	825,000
June 17, 2020	Conversion	4,750	—	—	4,750	1,000,000
June 17, 2020	Conversion	5,830	3,303	—	9,133	1,902,773
June 18, 2020	Conversion	—	2,608	—	2,608	815,000
June 18, 2020	Conversion	4,300	—	500	4,800	1,200,000
June 19, 2020	Conversion	3,500	—	500	4,000	1,000,000
June 19, 2020	Conversion	—	2,797	—	2,797	874,000
June 19, 2020	Conversion	6,490	3,686	—	10,176	2,119,985
June 22, 2020	Conversion	—	4,627	—	4,627	1,446,000
June 22, 2020	Conversion	6,930	3,950	—	10,880	2,266,600
June 23, 2020	Conversion	—	5,120	—	5,120	1,600,000
June 22, 2020	Conversion	10,000	—	—	10,000	2,500,000
June 23, 2020	Conversion	6,100	—	500	6,600	1,650,000
June 23, 2020	Conversion	10,120	5,775	—	15,895	3,311,362
June 23, 2020	Conversion	2,488	—	500	2,988	747,000
June 24, 2020	Conversion	8,400	—	—	8,400	2,100,000
June 24, 2020	Conversion	17,200	—	—	17,200	4,300,000
June 24, 2020	Conversion	10,120	5,781	—	15,901	3,312,766
June 24, 2020	Conversion	1,150	—	500	1,650	343,750
June 25, 2020	Conversion	—	7,040	—	7,040	2,200,000

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
June 25, 2020	Conversion	10,300	—	500	10,800	2,700,000
June 25, 2020	Conversion	11,275	6,448	—	17,723	3,692,421
June 26, 2020	Conversion	—	6,400	—	6,400	2,000,000
June 29, 1930	Conversion	12,800	—	—	12,800	3,200,000
June 29, 2020	Conversion	3,355	485	—	3,840	1,200,000
June 30, 2020	Conversion	4,841	119	—	4,960	1,550,000
June 29, 2020	Conversion	13,000	861	—	13,861	2,887,685
July 1, 2020	Conversion	12,980	—	500	13,480	3,370,000
July 1, 2020	Conversion	22,800	—	—	22,800	5,700,000
July 1, 2020	Conversion	12,485	7,191	—	19,676	4,099,085
July 1, 2020	Conversion	5,222	116	—	5,338	1,668,000
July 2, 2020	Conversion	7,248	112	—	7,360	2,300,000
July 6, 2020	Conversion	16,088	—	—	16,088	4,021,875
July 1, 2020	Conversion	13,250	861	—	14,111	2,945,058
July 6, 2020	Conversion	17,600	10,195	—	27,795	5,790,666
July 7, 2020	Conversion	7,462	538	—	8,000	2,500,000
July 8, 2020	Conversion	6,297	103	—	6,400	2,000,000
July 9, 2020	Conversion	18,150	10,550	—	28,700	5,979,187
July 9, 2020	Conversion	20,000	—	—	20,000	5,000,000
July 10, 2020	Conversion	9,403	197	—	9,600	3,000,000
July 14, 2020	Conversion	—	10,240	—	10,240	3,200,000
July 14, 2020	Conversion	12,000	—	—	12,000	3,000,000
July 14, 2020	Conversion	9,230	370	—	9,600	3,000,000
July 14, 2020	Conversion	12,114	7,082	—	19,196	3,999,234
July 14, 2020	Conversion	24,000	—	—	24,000	6,000,000
July 14, 2020	Conversion	—	12,800	—	12,800	4,000,000
July 16, 2020	Conversion	22,611	13,782	—	36,392	7,581,749
July 17, 2020	Conversion	33,000	18,736	—	51,736	10,645,130
July 20, 2020	Conversion	—	1,600	—	1,600	500,000
July 20, 2020	Conversion	32,000	—	—	32,000	8,000,000
July 20, 2020	Conversion	28,600	16,249	—	44,849	9,237,550
July 20, 2020	Conversion	—	10,560	—	10,560	3,300,000
July 21, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 22, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 22, 2020	Conversion	—	24,000	—	24,000	7,500,000
July 23, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 24, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 24, 2020	Conversion	9,000	—	—	9,000	2,000,000
July 24, 2020	Conversion	27,500	15,741	—	43,241	6,863,668
July 27, 2020	Conversion	16,018	182	—	16,200	5,000,000
July 27, 2020	Conversion	—	22,680	—	22,680	7,000,000
July 28, 2020	Conversion	9,150	50	—	9,200	2,500,000
July 29, 2020	Conversion	50,032	7,700	—	57,732	9,785,085
July 29, 2020	Conversion	10,456	44	—	10,500	2,500,000
July 29, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 29, 2020	Conversion	27,500	15,833	—	43,333	6,878,219
July 30, 2020	Conversion	10,463	37	—	10,500	2,500,000
July 30, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 30, 2020	Conversion	57,750	—	—	57,750	11,000,000

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
July 30, 2020	Conversion	12,570	30	—	12,600	3,000,000
July 31, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 31, 2020	Conversion	23,100	13,330	—	36,430	7,019,333
July 31, 2020	Conversion	6,734	66	—	6,800	2,000,000
August 3, 2020	Conversion	43,500	—	—	43,500	10,000,000
August 3, 2020	Conversion	—	29,400	—	29,400	7,000,000
August 3, 2020	Conversion	—	8,500	—	8,500	2,500,000
August 4, 2020	Conversion	17,985	10,427	—	28,412	5,474,293
August 4, 2020	Conversion		5,800	—	5,800	2,500,000
August 5, 2020	Conversion	27,500	13,979	—	41,479	8,837,286
August 6, 2020	Conversion	33,741	18,759	—	52,500	12,500,000
August 6, 2020	Conversion	—	17,000	—	17,000	5,000,000
August 10, 2020	Conversion	43,294	953	—	44,247	15,000,000
August 11, 2020	Conversion	25,850	15,107	—	40,957	17,065,350
August 11, 2020	Conversion	12,533	10,000	—	22,533	11,268,750
August 12, 2020	Conversion	8,965	5,245	—	14,210	5,920,900
August 14, 2020	Conversion	27,500	15,510	—	43,010	17,920,835
August 14, 2020	Conversion	16,000	—	—	16,000	8,000,000
August 17, 2020	Conversion	—	12,000	—	12,000	6,000,000
August 19, 2020	Conversion	—	12,000	—	12,000	6,000,000
August 19, 2020	Conversion	26,510	15,040	—	41,550	17,312,501
August 27, 2020	Conversion	25,441	10,000	500	35,941	17,970,625
August 28, 2020	Conversion	41,000	—	—	41,000	20,000,000
August 28, 2020	Conversion	38,500	21,894	—	60,394	25,164,027
August 31, 2020	Conversion	39,500	—	500	40,000	20,000,000
September 3, 2020	Conversion	44,990	25,974	—	70,964	29,568,429
September 4, 2020	Conversion	48,100	—	500	48,600	27,000,000
September 10, 2020	Conversion	44,000	19,046	—	63,046	29,188,067
September 14, 2020	Conversion	36,000	—	—	36,000	20,000,000
September 16, 2020	Conversion	36,300	15,858	—	52,158	28,976,854
September 17, 2020	Conversion	30,000	—	—	30,000	20,000,000
September 21, 2020	Conversion	29,700	13,074	—	42,774	35,645,000
September 22, 2020	Conversion	33,500	—	500	34,000	34,000,000
September 22, 2020	Conversion	20,000	—	—	20,000	20,000,000
September 25, 2020	Conversion	27,500	12,179	—	39,679	38,900,867
September 28, 2020	Conversion	21,000	—	—	21,000	30,000,000
September 28, 2020	Conversion	6,850	—	500	7,350	15,000,000
September 29, 2020	Conversion	23,300	—	500	23,800	34,000,000
September 30, 2020	Conversion	27,500	12,410	—	39,910	47,511,901
October 5, 2020	Conversion	27,500	11,991	—	39,491	50,630,340
October 5, 2020	Conversion	17,500	—	—	17,500	25,925,926
October 6, 2020	Conversion	5,881	9,360	500	15,741	24,217,169
October 6, 2020	Conversion	6,780	—	500	7,280	16,000,000
October 8, 2020	Conversion	33,000	14,762	—	47,762	61,233,329
October 12, 2020	Conversion	27,500	12,375	—	39,875	66,458,333
October 15, 2020	Conversion	41,800	26,711	—	68,511	114,185,778
October 15, 2020	Conversion	6,500	—	500	7,000	20,000,000
October 21, 2020	Conversion	22,000	10,032	—	32,032	53,386,667
October 26, 2020	Conversion	10,000	5,000	—	15,000	25,000,000

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
October 29, 2020	Conversion	44,000	20,298	—	64,298	107,164,443
October 29, 2020	Conversion	27,500	14,000	—	41,500	69,166,666
November 2, 2020	Conversion	2,500	142	—	2,642	4,403,700
November 9, 2020	Conversion	38,500	18,044	—	56,544	94,239,448
November 17, 2020	Conversion	38,500	25,450	—	63,950	106,582,783
November 24, 2020	Conversion	40,040	26,655	—	66,695	111,157,519
December 1, 2020	Conversion	44,660	29,938	—	74,598	124,330,726
December 3, 2020	Conversion	38,170	22,938	—	61,108	101,847,067
December 10, 2020	Conversion	78,650	47,584	—	126,234	210,390,074
December 28, 2020	Warrants	—	—	—	1,190	119,000,000
January 1, 2021	Warrants	—	—	—	1,250	125,000,000
January 21, 2021	Warrants	—	—	—	736	73,650,793
January 14, 2021	Warrants	—	—	—	1,300	130,000,000
January 20, 2021	Warrants	—	—	—	323	32,338,030
January 20, 2021	Warrants	—	—	—	1,280	127,992,278
February 3, 2021	Fees	—	—	—	—	5,000,000
February 10, 2021	Warrants	—	—	—	—	75,000,000
February 16, 2021	Warrants	—	—	—	—	14,268,324
February 16, 2021	Warrants	—	—	—	—	130,000,000
February 19, 2021	Conversion	82,500	27,530	—	110,030	4,075,191
February 23, 2021	Warrants	—	—	—	—	42,189,696
February 26, 2021	Warrants	—	—	—	—	24,771,271
Number of shares outstanding February 28, 2021						3,229,426,884

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended February 28, 2021.

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

Overview

AITX was incorporated in Florida on March 25, 2010. AITX reincorporated into Nevada on February 17, 2015. AITX’ fiscal year end is February 28 (February 29 during leap year). AITX is located at 10800 Galaxie Ave ,Ferndale Michigan , 48220, and our telephone number is 877-767-6268.

Results of Operations

The following table shows our results of operations for the years ended February 28, 2021 and February 29, 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Year Ended February 28, 2021	Year Ended February 29, 2020	Dollars	Percentage

Revenues	$360,888	$260,768	$100,120	38%

Gross profit	262,721	177,008	85,713	48%

Operating expenses	3,257,590	1,959,814	1,297,776	66%

Loss from operations	(2,994,869)	(1,782,806)	(1,212,063)	(68%)

Other income (expense), net	(2,904,042)	(4,430,843)	1,526,801	34%

Net loss	$(5,898,911)	$(6,213,649)	$314,738	5%

Revenue

Total revenue for the year ended February 28, 2021 was $360,888, which represented an increase of $100,120 compared to total revenue of $260,768 for the year ended February 29, 2020. Although limited by resources the Company continues its efforts to grow its business. The Company deployed an additional 33 revenue earning devices during the year ended February 28, 2021.

Gross profit

Total gross profit for the year ended February 29, 2021 was $262,721, which represented an increase of $85,713 compared to total gross profit of $177,008 for the year ended February 29, 2020. The increase is a result of the increase in revenues above.

Operating expenses

Operating expenses for the years ended February 28, 2021 and February 29, 2020 comprised of the following:

	Period		Change
	Year Ended February 28, 2021	Year Ended February 29, 2020	Dollars	Percentage

Research and development	$378,236	$332,520	$45,716	14%

General and administrative	2,748,494	1,536,568	1,211,926	79%

Depreciation and amortization	120,846	102,241	18,605	18%

Operating lease cost	9,461	—	9,461	0%

Loss (gain) on disposal of fixed assets	553	(11,515)	12,068	105%

Operating expenses	$3,257,590	$$1,959,814	$1,297,776	66%

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and amortization, and a loss on disposal  of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the years ended February 28, 2021 and February 29, 2020 were $3,257,590 and $1,959,814, respectively. The overall $1,297,776 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	Research and development expenses increased by $45,716 which was due primarily by the increase in R&D Design costs for the ROAMEO prototypes as well as upgrades in the Wally and Rosa product lines.

●	General and administrative expenses increased by $1,211,926 primarily due to the following increases:

-	Professional fees increased by $98,626 due to higher reporting costs in 2021.

-	Stock based payments for fees paid to lenders and consultants was $362,084 for the year ended February 28, 2021, and nil for the prior year.

-

Wages, salaries and payroll levies increased by $146,170 as a result of settlements with back pay owed on some employees. Subcontractors increased by $404,300 as well due to the increase in revenues and expansion into new products.

-	Supplies increased by approximately $178,000 through their use in new prototypes and designs.

-	Rent and operating lease cost increased by approximately $9,000 due to the new operating lease.

-	Trade shows and travel decreased by $98,227 as a result of travel restrictions due to the Covid-19 pandemic.

-

In general, the Company experienced an increase in operating expenses as a result of the factors above as well as other small increase in advertising , and other general and administrative expenses.The Company expects significant increases in future periods as it ramps up its spending levels for advertising and promotion,

●	Depreciation and amortization increased by $18,605 due to the increase in revenue earning devices and the new vehicle in fixed assets.

●	Loss (gain) on disposal of fixed assets increased by $12,068 due to disposals in 2020 that generated small gains.

Other income (expense)

Other income (expense) consisted of the change of fair value of derivative instruments interest expense and gain on settlement of debt. Other income (expense) during the years ended February 28, 2021 and February 29, 2020, was ($2,904,042) and ($4,430,843), respectively.

The change in other income (expense) was due to the following:

●

Change in fair value of derivative liabilities increased by $1,891,144 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock and the decrease in convertible notes payable through debt conversions to common stock and settlements.

●	Interest expense decreased by $85,265 due to the loan settlements in fiscal 2021offset by increased penalties in the current year

●	Loss on settlement of debt increased by $449,608 due to losses recorded in 2021 versus gains recorded in 2020.

The Company’s loss from operations for the year ended February 28, 2021 was $2,994,869, which represented an increase in   loss of $1,212,063 compared to $1,782,806 for the year ended February 29, 2020. The higher revenues in 2021 were offset by significantly higher operating expenses for the reasons set out above. Note that the Company had a net loss of $5,898,911 for the year ended February 28, 2021 as compared to net loss of $6,213,649 for the year ended February 29, 2020. This change is mostly attributable to the changes in the derivative liability as well as the reasons set out above..

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

For the year ended February 28, 2021, the Company had negative cash flow from operating activities of $3,073,325. As of February 28, 2021 the Company has an accumulated deficit of $31,521,754 and negative working capital of $3,203,677. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to raise an additional $ 15 million to $ 50 million before the end of the fiscal year. Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects.

The Company currently projects that next fiscal year’s revenues will be between 5 and 15 times greater than this fiscal year’s revenues. This projection is based on the following factors: 1. an anticipated significant increase in the orders expected to be received after this fiscal year; 2. an expected significant improvement in the Company’s ability to make timely deliveries; and 3. an anticipated significant improvement in the Company’s ability to support many more devices than this it could support during this fiscal year. However, there can be no assurance that the revenues will increase to the extent projected or that the anticipated improvements will actually occur.

This expansion plan will require the Company to expend significant resources, including the hiring of additional staffing, which the Company expects to finish the next fiscal year with between 75 – 125 employees.

After the end of this fiscal year, the Company increased its sales team from one full-time salesperson to five full-time salespersons. The Company expects to finish the next fiscal year with between 8-12 full-time salespersons. In addition, the Company expects that some planned promotional moves will raise the Company’s stature in the market and industry in the next fiscal year. The Company is also increasing staffing in its subsidiaries and expects to considerably increase its technology over the next fiscal year. Over 60% of the Company’s current staff are engaged in research and development activities. The Company expects to increase its research and development activities by opening a second Canadian research and development office in British Columbia, Canada, in the next fiscal year.

The Company expects to announce at least one significant end-user device relationship in the next fiscal year. Similar to the EAGL relationship (RAD integration of their technology into our ecosystem), RAD will take another vendor’s solution and put it into the RAD ecosystem.

The Company has a number of technology projects in process at this time. The Company expects to file applications for several different types of patents throughout the next fiscal year. Moreover, the Company currently expects that RAD-G will introduce at least one solution to the market by the end of next fiscal year. Management of the Company hopes that some of its solutions, successes and promotional efforts will lead to national press coverage during the next fiscal year, similar to August 2020 when 15 major media markets syndicated KTLA’s RAD-face-mask-analytic story.

The Company currently expects that its new Michigan ‘REX’ (RAD Excellence Center) will provide manufacturing expansion to over 100 various devices per month; the Company is taking significant steps to increase sales volume to match.  The Company also expects that REX will become the foremost testing center for the Company’s mobility devices, ground and air, in the next fiscal year.

The Company has embarked on its ‘RAD 3.0’ program in 2021. This program is called ’3.0’ as it will represent the next stage of development.  The Company considers RAD 1.0 to be the early stage with the foreign robot and considers RAD 2.0 to be the current stage. The RAD 2.0 current stage is characterized by growing adoption of the Company’s stationary line, market adoption of its first mobility solution (ROAMEO), significant increases in all areas of Company performance (engineering, production, sales), and the Company’s reputation within the industry that RAD’s solutions perform as promised. RAD 3.0 will be characterized by enhanced internal any cyber controls with fully implemented SOC2 Type 2, implementation and adoption of an ERP, design overhaul, and conversion of some operating elements from the Windows OS platform to the Linux platform. The Company expects that completion of the RAD 3.0 elements, along with the Company’s anticipated  financing efforts, will allow the Company to continue its status as a going concern.

The Company plans to improve the trading market for its shares by uplisting the shares to the OTCQB during the next fiscal year.

The Company plans to continue regular communication with shareholders and other interested parties through the CEO’s Twitter account (@SteveReinharz), regular press releases and on-time SEC filings.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the period indicated:

	February 28, 2021	February 29, 2020

Current assets	$1,207,033	$88,213
Current liabilities(1)	4,410,710	19,677,221
Working capital	$(3,203,677)	$(19,589,008)

__________

(1)

 As February 28, 2021 and February 29, 2020, current liabilities included approximately $0.4 million and $6.9 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of February 28, 2021 and February 29, 2020, we had a cash balance of $1,044,418 and $13,307, respectively.

Summary of Cash Flows

	Year Ended February 28, 2021	Year Ended February 29, 2020

Net cash used in operating activities	$(3,073,325)	$(1,538,488)
Net cash used in investing activities	$(40,623)	$(17,325)
Net cash provided by financing activities	$4,145,059	$1,547,928

Net cash used in operating activities for the year ended February 28, 2021 was $3,073,325, which included a net loss of $5,898,911, non-cash activity such as the change in fair value of derivative liabilities of ($764,025), loss on settlement of debt of $288,234, interest expense related to penalties from debt defaults of $939,705, amortization of debt discount of $201,567, stock based payments of $362,084, loss on disposal of fixed assets $553, loss on debt settlements of $294,744,bad debts expense $24,868, depreciation and amortization of $120,846 and change in operating assets and liabilities of $1,357.010.

Net cash used in investing activities.

Net cash used in investing activities for the year ended February 28, 2021 was $40,623. This consisted primarily of the purchase of fixed assets of $37,764 and cash paid for security deposit of $ 3,859 offset by proceeds of disposal of fixed assets of $1,000.

Net cash provided by financing activities.

Net cash provided by financing activities was $4,145,059 for the year ended February 28, 2021. This consisted of proceeds from convertible notes payable of $692,650, proceeds from loans payable $3,603,623 and proceeds from deferred variable payment obligation of $966,000 and offset by settlements of convertible notes of $250,000, net borrowings from loan payable – related party of $693,049 and repayments of loan payable $173,881.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2021 and February 29, 2020, the Company had no deferred development costs.

Sales of Future Revenues

The Company has entered into transactions, as more fully described in footnote 11, in which it has received funding from investors in exchange for which it will make payments to those investors based on the level of sales of certain revenue categories, generally based on a percentage of sales for those certain revenues. The Company determines whether these agreements constitute sales of future revenues or are in substance debt based on the facts and circumstances of each agreement, with the following primary criteria determinative of whether the agreement constitutes a sale of future revenues or debt:

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. While the Company does not expect fiscal year 2020 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018. Refer to Note 3 – Revenue from Contracts with Customers for additional information.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2021
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$444,466	$—	$—	$444,466

February 29, 2020
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,890,688	$—	$—	$6,890,688

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-35 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From October 31, 2019 through June 1, 2021, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and LJ Soldinger & Associates LLC (“LJ Soldinger”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 28, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2021.

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

Name	Age	Position(s)
Steven Reinharz	48	Chief Executive Officer, Chief Financial Officer, Secretary and Director(3)
Garett Parsons	37	President, Chief Executive Officer, Chief Financial Officer and Director(1) Director (2)

Biographical information concerning our director and executive officer listed above is set forth below.

(1)	Resigned offices (of) President, chief Executive Officer and Chief Financial Officer on March 2 ,2021
(2)	Director only as of March 2, 2021
(3)	Appointed on March 2, 2021

Steven Reinharz. RAD was founded by Mr. Reinharz in July of 2016, and he has been continuously employed by RAD and its affiliated companies since that time. He is the holder of a majority of the capital stock of the Company. Mr. Reinharz has served as a member of the Board of Directors since March 2, 2021 and as Chief Executive Officer, Chief Financial Officer, and Secretary of the Company since March 2, 2021. As Chief Executive Officer of the Company and President of RAD, Mr. Reinharz leverages his extensive knowledge and interest in robotics and artificial intelligence to design and develop robotic solutions that increase business efficiency and deliver immediate and impressive cost savings. Mr. Reinharz is an active voice in both the security and artificial intelligence industries. He started and ran his own security integration company from the age of 24 to 31, becoming one of California’s leading system integrators. Mr. Reinharz later was part of a team that successfully sold an integrator to a global security firm for $42 million and has held various other security industry roles. Mr. Reinharz speaks and contributes to panels at ISC East and West, and ASIS. Mr. Reinharz is a leading member of several industry association committees, mostly through the Security Industry Association. Mr. Reinharz has called Orange County, California home since 1995, having grown up in Montreal and Toronto. He earned a dual Bachelor of Science degree in Political Science and Commercial Studies.

Garett Parsons. Mr. Parsons had served as our President, Chief Executive Officer, Chief Financial Officer and member of our board of directors from February 2017 until March 2, 2021. Mr. Parsons now serves as a member of the Board of Directors of the Company. Mr. Parsons has over 10 years of financial consulting for both private and public equity markets. Mr. Parsons has significant experience in the field of asset valuation, funding structures and public release document generation. His education includes a Bachelor of Arts degree in Political Science/Economics from California State University Sacramento and an Associate of Arts in Liberal Studies/ Business San Joaquin Delta College and West Hills College.

There are no family relationships between any of the executive officers and directors. During the past 10 years, Mr. Parsons was not involved in any of the legal proceedings listed in Item 401(f) of Regulation S-K. There are no arrangements or understandings between Mr. Parsons and any other person pursuant to which he was or is to be selected as an executive officer or director.

Board Committees and Director Independence

Mr. Parsons and Mr. Reinharz serve as directors, and we do not have a separately designated audit committee, compensation committee or nominating and corporate governance committee. The functions of those committees are being undertaken by our directors. Since  we do not have any independent directors and have only two directors, our directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We currently have an employee director, Mr. Reinharz, but no independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, and we do not anticipate appointing additional directors in the near future.

Our directors are not  “audit committee financial experts” within the meaning of Item 401(e) of Regulation S-K. As with most small, early stage companies, until such time that the Company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officer’s insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent, and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

Director Compensation

Mr. Parsons did not receive any additional compensation for his services as a director. We reimburse our directors for all reasonable ordinary and necessary business-related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director during the years ended February 28, 2021 and February 29, 2020 to any of the individuals serving on our Board during that period.

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

2021 AND 2020 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary or Fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Reinharz	2021	216,000	—	—	—	—	—	—	216,000
Chief Executive Officer,Chief Financial Officer,Secretary	2020	216,000	—	—	—	—	—	—	216,000
Garett Parsons,	2021	93,422	—	—	—	—	—	—	93,422
President, Chief Executive Officer and Chief Financial Officer (1)	2020	132,690	—	—	—	—	—	—	132,690

__________

(1)	Mr. Parsons was appointed President, Chief Executive Officer and Chief Financial Officer on February 16, 2017 and resigned on March 2 ,2021.
(2)	Mr..Reinharz was appointed Chief Executive Officer, Chief Financial Officer and Secretary on March 2, 2021.

Employment Agreements

On March 1, 2021 Mr. Parsons entered into a consulting agreement with the Company whereby he would provide services for the Company for a three-year term. The consulting agreement sets his annual compensation as $96,000 for the first year, $108,000 for the second year, and $120,000 for the third year.

On April 9, 2021 Mr. Reinharz entered into an employment agreement with the Company in connection with his service as Chief Executive Officer/ The agreement began on April 9, 2021 and has a three-year term, renewable thereafter on an annual basis if neither party files a notice of termination 90 days prior to the term renewal date. The agreement provides for compensation of $240,000 base salary (to be reviewed annually by the Board of Directors) and bonuses to be granted at the discretion of the Board of Directors.

In addition, the Company will grant stock options to Mr. Reinharz under the following conditions:

Award #1   Mr. Reinharz shall be granted an award of 10,000,000 million shares/options/warrants if Objective #1 is achieved. Objective #1: the price per share of the Company’s common stock has increased in value to an average of $0.30 for ten (10) days in a thirty-day trading period. For example, pursuant to a Company Stock Plan, if one is adopted, Mr. Reinharz may elect to exercise Award #1 on a cash or cashless basis at an exercise price of $0.15 per share/option/warrant.

Award #2  Mr. Reinharz shall be granted an award of 30,000,000 million shares/options/warrants if Objective #2 is achieved. Objective #2: the price per share of the Company’s common stock has increased in value to an average of $0.50 for ten (10) days in a thirty-day trading  period. For example, pursuant to a Company Stock Plan, if one is adopted, Mr. Reinharz may elect to exercise Award #2 on a cash or cashless basis at an exercise price of $0.25 per share/option/warrant.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for Mr. Parsons, our sole executive officer outstanding as of February 28, 2021:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven Reinharz	0	0	0	0	0	0	0	0	0
Garett Parsons	0	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 28, 2021, AITX had 3,229,426,884 shares of its common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2021, and reflects:

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

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Steve Reinharz (4)	10,707,626,040	67.86%
Garett Parsons (3)	804,164,568	5.10%
All executive officers and directors as a group (2 persons)	11,511,790,608	72.96%

5% Stockholders:
Steve Reinharz (4)	10,707,626,040	67.86%

__________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of May 11, 2021 3,545,772,882 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 3,545,772,882 shares of the Company’s common stock issued and outstanding as of May 11, 2021.

(3)

Mr. Parsons is a Company director and formerly the Company’s President, Chief Executive Officer and Chief Financial Officer and owns 1,000,000 shares of our Series E Preferred Stock and 184 shares of our Series F Preferred Stock. If Mr. Parsons converted the 184 shares of the Company’s Series F Preferred stock, he would receive 804,164,568 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holders of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

(4)

Steve Reinharz is a director  and the Company’s Chief Executive Officer, Chief Financial Officer and Secretary as well as  the CEO of RAD and is the holder of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock. If Mr. Reinharz converted the 2,450 shares of the Company’s Series F Convertible Preferred Stock, he would receive 10,707,626,040 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holders of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for its consideration.

For the years ended February 28, 2021 and February 29, 2020, the Company made net repayments of $693,049 and $77,245, respectively, to its loan payable-related party. At February 28, 2021, the loan payable-related party was $904,806 and $1,310,358 at February 29, 2020. As of February 28, 2021, included in the balance due to the related party is $883,710 of deferred salary and interest, $642,000 of which bears interest at 12%. At February 29, 2020 there was $656,334, with $426,000 bearing interest at 12%. The accrued interest included at February 28, 2021 was $118,098 (2020- $50,730).

During the years ended February 28, 2021 and February 29, 2020, the Company was charged $121,973 and $95,562, respectively in consulting fees for research and development to a company owned by a principal shareholder.

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

The following table shows the fees that were billed for the audit and other services provided by LJ Soldinger for the fiscal year ended February 28, 2021.

2021
Audit Fees	$187,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$187,000

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by LJ Soldinger, Fruci,Marcum, GBH and MaloneBailey described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the Index to Financial Statements and Financial Statement Schedules on page F-1 and included on pages F-2 through F-35.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

21.1	List of Subsidiaries. *

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Insider Trading Policy. *

101.INS	XBRL Instance **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation **
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labels **
101.PRE	XBRL Taxonomy Extension Presentation **

__________

*	Filed or furnished herewith.
**	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: May 28, 2021	By:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven Reinharz	President, Chief Executive Officer, Chief Financial Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)	May 28, 2021
Steven Reinharz

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Artificial Intelligence Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artificial Intelligence Technology Solutions, Inc. (the “Company”) as of February 28, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two years ended February 28, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two years ended February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 2, which includes management’s plans in regards to this uncertainty, the Company has a negative working capital of $3.2 million and an accumulated deficit of $31.5 million and stockholders’ deficit of $14.5 million as of and for the year ended February 28, 2021, and therefore there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description – Embedded Conversion Feature

The Company has numerous notes payable from prior years which were settled or converted, and two new convertible notes and warrants in the current year with conversions rates that are subjected to full or partial resets. This and other factors require the embedded conversion feature to be bifurcated and evaluated at issuance, settlement, conversion and at each reporting period.  Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related conversions features, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model.

Critical Audit Matter Determination

The embedded conversion features and resulting derivative liability is a highly complex area of accounting with significant impact on the liabilities, additional paid in capital and statement of operations of the Company.  It takes a high degree of training to understand and recognize the accounting implications of the conversion features and to understand the assumptions and impact of the specific assumptions on the valuation model used in the calculation of the derivative liability.

Critical Audit Matter Audit Procedures

Our audit procedures related to evaluating the Company’s accounting for the convertible note payables with embedded derivatives, warrants issued with the debt, accrued interest and the related derivative liability were as follows:

-	We read the various instruments, identified the embedded conversion feature, confirmed the amount of the outstanding debt, and recalculated the accrued interest.

-	We assessed the credentials and reputation of the outside firm retained by the Company who performed the calculation of the derivative liabilities.

-	We reviewed the assumptions used to calculate the derivative liabilities at the balance sheet date and various conversion and settlement dates and the related accounting entries.

-	We performed independent calculations on a test basis of specific derivatives to evaluate the model used in calculating the derivatives at various measurement dates.

Critical Audit Matter Relevant Financial Statement Disclosures

-

We read the Company’s disclosures related to the derivative liabilities and changes during the year as a result of mark to market, conversion of debt and settlement of debt activity to ensure the changes were properly accounted for and fully disclosed in the financial statements.

Critical Audit Matter Description – Going Concern

As discussed in both Note 2 to the consolidated financial statements and above, the Company has incurred significant losses since inception, and has an accumulated deficit of approximately $31.5 million and a working capital deficit of $3.2 million as of February 28, 2021.

Critical Audit Matter Determination

The following items were considered in determining that a going concern was a critical audit matter.

-	Significant losses and negative working capital and lack of liquidity

-	We also took into consideration the Company’s need to raise additional debt and equity financing over the next twelve months and the amounts raised as of the time of filing of its financial statements

Critical Audit Matter Audit Procedures

We reviewed the Company’s negative cash flows from operations

We noted the negative working capital and continued losses

We noted subsequent events and proceeds from the ongoing private placement offering proceeds received as of the date of our opinion

We compared subsequent funding from the private placements of notes completed as of the filing of these financial statements to the estimated cash flows required to continue operations for the year subsequent to the date of our report.

Critical Audit Matter Relevant Financial Statement Disclosures

We reviewed the completeness of the Company’s Going Concern footnote and the details of the Company’s plans to continue operations for the next twelve months and management’s disclosure as noted above that there is substantial doubt about the Company’s ability to continue as a going concern.

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2019.

Deer Park, Illinois

May 28, 2021

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2021	February 29, 2020
ASSETS
Current assets:
Cash	$1,044,418	$13,307
Accounts receivable	98,544	50,117
Device parts inventory	64,071	24,789
Total current assets	1,207,033	88,213
Operating lease asset	47,753	—
Revenue earning devices, net of accumulated depreciation of $226,459 and $123,088 respectively	273,714	239,171
Fixed assets, net of accumulated depreciation of $67,113 and $51,637, respectively	34,994	16,258
Security deposit	3,859	—
Total assets	$1,567,353	$343,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,373,838	$1,144,660
Advances payable	1,594	1,597
Balance owed WeSecure	122,000	162,500
Customer deposits	10,500	10,000
Operating lease liability	43,894	—
Current portion of deferred variable payment obligation	91,587	30,534
Current portion of convertible notes payable, net of discount of $697,276 and $120,602 respectively	196,224	6,613,625
Loan payable - related party	904,806	1,310,358
Current portion of loans payable, net of discount of $0 and $0, respectively	944,614	696,154
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	238,665	2,778,583
Derivative liability	444,466	6,890,688
Total current liabilities	4,410,710	19,677,221
Non-current operating lease liability	3,859	—
Convertible notes payable, net of discount of $0 and $30,486 respectively	—	69,515
Loans payable, net of discount of $2,510,994 and $0, respectively	8,867,998	—
Deferred variable payment obligation	2,525,000	1,559,000
Accrued interest payable	303,473	144,311
Total liabilities	16,111,040	21,450,047

Commitments and Contingencies

Stockholders’ deficit:
Preferred Stock, undesignated; 15,645,650 shares authorized; no shares issued and outstanding at February 28, 2021 and February 29, 2020, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding , respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,799 and 3,450 shares issued and outstanding, respectively	2,799	3,450
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 3,229,426,884 and 418,415 shares issued and outstanding, respectively	32,294	4
Additional paid-in capital	16,764,554	4,334,564
Preferred stock to be issued	174,070	174,070
Accumulated deficit	(31,521,754)	(25,622,843)
Total stockholders’ deficit	(14,543,687)	(21,106,405)
Total liabilities and stockholders’ deficit	$1,567,353	$343,642

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2021	Year Ended February 29, 2020

Revenues,net	$360,888	$260,768

Cost of Goods Sold	98,167	83,760

Gross Profit	262,721	177,008

Operating expenses:
Research and development	378,236	332,520
General and administrative	2,748,494	1,536,568
Operating lease cost	9,461	—
Depreciation and amortization	120,846	102,241
Loss on disposal of fixed assets	553	(11,515)
Total operating expenses	3,257,590	1,959,814

Loss from operations	(2,994,869)	(1,782,806)

Other income (expense), net:
Change in fair value of derivative liabilities	764,025	(1,127,119)
Interest expense	(3,379,833)	(3,465,098)
Gain (loss) on settlement of debt	(288,234)	161,374
Total other income (expense), net	(2,904,042)	(4,430,843)

Net income (loss)	$(5,898,911)	$(6,213,649)

Net income (loss) per share - basic	$(0.01)	$(31.46)
Net income (loss) per share - diluted	$(0.01)	$(31.46)

Weighted average common share outstanding - basic	1,015,115,270	197,539

Weighted average common share outstanding - diluted	1,015,115,270	197,539

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2019	4,350,000	$4,350	3,450	$177,520	20,026	$—	$3,395,606	$(19,409,194)	$(15,831,718)
Adjustment to derivative liability	—	—	—	—	—	—	440,294	—	440,294
Common stock issued for debt conversion	—	—	—	—	395,443	4	498,664	—	498,668
Common stock issuable on reverse split	—	—	—	—	2,946	—	—	—	—
Net income	—	—	—	—	—	—	—	(6,213,649)	(6,213,649)
Balance at February 29, 2020	4,350,000	$4,350	3,450	$177,520	418,415	$4	$4,334,564	$(25,622,843)	$(21,106,405)

Contributed capital	—	—	—	—	—	—	$(8,809)	—	$(8,809)
Adjustment to derivative liability	—	—	—	—	—	—	2,837,687	—	2,837,687
Common stock issued for debt conversion	—	—	—	—	2,329,798,068	23,298	3,545,388	—	3,568,686
Exercise of warrants	—	—	—	—	894,210,392	8,942	(8,942)	—	—
Common shares and warrants issued with promissory notes	—	—	—	—	5,000,000	50	2,652,265	—	2,652,315
Class F shares issued for services	—	—	110	110	—	—	361,974	—	362,084
Cancellation of Series F Preferred Shares	—	—	(816)	(816)	—	—	816	—	—
Issuance of Series F Preferred Shares as part of Debt Settlement	—	—	55	55	—	—	1,151,111	—	1,151,166
Warrants issued as part of debt settlement	—	—	—	—	—	—	1,898,500	—	1,898,500
Rounding shares	—	—	—	—	9	—	—	—	—
Net income	—	—	—	—	—	—	—	(5,898,911)	(5,898,911)
Balance at February 28, 2021	4,350,000	4,350	2,799	176,869	3,229,426,884	$32,294	$16,764,554	$(31,521,754)	$(14,543,687)

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2021	Year Ended February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,898,911)	$(6,213,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,846	102,241
Loss (gain) on (disposal) impairment of fixed assets	553	(11,515)
Bad debts expense	24,868	—
Stock based compensation	362,084	—
Provision for inventory	—	54,702
Change in fair value of derivative liabilities	(764,025)	1,127,119
Interest expense related to derivative liability in excess of face value of debt	—	198,492
Interest expense related to penalties from debt defaults	939,705	314,347
Amortization of debt discounts	201,567	874,187
(Gain) loss on settlement of debt	288,234	(159,370)
Increase in related party accrued payroll and interest	294,744	264,456
Changes in operating assets and liabilities:
Accounts receivable	(73,295)	(10,153)
Prepaid expenses	—	18,778
Device parts inventory	(177,196)	(6,875)
Accounts payable and accrued expenses	89,229	157,165
Accrued expense, related party	(7,247)	(45,921)
Customer deposits	500
Balance owed WeSecure	(40,500)	(17,500)
Accrued interest payable	1,565,519	1,826,048
Advances payable	—	(11,040)
Net cash used in operating activities	(3,073,325)	(1,538,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(37,764)	(26,825)
Proceeds of disposal of fixed assets	1,000	9,500
Cash paid for security deposit	(3,859)	—
Net cash used in investing activities	(40,623)	(17,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net	692,650	25,000
Repayment of convertible debt	(250,000)	—
Proceeds from deferred variable payment obligation	966,000	1,366,500
Proceeds from loans payable	3,603,623	768,563
Repayment of loans payable	(173,881)	(534,890)
Cash on consolidation of RAD G	(284)	—
Net borrowings(repayments) on loan payable - related party	(693,049)	(77,245)
Net cash provided by financing activities	4,145,059	1,547,928

Net change in cash	1,031,111	(7,885)

Cash, beginning of period	13,307	21,192

Cash, end of period	$1,044,418	$13,307

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$321,553	$40,815
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Debt discount from derivative liabilities	$143,133	$26,250
Operating lease asset for lease liability	$56,396	$—
Transfer from device parts inventory to fixed assets	$—	$106,256
Conversion of convertible notes and interest to shares of common stock	$3,568,686	$498,664
Release of derivative liability on conversion of convertible notes payable	$2,837,687	$440,294
Settlement and exchange of convertible notes payable	$7,091,576	$—
Discount added to face value of loans	$521,700	$—
Exercise of warrants	$8,942	$—
Capitalization of accrued interest to convertible notes payable and loans payable	$—	$160,282
Proceeds of disposal offset against vehicle loan	$—	$13,251
Opening balance sheet RAD G	$8,809	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION AND GOING CONCERN

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

For the year ended February 28, 2021, the Company had negative cash flow from operating activities of $3,073,325. As of February 28, 2021 the Company has an accumulated deficit of $31,521,754 and negative working capital of $3,203,677. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to raise an additional $ 15 million to $ 50 million before the end of the fiscal year. Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects.

The Company currently projects that next fiscal year’s revenues will be between 5 and 15 times greater than this fiscal year’s revenues. This projection is based on the following factors: 1. an anticipated significant increase in the orders expected to be received after this fiscal year; 2. an expected significant improvement in the Company’s ability to make timely deliveries; and 3. an anticipated significant improvement in the Company’s ability to support many more devices than this it could support during this fiscal year. However, there can be no assurance that the revenues will increase to the extent projected or that the anticipated improvements will actually occur.

This expansion plan will require the Company to expend significant resources, including the hiring of additional staffing, which the Company expects to finish the next fiscal year with between 75 – 125 employees.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-K of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile , Inc. , On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In order to prepare financial statements in conformity with accounting principals generally accepted in the United States, management must make estimates , judgements and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any , are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value equity instruments derivative liabilities.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was a $24,868  allowance provided for the year ended February 28, 2021 and nil for the year ended February 29, 2020.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. At February 28, 2021 there was no valuation reserve.

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

Computer equipment	3 years
Office equipment	4 years
Demo Devices	4 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2021 and February 29, 2020, the Company had no deferred development costs.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. While the Company does not expect fiscal year 2021 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning March 1, 2018. Refer to Note 3 – Revenue from Contracts with Customers for additional information.

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

In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $56,396 and $56,396 respectively, as of December 18, 2020. The standard did not materially impact our consolidated net loss, accumulated deficit, and had no impact on cash flows.

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

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $56,396 and $56,396 respectively, as of December 18, 2020. The standard did not materially impact our consolidated net earnings, retained earnings and had no impact on cash flows

Distinguishing Liabilities from Equity

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2021
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$444,466	$—	$—	$444,466

February 29, 2020
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$6,890,688	$—	$—	$6,890,688

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

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The standard did not materially impact our consolidated net loss, accumulated deficit, and had no impact on cash flows. The Company has adopted this on March 1, 2020.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is earned primarily from two sources: 1) direct sales of goods or services and 2) short-term rentals. Direct sales of goods or services are accounted for under Topic 606, and short-term rentals are accounted for under Topic 842 which was adopted. On March 1, 2019.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended February 28, 2021	Year Ended February 29, 2020
Device rental activities	$304,294	$234,956
Direct sales of goods and services	56,594	25,812
	$360,888	$260,768

NOTE 4 – LEASES

We lease certain warehouses,  and office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we did not combine lease and non-lease components.

There is no lease renewal. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Below is a summary of our lease assets and liabilities at February 28, 2021 and February 29, 2020.

Leases	Classification	February 28, 2021	February 29, 2020
Assets
Operating	Operating Lease Assets	$47,753	$483,193
Liabilities
Current
Operating	Current Operating Lease Liability	$43,894	$101,984
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	3,859	365,085
Total lease liabilities		$47,753	$467,069

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 10% which for the leases noted above was based on the information available at commencement date in determining the present value of lease payments. We compare against loans we obtain to acquire physical assets and not loans we obtain for financing. The loans we obtain for financing are generally at significantly higher rates and we believe that physical space or vehicle rental agreements are in line with physical asset financing agreements. CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost and rent was $9,461 and $10,000 for both the twelve months ended February 28, 2021 and February 29, 2020, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. REVENUE EARNING ROBOTS

Revenue earning robots consisted of the following:

	February 28, 2021	February 29, 2020
Revenue earning devices	$500,173	$362,259
Less: Accumulated depreciation	(226,459)	(123,088)
	$273,714	$239,171

During the year ended February 28, 2021, the Company made total additions to revenue earning devices of $137,914 which were transfers from inventory. During the year ended February 29, 2020, the Company made total additions to revenue earning devices of $132,301 including $106,476 in inventory transfers. The company disposed of a revenue earning device having a net book value of $3,500 for $9,500 and recorded a gain on disposal of $6,000 in the year ended February 29, 2020.

Depreciation expense for these devices was $103,371 and $80,305 for the years ended February 28, 2021 and February 29, 2020, respectively.

6. FIXED ASSETS

Fixed assets consisted of the following:

	February 28, 2021	February 29, 2020
Automobile	$70,896	$41,953
Demo devices	3,670	—
Computer equipment	23,399	20,262
Office equipment	4,142	5,680
	102,107	67,895
Less: Accumulated depreciation	(67,113)	(51,637)
	$34,994	$16,258

During the year ended February 29, 2021, the Company made additions to fixed assets of $37,764. The  Company disposed of office equipment having a net book value of $1,553 for proceeds of $1,000 and recorded a loss on disposal of $553.  During the year ended February 29, 2020, the Company made additions to fixed assets of $1,000.

Depreciation expense was $17,475 and $21,936 for the years ended February 28, 2021 and February 29, 2020, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments. As of March 1, 2021 as a result of the amendment with the first investor noted below. This aggregate asset disposition % was reduced from 43.77 % to 33.77%

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of  February 28, 2021, the Company has not yet completed its assessment of the likely cash flows under these agreements, and thus, has not yet determined the effective interest rate under these agreements. The Company expects to have completed its analysis of the expected cash flows prior to the filing of the year end February 28, 2022 filing. As of February 28, 2021, and February 29, 2020, the balances under these agreements were $2,525,000 and $1,559,000, respectively.

For the year ended February 28, 2021, $966,000 has been paid to the Company bringing the balance to $2,525,000 at February 28, 2021.

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. As of February 28, 2021, the Company has accrued approximately $91,587 in Payments (February 29, 2020 -$30,534).

On March 1, 2021 the first investor referred to above whose aggregate investment is $1,925,000 revised his agreements as follows:

1)	The rate payment was reduced from 14,25 % to 9.65%
2)	The asset disposition % (see below) was reduced from 31 % to 21%

In consideration for the above changes, the investor will receive 40 Series F Convertible Preferred Stock and a warrant to purchase 367 shares of its Series F Convertible Preferred Stock with a five year term and an exercise price of $1.00.Subsequent to year end the warrant holder exercised warrants to acquire 38 shares of Series F Convertible Preferred Stock.

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		February 28,	February 29,
Issued	Maturity	Rate	Rate per Share		2021	2020
January 31, 2013	February 28, 2017X	10%	$0.010	(3)	$—	$119,091
May 31, 2013	November 30, 2016X	10%	$0.010	(3)	—	261,595
August 31, 2014	November 30, 2016X	10%	$0.002	(3)	—	355,652
November 30, 2014	November 30, 2016X	10%	$0.002	(3)	—	103,950
February 28, 2015	February 28, 2017X	10%	$0.001	(3)	—	63,357
May 31, 2015	August 31, 2017X	10%	$1.000	(3)	—	65,383
August 31, 2015	August 31, 2017X	10%	$0.300	(3)	—	91,629
November 30, 2015	November 30, 2018X	10%	$0.300	(3)	—	269,791
February 29, 2016	February 28, 2019X	10%	60% discount	(2)	—	95,245
May 31, 2016	May 31, 2019*X	10%	$0.003	(3)	—	35,100
July 18, 2016	July 18, 2017*	10%	$0.003	(3)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(2)	65,000	65,000
January 15, 2017	January 15, 2021XXX	8%	35% discount	(2)	—	50,000
January 15, 2017	January 15, 2021YY	8%	35% discount	(2)	—	100,000
January 16, 2017	January 16, 2021Y	8%	35% discount	(2)	—	150,000
March 8, 2017	March 8, 2020W	10%	40% discount	(2)	—	100,000
March 9, 2017	March 9, 2021XXX	8%	35% discount	(2)	—	50,000
April 26, 2017	April 26, 2018*	0%	$0.001		—	68

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

					Balance	Balance
		Interest	Conversion		February 28,	February 29,
Issued	Maturity	Rate	Rate per Share		2021	2020
May 1, 2017	May 1, 2021XXX	8%	35% discount	(2)	—	50,000
May 4, 2017	May 4, 2018*	8%	40% discount	(2)	—	22,610
May 15, 2017	May 15, 2018	0%	$0.001		—	1,280
May 17, 2017	May 17, 2020XXX	10%	40% discount	(1)	—	85,000
June 7, 2017	June 7, 2018	8%	40% discount	(2)	—	156,764
June 16, 2017	June 16, 2018	0%	$0.001		—	750
July 6, 2017	July 6, 2018	8%	40% discount	(2)	—	200,000
August 8, 2017	August 8, 2018	8%	40% discount	(2)	—	125,000
July 28, 2017	July 28, 2018XX	15%	40% discount	(2)	—	47,913
August 29, 2017	August 29, 2018XX	15%	50% discount	(2)	—	162,250
October 4, 2017	May 4, 2018Z	8%	40% discount	(2)	—	150,000
October 16, 2017	October 16, 2018XX	15%	50% discount	(2)	—	328,537
November 22, 2017	November 22, 2018XX	15%	50% discount	(2)	—	550,275
December 28, 2017	December 28, 2017	10%	40% discount	(2)	—	57,008
December 29, 2017	December 29, 2018XX	15%	50% discount	(2)	—	363,000
January 9, 2018	January 9, 2019ZZ	8%	40% discount	(2)(1)	—	79,508
January 30, 2018	January 30, 2019XX	15%	50% discount	(2)(1)	—	330,000
February 21, 2018	February 21, 2019XX	15%	50% discount	(2)(1)	—	330,000
March 14, 2018	March 14, 2019*	10%	40% discount	(2)	—	50,000
June 7, 2017	June 9, 2019ZZZ	8%	40% discount	(2)	—	200,000
April 9, 2018	April 9, 2019XX	15%	50% discount	(2)	—	60,500
March 21, 2017	March 21, 2018	8%	40% discount	(2)	—	40,000
April 20, 2018	April 20, 2019ZZ	8%	40% discount	(2)	—	97,659
May 2, 2018	December 2, 2018*	10%	40% discount	(2)	—	70,682
May 4, 2018	May 4, 2019ZZ	12%	50% discount	(2)	—	123,750
May 14, 2018	December 14, 2018*	10%	50% discount	(2)	—	33,542
May 23, 2018	May 23, 2019	10%	50% discount	(2)	—	110,000
June 6, 2018	June 6, 2019XX	15%	50% discount	(2)	—	282,949
June 19, 2018	March 19, 2019	15%	50% discount	(2)	—	43,125
July 6, 2017	June 9, 2019	8%	40% discount	(2)	—	200,000
August 1, 2018	August 1, 2019XX	15%	50% discount	(2)	—	35,750
August 23, 2018	August 23, 2019YYY	8%	45% discount	(2)	—	70,123
September 13, 2018	June 30, 2019WWW	12%	45% discount	(2)	—	9,200
September 17, 2018	March 17, 2019*	10%	50% discount	(2)	—	4,945
September 20, 2018	September 20, 2019XX	15%	50% discount	(2)	—	43,285
September 24, 2018	June 24, 2019*	8%	40% discount	(2)	—	63,913
August 8, 2017	June 9, 2019	8%	40% discount	(2)	—	125,000
November 8, 2018	August 15, 2019WW	12%	45% discount	(2)	—	79,500
November 26, 2018	May 26, 2019*	10%	50% discount	(2)	—	44,799
August 29, 2019	August 29, 2020ZZZ	8%	40% discount	(2)	—	26,250
January 19, 2021	January 19, 2022	12%	$0.04		275,000	—
January 27,2021	January 27, 2022	10%	$0.10	(4)	550,000	—
					893,500	6,834,228

Less: current portion of convertible notes payable					893,500	(6,734,227)
Less: discount on noncurrent convertible notes payable					—	(30,486)
Noncurrent convertible notes payable, net of discount					$—	$69,515

Current portion of convertible notes payable					$893,500	$6,734,227
Less: discount on current portion of convertible notes payable					(697,276)	(120,602)
Current portion of convertible notes payable, net of discount					$196,224	$6,613,625

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

__________

*	The indicated notes were in default as of February 28, 2021. Default interest rate 24%

X

On December 10, 2020 the Company settled the above notes indicated totaling $1,460,794 and associated accrued interest of $1,593,544 totaling $3,054,338 and derivative liabilities with a fair value of $153,707 in exchange for promissory notes dated December 10, 2020 totaling $3,054,338, maturing December 10, 2023 and bearing interest at 12% per annum and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $550,000. A loss on settlement of $396,297 was recorded. This note is secured by a general security interest against all of the Company’s present and after-acquired property.

XX

On December 10, 2020 the Company settled the above notes indicated totaling $2,683,357 and associated accrued interest of $1,237,811 totaling $3,921,168 and derivative liabilities with a fair market value of $1,787,235  in exchange for a promissory note dated December 10, 2020 of $3,921,168, maturing December 10, 2023 and bearing interest at 12% per annum and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $990,000. Again on settlement of $797,235 was recorded.   This note is secured by a general security  interest against all of the Company’s present and after-acquired property.

XXX

On December 14, 2020 the Company settled the above notes indicated totaling $235,000 and associated accrued interest of $75,375 totaling $310,375 and derivative liabilities with a fair market value of $161,854 in exchange for a promissory note dated December 14, 2020 of $310,375, maturing December 10, 2023 and bearing interest at 12% per annum, a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $182,500 and 55 shares of Series F Preferred Shares having a fair value of $1,151,166. A loss on settlement of $171,812 was recorded.

W

On December 14, 2020 the Company settled the above note of $100,000 and associated accrued interest of $37,589 totaling $137,589 and derivative liabilities with a fair market value of $88,749 in exchange for a promissory note dated December 14, 2020 of $192,625, maturing December 14, 2023 and bearing interest at 12% per annum. A gain on settlement of $33,713 was recorded.

WW

On January 1 ,2021 the Company settled the above note of $79,500 and associated accrued interest of $28,925 totaling $108,425 and derivative liabilities with a fair market value of $97,560 in exchange for a promissory note dated January 1, 2021 of $145,000, maturing January 1, 2024 and bearing interest at 12% per annum. A gain on settlement of $60,985 was recorded. This note is secured by a general security interest against  all of the Company’s present and after-acquired property.

WWW

On January 1 ,2021 the Company settled the above note of $9,200 and associated accrued interest of $6,944 totaling $16,144 and derivative liabilities with a fair market value of $12,555 in exchange for a promissory note dated January 1, 2021 of $25,000, maturing January 1, 2024 and bearing interest at 12% per annum. A gain on settlement of $3,699 was recorded. This note is secured by a general security interest against  all of the Company’s present and after-acquired property.

Y

On February 25, 2021 the Company settled the above note of $150,000 and $48,493 in accrued interest totaling $198,493 and derivative liabilities with a fair market value of $118,273 for a cash payment of $198,493. A gain on settlement of $118,273 was recorded.

YY

On February 25, 2021 the Company settled the above note of $100,000 and $32,526 in accrued interest totaling $132,526 and derivative liabilities with a fair market value of $78,962 for a cash payment of $132,526. A gain on settlement of $78,962 was recorded.

YYY

On November 30, 2020 the Company entered into a settlement agreement for the above note of $ $42,584 and accrued interest of $32,416 totaling $75,000 for cash payment of $75,000. The Company paid the settlement on December 4 , 2020.

Z

On February 19, 2021 the Company settled the above note of $45,663 and $32,416 in accrued interest totaling $64,794 and derivative liabilities of $22,266 for a cash payment of $64,794. A gain on settlement of $22,266 was recorded.

ZZ

On February 25, 2021 the Company settled the above notes totaling $218,477 and $127,948 in accrued interest totaling $346,365 and derivative liabilities with a fair market value of $362,943  for a cash payment of $300,000. A gain on settlement of $409,308 was recorded.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ZZZ

On December 10, 2020 the Company settled the above notes indicated totaling $103,180 and associated accrued interest of $62,425 totaling $165,605 and derivative liabilities of $130,348 in exchange for a promissory note dated December 10, 2020 of $165,605, maturing December 10, 2023 and bearing interest at 12% per annum and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $45,652. A loss on settlement of $176,000 was recorded.

(1)	The note is convertible beginning six months after the date of issuance.

(2)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(3)	The conversion price is not subject to adjustment from forward or reverse stock splits.

(4)

The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall be equal to $0.10 per share (the “Fixed Conversion Price”); provided, however, that if, the lowest traded price on the date six (6) months from the issue date hereof is below the Fixed Conversion Price, and no default exists, the conversion shall be $0.05 (the “Alternative Fixed Conversion Price”) provided, further, that upon any Event of Default (as defined herein) after the Issue Date, the Conversion Price shall equal the lower of (i) $0.03 (the “Default Fixed Conversion Price”); or (ii) seventy percent (70%) multiplied by the lowest closing price of the Common Stock during the fifteen (15) consecutive Trading Day period immediately preceding the date of the respective event of default (the “Default Conversion Price”);

During the years ended February 28, 2021 and February 29, 2020, the Company incurred original issue discounts of $77,500 and $1,250, respectively, and debt discounts from derivative liabilities of $143,133 and $26,250, respectively, related to new convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the years ended February 28, 2021 and February 29, 2020, the Company recognized interest expense related to the amortization of debt discount of $190,197 and $874,187, respectively. The Company recorded penalty interest of $939,705 during the year February 28, 2021 (February 29, 2020-$313,347) that is payable upon maturity if not already converted or settled prior to maturity.

All the notes above are unsecured. As of February 28, 2021, the Company had total accrued interest payable of $49,764, all of which is classified as current. As of February 29, 2020, the Company had total accrued interest payable of $2,922,894, of which $2,778,583 is classified as current and $144,311 is classified as noncurrent. See description below for description of the convertible notes issued during the years ended February 28, 2021 and February 292, 2020.

Convertible notes issued

The Company determined that the embedded conversion features which result in a variable conversion rate, in the convertibles notes described below should be accounted for as derivative liabilities as a result of their variable conversion rates.

During the year ended February 28, 2021, the Company had the following convertible note activity:

●

The Company entered into a convertible note agreement with a lender on January 27, 2021 with a principal amount of  $550,000 received cash proceeds of $463,500 with an original issue discount of $50,000 and issuance fees of $36,500. The note has a one year maturity and bears interest at 10%. The note was issued with a warrant to purchase 8,250,000 shares at an exercise price of $0.10 per share with a 3 year term and having a fair value of $1,149,225 using Black-Scholes with assumptions described in note 13 and 5,000,000 common shares having a fair value of 697,000. After allocating these charges to debt and equity according to their respective values , the initial debt balance net of a debt discount was  $70,377 and the adjustment to paid in capital was $310,961.The discounts are being amortized over the term of the loan. In addition for the year ended February 28, 2021, the Company recorded a derivative discount on the embedded conversion feature of $82,162, , amortization expense of $12,401 with an unamortized discount of $467,222 at February 28, 2021.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●

The Company entered into a convertible note agreement with a lender on January 19, 2021 with a principal amount of $275,000 received cash proceeds of $229,150 with an original issue discount of $27,500, and issuance fees of $18,350. The note has a one year maturity and bears interest at 12%. The note was issued with a warrant to  purchase 11,000,000 shares at an exercise price of $0.045per share with a 3 year term and having a fair value of $594,0000 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values , the initial debt balance net of a debt discount was  $40,191 and the adjustment to paid in capital of $127,988. Also, for the year ended February 28, 2021, the Company recorded a derivative discount on the embedded conversion feature of $60,971, amortization expense of $8,255 with an unamortized discount of $226,554 at February 28, 2021.

●	The Company recorded $939,705 in penalties as increases on various notes, with a corresponding charge to interest.

●

Holders of certain convertible notes payable elected to convert a total of $2,420,559 of principal and $1,148,127 accrued interest, into 2,329,798,068 shares of common stock. No gain or loss was recognized on conversions as these conversions occurred within the terms of the agreement that provided for conversion.

●

The Company entered into various debt settlement during the year where they settled principal of $556,664 and interest of $260,514 totaling $817,718 for cash payments totaling $770,813. See details on preceding page.

●

The Company entered into various debt settlement during the year where they exchanged principal of $4,671,030 and interest of $3,042,613 totaling $7,713,643 in exchange for new promissory notes totaling $7,713 ,643 bearing interest at 12% and with three year maturities. In addition as part of the debt exchange  the Company issued 805,000,000 warrants with a 3 year term and an exercise price of $0.002 having a fair value using black-scholes of 1,898,500 and 55 Series F Preferred Stock having a fair value of $1,151,166. Please see details on page F-17.

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

9. RELATED PARTY TRANSACTIONS

For the years ended February 28, 2021 and February 29, 2020, the Company made net repayments of $693,049 and $77,245, respectively, to its loan payable-related party. At February 28, 2021, the loan payable-related party was $904,806 and $1,310,358 at February 29, 2020. As of February 28, 2021, included in the balance due to the related party is $883,710 of deferred salary and interest, $642,000 of which bears interest at 12%. At February 29, 2020 there was $656,334, with $426,000 bearing interest at 12%. The accrued interest included at February 28, 2021 was $118,098 (2020- $50,730).

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the years ended February 28, 2021 and February 28, 2020, the Company was charged $121,973 and $95,562, respectively in consulting fees for research and development to a company owned by a principal shareholder.

10. OTHER DEBT – VEHICLE LOANS

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2021 and February 29, 2020. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of February 28, 2021 and February 29, 2020, respectively, of which all were classified as current.

11. LOANS PAYABLE

Loans payable at February 28, 2021 consisted of the following:

						Annual
Date	Maturity	Description		Principal		Interest Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000		25%	*
August 10, 2018	September 1, 2018	Promissory note		10,000		25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	12,624		25%	*
August 16, 2018	October 1, 2018	Promissory note		10,000		25%	*
August 23, 2018	October 20, 2018	Promissory note	(21)	—		20%
October 11, 2018	October 11, 2019	Promissory note	(7)	17,000		20%	*
August 5, 2019	March 11, 2020	Factoring Agreement	(4)	—	(4)
November 12, 2019	August 11, 2020	Factoring Agreement	(10)	—	(10)
December 20, 2019	March 5, 2020	Factoring Agreement	(14)	—
October 17,2019	April 29, 2020	Factoring Agreement	(11)	—	(11)
September 27, 2019	April 4, 2020	Factoring Agreement	(12)	—	(12)
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432		15%	*
January 24, 2019	January 24, 2021	Loan	(8)	168,658		11%
May 9, 2019	June 30, 2019	Promissory note	(5)	7,850		15%	*
May 31, 2019	June 30, 2019	Promissory note	(6)	86,567		15%	*
June 26, 2019	June 26, 2020	Promissory note	(9)	79,104		15%	*
September 24, 2019	June 24 2020	Promissory note	(13)	12,000		15%	*
January 30, 2020	January 30, 2021	Promissory note	(15)	11,000		15%	*
February 27, 2020	February 27, 2021	Promissory note	(16)	5,000		15%	*
April 16, 2020	April 16, 2021	Promissory note	(17)	13,000		15%
May 12, 2020	May 12, 2021	Promissory note	(18)	43,500		15%
May 22, 2020	May 22, 2021	Promissory note	(19)	85,000		15%
June 2, 2020	June 2, 2021	Promissory note	(23)	62,000		15%
June 9, 2020	June 9, 2021	Promissory note	(24)	31,000		15%
June 12, 2020	June 12, 2021	Promissory note	(25)	50,000		15%
June 16, 2020	June 16, 2021	Promissory note	(26)	42,000		15%
April 3, 2020	April 3, 2021	Promissory note	(20)	27,697		20%
August 13, 2020	August 13, 2021	Promissory note	(22)	44,183		20%
September 8, 2020	September 8, 2021	Promissory note	(27)	7,380		20%
September 15, 2020	September 15, 2022	Promissory note	(28)	300,000		10%
October 6, 2020	March 6, 2023	Promissory note	(29)	150,000		12%
November 12, 2020	November 12, 2023	Promissory note	(30)	110,000		12%
November 23, 2020	October 23, 2022	Promissory note	(31)	65,000		15.5%
November 23, 2020	November 23, 2023	Promissory note	(32)	300,000		15%

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

					Annual
Date	Maturity	Description		Principal	Interest Rate
December 10, 2020	December 10, 2023	Promissory note	(33)	82,500	12%
December 10, 2020	December 10, 2023	Promissory note	(34)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(35)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(36)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(37)	310,375	12%
December 14, 2020	December 14, 2023	Promissory note	(38)	192,625	12%
December 30, 2020	December 30, 2023	Promissory note	(39)	350,000	12%
December 31, 2021	December 31, 2024	Promissory note	(40)	25,000	12%
December 31, 2021	December 31, 2024	Promissory note	(41)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(42)	550,000	12%
February 22, 2021	February 22, 2022	Promissory note	(43)	1,650,000	12%
				$12,323,606
Less current portion of loans payable				(944,614)
Less discount on loans payable				(2,510,994)
Loans payable				$8,867,998

Current portion of loans payable				$944,614
Less discount on loans payable				—
Current portion of loans payable, net of discount				$944,614

__________

*	Note is in default. No notice has been given by the note holder.

(1)

Repayable in 12 monthly instalments of $2,376 commencing September 16 ,2018 and secured by revenue earning devices having a net book value of at least $25,000. Only $12,376 has been repaid by the Company and no notices have been received. Accrued interest of approximately $4,500 has been recorded as of February 28, 2021.

(2)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882.

(3)

Repayable in 12 monthly instalments of $4,562 commencing August 11 ,2018 and secured by revenue earning devices having a net book value of at least $48,000. No repayments have been made by the Company and no notices have been received.

(4)

Total loan $79,750, repayable $475 per business day including fees and interest of $25,170. Original cash proceeds of $31,353 and $23,227 carried from previous loan less repayment of $58,500, including payments of $21,275 made during the year ended February 28, 2021. The Company settled loan in full and recorded a gain on settlement of $5,750. The Company has pledged a security interest   on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty of the controlling shareholder of the Company.

(5)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567.

(7)	$6,000 repaid during the year ended February 29,2020

(8)

$223,000 Canadian loan. Interest payable every calendar quarter commencing June30, 2019, if unpaid accrued interest to be paid at maturity. An additional interest amount calculated as 4% of RAD revenues from SCOT rentals for the fiscal years 2020 and 2021 shall be payable March 31, 2020 and March 31, 2021, respectively. Secured by a general security charging all of RAD’s present and after-acquired property in favor of the lender on a first priority basis subject to the following: the lender’s security in this respect shall be postponeable to security in favor of institutional financing obtained by RAD.

(9)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(10)

Total loan of $243,639, repayable $1,509 per week including fees and interest of $60,042. Original cash proceeds of $7,877, repayment of loans totaling $15,732, partial repayment of fees of $5,566 all totaling $29,175, additional advances of $88,772 with remaining $65,551 to be advanced to the company over the remaining 18 weeks. The total  advances were later amended to $202,030 including A fees reduction of $25,877.  The Company has repaid a total of $202,030,  the loan has been fully repaid. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty of the controlling shareholder of the Company.

(11)	Total loan of $71,000, repayable $710 per business day including fees and interest of $21,000. Original proceeds of $50,000. Loan fully repaid at August 31, 2020.

(12)

Total loan of $59,960, repayable $590 per business day including fees and interest of $19,960. Original proceeds of $40,000 less repayments of $59,960, the loan has been fully repaid. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty of the controlling shareholder of the Company.

(13)	The note may be pre-payable at any time. The note balance includes an original issue discount of $3,000.

(14)

Total loan of $12,400, repayable $1,240 per week including fees and interest of $2,400. Original cash proceeds of $10,000, repayments of $12,400, the loan has been fully repaid. The Company has pledged a security interest on all accounts receivable and bank accounts of the Company. Obligation under personal guaranty of the controlling shareholder of the Company.

(15)	The note may be pre-payable at any time. The note balance includes an original issue discount of $2,450.

(16)	The note may be pre-payable at any time. The note balance includes an original issue discount of $1,200.

(17)	The note may be pre-payable at any time. The note balance includes an original issue discount of $3,850.

(18)	The note may be pre-payable at any time. The note balance includes an original issue discount of $8,000.

(19)	The note may be pre-payable at any time. The note balance includes an original issue discount of $15,000.

(20)

$ 40,000 CDN loan, both principal and interest are due at maturity, if unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share.

(21)

Principal repayable in one year. Interest repayable in 10 monthly instalments of $460 commencing January 11 ,2019 and secured by revenue earning devices having a net book value of at least $186,000.  $25,000 repaid during the year. Repaid in full.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(30)

The note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 and was issued with a warrant to purchase 70,000,000 shares at an exercise price of $0.00165 per share, with a 3 year term and having a relative fair value of $41,176 using Black-Scholes with assumptions described in Note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values , a debt discount of  $41,176 with a corresponding adjustment to paid in capital. For the year ended February 28, 2021, the Company recorded amortization expense of $2,511 with an unamortized discount of $38,665 at February 28 ,2021.

(31)	Principal and interest repayable in 21 monthly instalments commencing December 6, 2020 of $4,060 commencing February 21, 2021. Secured by revenue earning devices.

(32)

The note may be pre-payable at any time. The note balance includes an original issue discount of $25,000 and was issued with a warrant to purchase 230,000,000 shares at an exercise price of $0.00165 per share with a 3 year term and having a relative fair value of $125,814 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values , a debt discount of $125,814 with a corresponding adjustment to paid in capital for the relative value of the warrant.  For the year ended February 28, 2021, the Company recorded amortization expense of $6,437 with an unamortized discount of $119,377 at February 28 ,2021.

(33)

The note may be pre-payable at any time. The note balance includes an original issue discount of 7,500 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.002 per share with a 3 year term and having a relative fair value of $54,545 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values , a debt discount of $54,545 with a corresponding adjustment to paid in capital for the relative value of the warrant.  For the year ended February 28, 2021, the Company recorded amortization expense of $1,694 with an unamortized discount of $52,851 at February 28, 2021.

(34)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three year maturity having a relative fair value of $990,000 using Black-Scholes with assumptions described in Note 13. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(35)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three year maturity having a relative fair value of $550,000 using Black-Scholes with assumptions described in Note 13. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(36)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $176,000 using Black-Scholes with assumptions described in Note 13.

(37)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three year maturity having a fair value of $182,500 using Black-Scholes with assumptions described in Note 13.

(38)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $100,000 in convertible notes and associated accrued interest of $37,589 totaling $137,589 was exchanged for this promissory note of $192,625.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(39)

The note may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3 year term and having a relative fair value of $271,250 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values , a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant.  For the year ended February 28, 2021, the Company recorded amortization expense of $4,003 and  with an unamortized discount of $67,517 at February 28 ,2021.

(40)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000.. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(41)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(42)

The note may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3 year term and having a relative fair value of $380,174 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values , a debt discount of $380,174 with a corresponding adjustment to paid in capital.  For the year ended February 28, 2021, the Company recorded amortization expense of $5,887 with an unamortized discount of $37,287 at February 28, 2021.

(43)

The note may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3 year term and having a relative fair value of $1,342,857 using Black-Scholes with assumptions described in note 13. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values , a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant.  For the year ended February 28, 2021, the Company recorded amortization expense of $1,260 and  with an unamortized discount of $341,597 at February 28, 2021.

12. DERIVATIVE LIABILITES

As of February 28, 2021, and February 29, 2020 the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $444,466 and $6,890,688, respectively.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the year ended February 28, 2021:

Strike price	$0.2899 - $0.0013
Fair value of Company common stock	$0.138 - $0.0013
Dividend yield	0.00%
Expected volatility	355.10% - 196.50%
Risk free interest rate	0.09% - 0.15%
Expected term (years)	0.25 - 1.00

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the years ended February 28, 2021, and February 29, 2020 the Company released $2,387,687 and $440,294, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended February 28, 2021 were as follows:

Balance as of February 29, 2020	$6,890,688

Release of derivative liability on conversion of convertible notes payable	(2,837,687)
Debt discount due to derivative liabilities	143,133
Adjustment to derivative liability due to debt settlement	(2,987,643)
Change in fair value of derivative liabilities	(764,025)
Balance as of February 28, 2021	$444,466

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

13. STOCKHOLDERS’ DEFICIT

Preferred Stock: The Company is authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock. The board of directors is authorized to designate any series of preferred stock up to the total authorized number of shares.

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

Series F Convertible Preferred Stock

The board of directors has designated 4,350 shares of Series F Convertible Preferred Stock with a par value of $1.00 per share. As of the date of this report, there are 2,799 shares of Series F Convertible Preferred Stock outstanding. The Series F Convertible Preferred Stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis. So long as any shares of Series F Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIT

Summary of Preferred Stock Activity

During the year ended February 28, 2021 the Company had the following preferred stock activity:

-	On July 22, 2020 the board of directors passed a resolution whereby the sole director agreed to return for cancellation, 816 of his 1000 Series F preferred shares to the Company.

-

On December 1, 2020 the company issued 110 Series F shares having a fair value of $362,084 to a consultant for services previously rendered which was recorded as professional fees with a corresponding adjustment to accrued liabilities.

-	On December 14, 2020, as part of a debt settlement described in Note 8 , the company issued 55 Series F preferred shares to a lender at a fair value of $1,151,166.

During the year ended February 29, 2020 there was no preferred stock activity.

During the year ended February 28, 2019, the Company received $174,070 for the sale of 65 Series F preferred shares. As of the reporting date, these shares have not been issued and are included in preferred stock to be issued on the balance sheet.

Summary of Common Stock Activity

On March 27, 2020 , the Company undertook a 10,000:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits (see Note 13). Certain instruments issued prior to the reverse split that exercise into shares of our common stock are now shown in fractional units due to the effect of the reverse split. If exercised, the Company is required to issue whole shares under its articles of incorporation.

During the year ended February 28, 2021 the Company had the following common stock activity:

-

The Company issued 2,329,798,068 shares of its common stock for the conversion of debt and related interest and fees totaling $3,568,686 including $2,420,559  of principal and $1,148,127 of interest, and additionally $20,500 in fees in connection with debt converted during the period, as well as the release of the related derivative liability.

-	In connection with a note issuance in January 2021, the Company issued 5,000,000 shares of common stock

During the year ended February 29, 2020 the Company had the following common stock activity:

-

On April 23, 2019 the Board of Directors approved an increase in authorized share capital to 5,000,000,000 shares of common stock and to change the par value of the common stock to $0.00001 per share. This became effective on June 20, 2019. The share capital has been retrospectively adjusted accordingly to reflect this change in par value.

-	The Company has 2,946 shares issuable due to partial shares as a result of the March 27,2020 reverse split that will be issued in April 2020.

-

The Company issued 395,443 shares of its common stock for the conversion of debt and related interest and fees totaling $498,668 including $254,118 for of principal, $245,050 interest, $500 in fees in connection with debt converted during the period, as well as the release of the related derivative liability.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Warrant Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2019*	142,859,043	$0.0035	2.81
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	0.45	5	—
Outstanding at February 29, 2020	142,859,043	$0.0035	1.81
Issued	1,424,521,449	0.002	3.00
Exercised	(947,857,000)	0.002	3.00
Forfeited and cancelled	—	—	—
Outstanding at February 28, 2021	619,523,492	$0.0295	2.81

__________

* Included in this amount were warrants issued on March 15, 2018 to a lender (as part of a loan agreement) to purchase 333,333 shares at a share price of $0.15 with a three-year term. These were the original transaction amounts before any reverse splits.  After the 100: 1 reverse split on August 24,2019 and 10,000:1 reverse split on March 27, 2020 the Company reported these warrants after adjusting for the split as warrants to purchase 0.33 shares at $150,000 which is their value shown at February 209, 2020. This was an error as there was an anti-dilution provision in the warrant agreement whereby the exercise price and warrants get reset to their original value based on the lowest trading price. We therefor adjusted these warrants in the current period to their value of warrants to purchase 142,857,000 at $0.00035.

For the years ended February 28, 2021 and February 29, 2020, the Company recorded a total of $362,084 and $0, respectively on stock-based payments for warrants with a corresponding adjustment to additional paid-in capital.

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

In March 2021, the Company settled with former landlords for $30,000. The Company had accrued $62,552 at February 28, 2021.

In April 2019 the principals of WeSecure (see Note 9) filed lawsuit in California Superior Court seeking damages for non-payment balance of sale of WeSecure assets totaling $25,000, unpaid consulting fees payable to the two principals through to September 2019 totaling $ $125,924, and labor code violations of $ $48,434 all totaling $199,358 plus attorney’s fees and damages. The parties finally settled all claims with a full release for $180,000 in June 2019 payable in 14 monthly instalments as follows:

2019		2020		Total
6/30/19	$5,000	1/26/2020	$15,000
7/30/19	$5,000	2/25/2020	$15,000
8/29/19	$7,500	3/26/2020	$15,000
9/28/19	$7,500	4/25/2020	$15,000
10/28/19	$10,000	5/25/2020	$20,000
11/27/19	$10,000	6/25/2020	$20,000
12/27/19	$15,000	7/24/2020	$20,000

Total	$60,000		$120,000	$180,000

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2021 the Company has paid $58,000. The Company repaid $40,500 towards these arrears in the year ended February 28, 2021 included in the total payments above. The $122,000 balance owing at February 28, 2021 was paid on March 17, 2021 , therefore as of the date of these financial statements,  the settlement has been repaid in full.

The related legal costs are expensed as incurred.

Operating Lease

RAD maintains a mailing address for 31103 Ranch Viejo Road, Suite d2114 for a nominal fee of $ 264/yr.

The Company maintained an office at 1218-1222 Magnolia Ave, Suite 106 Bldg. H ,Corona, California 92881 pursuant to a month to month lease commencing March 1,2019. The Company’s annual rent was $12,000 per year. The company terminated this lease December 31, 2020.

On December 18, 20206, the Company entered into a 15 month lease agreement for office space at 18009 Sky Park Circle Suite E , Irvine CA, 92614, commencing on December 18, 2020 through to March 31, 2022 with a minimum base rent of $3,859 per month. The Company paid a security deposit of $3,859.

The Company’s leases are accounted for as operating leases. Rent expense  and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $22,033 for the year ended February 28, 2021 and $10,000 for the year ended February 29, 2020.

Maturity of Lease Liabilities	Operating Leases
February 28, 2022	$46,308
February 28, 2023	3,859
Total lease payments	50,167
Less: Interest	(2,414)
Present value of lease liabilities	$47,753

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of ant default of any condition the Company would be subject to certain financial penalties. Penalties earned through February 28, 2021 have been recorded in these financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Year Ended
	February 28,	February 29,
	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(5,898,911)	$(6,213,649)

Effect of common stock equivalents
Add: interest expense on convertible debt	1,647,935	1,299,785
Add Penalty interest on convertible debt	939,705	—
Add (less) loss (gain) on change of derivative liabilities	(764,025)	1,127,119
Net income (loss) adjusted for common stock equivalents	(4,075,296)	(3,786,745)

Denominator:
Weighted average shares – basic	1,015,115,270	197,539

Net income (loss) per share – basic	$(0.01)	$(31.46)

Dilutive effect of common stock equivalents:
Convertible Debt	—	—
Preferred shares	—	—
Warrants	—	—

Denominator:
Weighted average shares – diluted	1,015,115,270	197,539

Net income (loss) per share – diluted	$(0.01)	$(31.46)

The anti-dilutive shares of common stock equivalents for the years ended February 28, 2021 and February 29, 2020 were as follows:

	For the Year Ended
	February 28, 2021	February 29, 2020
Convertible notes and accrued interest	4,842,500	62,692,265,100
Convertible Class F Preferred shares	11,141,522,749	1,443,532
Warrants	619,523,492	7
Total	11,765,888,741	62,693,708,639

16. INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax expense (benefit) consisted of the following for the fiscal years ended February 28, 2021 and February 29, 2020:

	February 28, 2021	February 29, 2020
Total current	$—	$—
Total deferred	—	—
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal years ended February 28, 2021 and February 29, 2020 (in thousands):

February 28, 2021
Federal statutory rate	$(1,239,000)
Non deductible stock based compensation	77,000
Non deductible (non-includable gains) changes in fair value of instruments	(467,000)
Warrant values within debt discount	(114,000)
Change in valuation allowance	1,743,000
$—

February 29, 2020
Federal statutory rate	$(1,305,000)
Non deductible interest	169,000
Non deductible changes in fair value of instruments	237,000
Other non deductible expenses	31,000
Change in valuation allowance	868,000
$—

For the year ended February 28, 2021, the expected tax benefit is calculated at the 2019 statutory rate of 21%. The effect for temporary timing differences are also calculated at the 25% statutory rate effective for fiscal year ended February 28, 2019.

For the year ended February 28, 2021, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal years February 28, 2021 and February 29, 2020:

	February 28, 2021	February 29, 2020
Deferred tax assets:
Net operating loss carryforwards	$5,047,115	$3,418,115
Debt discount	114,000	—
Total deferred tax assets	5,161,115	3,418,115

Deferred tax liabilities:
Depreciation	—	—
Deferred revenue	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets:
Less valuation allowance	(5,161,115)	(3,418,115)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on August 28, 2017.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward was approximately $14,994,000 at February 28, 2021 and $6,694,000 at February 29, 2020, that is available for carryforward for federal income tax purposes and begin to expire in 2030.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s tax returns for the years ended February 28, 2021,and February 29, 2020, and February 28, 2019 are open for examination under Federal statute of limitations.

17. SUBSEQUENT EVENTS

Subsequent to February 28, 2021 through to May 25, 2021, a Series F Convertible Preferred Stock holder received 316,345,998 shares of common stock  through the conversion of 78 Series F Convertible Preferred Shares.

On March 2, 2021, Garrett Parsons tendered his resignation as Chief Executive Officer, Chief Financial Officer and Secretary of our Company, effective immediately. Mr. Parsons will continue to serve as a member of the Board of Directors of our Company (the “Board”).  Mr. Parsons will continue to serve as a consultant to the Company for a three-year term.  On March 2, 2021, the Board identified and retained Mr. Steven Reinharz as the Chief Executive Officer, Chief Financial Officer and Secretary of our Company. On March 2, 2021, Mr. Reinharz was elected to the Board.

In connection with Garett Parsons’ resignation, the Company entered into a consulting agreement with Mr. Parsons effective March 2, 2021. The Consulting Agreement, which was approved by our Board, provides for, among other things, Mr. Parsons to receive compensation over a term of thirty-six (36) months according to the following compensation schedule: $8,000 per month for the first twelve (12) months; $9,000 per month for the subsequent twelve (12) months; and $10,000 per month for the final twelve (12) months.

On April 9, 2021 entered into an Employment Agreement with Chief Executive Officer, Steven Reinharz with three year term under the following terms:

-	Base monthly salary of $20,000 which the employee elects to defer payment . Effective June 1, 2021 the employee elects to defer $18,000 per month and receive payment of $2,000 per month.

-	Incentives and bonuses to be paid out at the discretion of the Board of Directors.

-

A stock option award (option 1) was granted to the employee to purchase 10,000,000 shares at an exercise price of $ $0.15 per share if the trading share price of the Company reaches an average of $0.30 per share for ten days over a 30 day trading period.

-

A stock option award (option 2) was granted to the employee to purchase 30,000,000 shares at an exercise price of $ $0.25 per share if the trading share price of the Company reaches an average of $0.50 per share for ten days over a 30 day trading period.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On April 14, 2021, the Shareholders of Series E Preferred Stock and the Board of Directors of our Company (“Board”) approved and adopted the 2021 Incentive Stock Plan (the “2021 Plan”).

The purpose of the 2021 Plan is to promote the success of the Company by authorizing incentive awards to retain Directors, executives, selected Employees and Consultants, and reward participants for making major contributions to the success of the Company. The 2021 Plan authorizes the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and stock awards. A total of five million (5,000,000) shares of common stock may be issued under the 2021 Plan. All awards under the 2021 Plan, whether vested or unvested, are subject to the terms of any recoupment, clawback or similar policy of the Company in effect from time to time, as well as any similar provisions of applicable law, which could in certain circumstances require repayment or forfeiture of awards or any shares of stock or other cash or property received with respect to the awards, including any value received from a disposition of the shares acquired upon payment of the awards. The 2021 Plan will be administered by the Board or any Committee authorized by the Board, if applicable, which will have the sole authority to, among other things: construe and interpret the 2021 Plan; make rules and regulations relating to the administration of the 2021 Plan; select participants; and establish the terms and conditions of awards, all in accordance with the terms of the 2021 Plan. The 2021 Plan will remain in effect until April 14, 2031, unless sooner terminated by the Board. Termination will not affect awards then outstanding.

On March 1 2021 the Company entered into a promissory note for $6,000,000 with cash proceeds of $5,400,000 and an original issue discount of $600,000. The loan bears interest at 12% per annum and matures on March 1, 2022. Along with the note the lender received a warrant to purchase 300,000,000 shares of common stock at an exercise price of $0.135 per share and a three year term.

On March 1, 2021 the first investor referred to in Note 7 whose aggregate investment is $1,925,000 revised his agreement as follows:

1)	The rate payment was reduced from 14,25 % to 9.65%
2)	The asset disposition % was reduced from 31 % to 21%

In consideration for the above changes, the investor will receive 40 Series F Convertible Preferred Stock and a warrant to purchase 367 shares of its Series F Convertible Preferred Stock  with a five year term and an exercise price of $1.00.Subsequent to year end the warrant holder exercised warrants to acquire 38 shares of Series F Convertible Preferred Stock.

On March 23, 2021 the Company entered into an exchange agreement with a Series F preferred stockholder whereby the stockholder agreed to exchange 28 Series F Convertible Preferred Stock for a non-interest bearing promissory note for $2,545,900 payable.

On March 23, 2021 the Company entered into another exchange agreement with a Series F preferred stockholder whereby the stockholder agreed to exchange 55 Series F Convertible Preferred Stock for a non-interest bearing promissory note for $5,000,875 payable.