Form 10-Q
period 2021-05-31
Artificial Intelligence Technology Solutions Inc.
filed 2021-07-14
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2021

OR

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER: 000-55079

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2343603
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

10800 Galaxie Avenue Ferndale, MI	48220
(Address of principal executive offices)	(Zip code)

(877) 787-6268

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,853,852,622 shares of common stock were issued and outstanding as of July 5, 2021.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2021 (Unaudited)	February 28, 2021*
ASSETS
Current assets:
Cash	$2,948,210	$1,044,418
Accounts receivable	565,431	98,544
Deposits on inventory	80,000	—
Device parts inventory	247,671	64,071
Total current assets	3,841,312	1,207,033
Operating lease asset	1,306,901	47,753
Revenue earning devices, net of accumulated depreciation of $259,464 and $226,459, respectively	307,460	273,714
Fixed assets, net of accumulated depreciation of $71,751 and $67,113, respectively	45,719	34,994
Security deposit	19,739	3,859
Total assets	$5,521,131	$1,567,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,167,768	$1,373,838
Advances payable	1,594	1,594
Balance owed WeSecure	—	122,000
Customer deposits	10,500	10,500
Current operating lease liability	103,765	43,894
Current portion of deferred variable payment obligation	223,015	91,587
Current portion of convertible notes payable, net of discount of $616,145 and $697,276 respectively	212,355	196,224
Loan payable - related party	885,417	904,806
Current portion of loans payable, net of discount of $657,136 and $0, respectively	7,796,217	944,614
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	236,617	238,665
Derivative liability	215,237	444,466
Total current liabilities	10,891,007	4,410,710
Non-current operating lease liability	1,203,136	3,859
Loans payable, net of discount of $7,780,664 and $2,510,994, respectively	9,398,321	8,867,998
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	851,537	303,473
Total liabilities	24,869,001	16,111,040

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at May 31, 2021 and February 28, 2021, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 4,350,000 and 4,350,000 shares issued and outstanding, respectively	4,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,716 and 2,799 shares issued and outstanding, respectively	2,716	2,799
Series G Preferred Stock, $0.001 par value; 4,350,000 shares authorized, no shares issued and outstanding at May 31, 2021 and February 28, 2021, respectively	—	—
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 3,545,772,882 and 3,229,426,884 shares issued and outstanding, respectively	35,458	32,294
Additional paid-in capital	47,862,208	16,764,554
Preferred stock to be issued	174,070	174,070
Accumulated deficit	(67,426,672)	(31,521,754)
Total stockholders’ deficit	(19,347,870)	(14,543,687)
Total liabilities and stockholders’ deficit	$5,521,131	$1,567,353

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020

Revenues	$560,334	$63,321

Cost of Goods Sold	110,926	9,290

Gross Profit	449,408	54,031

Operating expenses:
Research and development	634,645	81,723
General and administrative	1,899,792	279,923
Depreciation and amortization	37,643	28,116
Operating lease cost	28,874	3,000
Total operating expenses	2,600,954	392,762

Loss from operations	(2,151,546)	(338,731)

Other income (expense), net:
Change in fair value of derivative liabilities	179,439	2,843,491
Interest expense	(948,450)	(529,484)
(Loss) on settlement of debt	(32,984,361)	—
Total other income (expense), net	(33,753,372)	2,314,007

Net income (loss)	$(35,904,918)	$1,975,276

Net income (loss) per share - basic	$(0.01)	$1.28

Net income (loss) per share - diluted	$(0.01)	$0.00

Weighted average common share outstanding - basic	3,489,517,478	1,537,353

Weighted average common share outstanding - diluted	3,489,517,478	589,340,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2020	4,350,000	$4,350	3,450	$177,520	418,415	$4	$4,334,564	$(25,622,843)	$(21,106,405)
Adjustment to derivative liability	—	—	—	—	—	—	167,497	—	167,497
Common stock issued for debt conversion	—	—	—	—	6,068,336	61	159,597	—	159,658
Rounding shares	—	—	—	—	9	—	—	—	—
Net income	—	—	—	—	—	—	—	1,975,276	1,975,276
Balance at May 31, 2020	4,350,000	$4,350	3,450	$177,520	6,486,760	$65	$4,661,658	$(23,647,567)	$(18,803,974)

Balance at February 28, 2021	4,350,000	$4,350	2,799	$176,869	3,229,426,884	$32,294	$16,764,554	$(31,521,754)	$(14,543,687)
Series F preferred shares and warrants issued with deferred variable payment obligation amendment agreement	—	—	40	40	—	—	33,015,174	—	33,015,214
Series F preferred shares cancelled in exchange for promissory notes	—	—	(83)	(83)	—	—	(6,732,752)	—	(6,732,835)
Series F preferred shares issued on exercise of warrants	—	—	38	38	—	—	(38)	—	—
Series F preferred shares converted to common shares	—	—	(78)	(78)	316,345,998	3,164	(3,086)	—	—
Warrants issued as part of a debt issuance	—	—	—	—	—	—	4,749,006	—	4,749,006
Stock based compensation	—	—	—	—	—	—	69,350	—	69,350
Net income	—	—	—	—	—	—	—	(35,904,918)	(35,904,918)
Balance at May 31, 2021	4,350,000	$4,350	2,716	$176,786	3,545,772,882	$35,458	$47,862,208	$(67,426,672)	$(19,347,870)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35,904,918)	$1,975,276
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,643	28,116
Revenue earning device sold and expensed in cost of sales	3,411	—
Reduction of right of use asset	15,822	—
Accretion of lease liability	13,052	—
Stock based compensation	69,350	—
Change in fair value of derivative liabilities	(179,439)	(2,843,491)
Amortization of debt discounts	317,269	72,029
(Gain) loss on settlement of debt	32,984,361	—
Increase in related party accrued payroll and interest	80,760	70,164
Changes in operating assets and liabilities:
Accounts receivable	(466,887)	(14,664)
Deposits on inventory	(80,000)	—
Device parts inventory	(253,762)	—
Accounts payable and accrued expenses	(225,006)	(16,387)
Accrued expense, related party	20,998	(1,030)
Operating lease liability payments	(28,874)	—
Balance owed WeSecure	(122,000)	—
Current portion of deferred variable payment obligations for payments	131,428	10,993
Accrued interest payable	546,016	447,162
Net cash used in operating activities	(3,040,776)	(271,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,362)	(4,638)
Cash paid for security deposit	(15,880)	—
Net cash used in investing activities	(31,242)	(4,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debt	(65,000)	—
Proceeds from deferred variable payment obligation	—	166,000
Proceeds from loans payable	5,426,146	153,243
Repayment of loans payable	(264,189)	(24,525)
Net borrowings(repayments) on loan payable - related party	(121,147)	(21,726)
Net cash provided by financing activities	4,975,810	272,992

Net change in cash	1,903,792	(3,478)

Cash, beginning of period	1,044,418	13,307

Cash, end of period	$2,948,210	$9,829

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$114,710	$—
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Right of use asset for operating lease liability	$1,275,970	$—
Transfer from device parts inventory to fixed assets	$70,162	$—
Conversion of convertible notes and interest to shares of common stock	$—	$159,657
Release of derivative liability on conversion of convertible notes payable	$—	$167,497
Exchange of notes payable for Series F preferred shares	$6,732,835	$—
Discount applied to face value of loans	$6,162,945	$—
Warrants issued as part of debt issuance	$4,749,006	$—
Series F preferred shares converted to common shares	$3,086	$—
Series F preferred shares issued on exercise of warrants	$38	$—

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

For the three months ended May 31, 2021, the Company had negative cash flow from operating activities of $3,040,776. As of May 31, 2021, the Company has an accumulated deficit of $67,426,672, and negative working capital of $7,049,695. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

The Company currently projects that 2022 fiscal year’s revenues will be between 5 and 15 times greater than the 2021 fiscal year’s revenues. This projection is based on the following factors: 1. an anticipated significant increase in the orders; 2. an expected significant improvement in the Company’s ability to make timely deliveries; and 3. an anticipated significant improvement in the Company’s ability to support many more devices than this it could support during the 2021’s fiscal year. However, there can be no assurance that the revenues will increase to the extent projected or that the anticipated improvements will actually occur.

This expansion plan will require the Company to expend significant resources, including the hiring of additional staffing, which the Company expects to finish the next fiscal year with between 75 – 125 employees.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on June 1, 2021. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., On the Move Experience, LLC and OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgements and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value preferred stock and derivative liabilities.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $24,868 provided as of May 31, 2021 and February 28, 2021.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of both May 31, 2021 and February 28, 2021 there was no valuation reserve.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At May 31, 2021 and February 28, 2021, the Company had no deferred development costs.

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

Leases

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Our CEO and Chairman holds sufficient shares of the Company’s voting preferred stock that give sufficient voting rights under the articles of incorporation and bylaws of the Company such that the CEO and Chairman can at any time unilaterally vote to increase the number of authorized shares of common stock of the Company, without the need to call a general meeting of common shareholders of the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
May 31, 2021
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$215,237	$—	$—	$215,237

February 28, 2021
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$444,466	$—	$—	$444,466

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

Recently Issued Accounting Pronouncements

Accounting for Income Taxes

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021, with early adoption permitted. The Company does not expect any material impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures. The Company adopted this on March 1, 2020.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020
Device rental activities	$125,992	$60,321
Direct sales of goods and services*	434,342	3,000
	$560,334	$63,321

5. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	May 31, 2021	February 28, 2021
Revenue earning devices	$566,924	$500,173
Less: Accumulated depreciation	(259,464)	(226,459)
	$307,460	$273,714

During the three months ended May 31, 2021 the Company made total additions to revenue earning devices of $70,162 which were transfers from inventory During the three months ended May 31, 2021, the Company made total additions to revenue earning devices of $0.

During the three months ended May 31, 2021 the Company sold a revenue earning device having a net book value of $3,411 for revenues of $30,600 and included the $3,411 in cost of goods sold.

Depreciation expense was $33,005 and $22,641 for the three months ended May 31, 2021, and 2020 respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. FIXED ASSETS

Fixed assets consisted of the following:

	May 31, 2021	February 28, 2021
Automobile	$70,896	$70,896
Demo devices	3,670	3,670
Computer equipment	36,742	23,399
Office equipment	6,162	4,142
	117,470	102,107
Less: Accumulated depreciation	(71,751)	(67,113)
	$45,719	$34,994

During the three months ended May 31, 2021 and May 31, 2020 the Company made additions of $15,362 and $4,638, respectively.

Depreciation expense was $4,638 and $5,474 for the three months ended May 31, 2021, and 2020 respectively.

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

On July 1, 2020 the Company entered into a similar agreement with the first investor whereby the investor would pay up to $800,000 in exchange for a perpetual 2.75% rate payment (Payment) on the Company’s reported quarterly revenue. These Payments are to be made 90 days after the fiscal quarter with the first payment being due no later than May 31, 2021. If the Payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor had agreed to pay $100,000 per month over an 8-month period with the first payment due July 2020 and the final payment no later than February 28, 2021. As at August 31, 2020 the investor had fully funded the $800,000 commitment.

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

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments. As of March 1, 2021 as a result of the amendment with the first investor noted below, this aggregate asset disposition % was reduced from 43.77 % to 33.77%.

On March 1, 2021 the first investor referred to above whose aggregate investment is $1,925,000 revised his agreements as follows:

1)	The rate payment was reduced from 14.25 % to 9.65%

2)	The asset disposition % (see below) was reduced from 31 % to 21%

In consideration for the above changes, the investor received 40 Series F Convertible Preferred Stock and a warrant to purchase 367 shares of its Series F Convertible Preferred Stock with a five-year term and an exercise price of $1.00. During the three months ended May31, 2021 the warrant holder exercised warrants to acquire 38 shares of Series F Convertible Preferred Stock. The company attributed a fair value based on recent transactions for the Series F Preferred stock and warrants of $33,015,214 and recorded a loss on settlement of debt with a corresponding adjustment to paid in capital.

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of May 31, 2021, the Company has not yet completed its assessment of the likely cash flows under these agreements, and thus, has not yet determined the effective interest rate under these agreements. The Company expects to have completed its analysis of the expected cash flows prior to the filing of the year end February 28, 2022 filing. As of May 31, 2021, and February 28, 2021, the balances under these agreements were $2,525,000 and $2,525,000, respectively.

For the three months ended May 31, 2021, the Company has received $0 related to the deferred payment obligation as the balance remains $2,525,000 at May 31, 2021. For the year ended February 28, 2021, $966,000 has been paid to the Company bringing the balance to $2,525,000 at February 28, 2021.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of May 31, 2021, the Company has accrued $223,015 in Payments (February 28, 2021 -$91,857). No amounts have been recorded to date as interest, as the amounts are immaterial.

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		May 31,	February 28,
Issued	Maturity	Rate	Rate per Share		2021	2021
July 18, 2016	July 18, 2017*	10%	$0.003	(2)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(1)	—	65,000
January 19, 2021	January 19, 2022	12%	$0.04		275,000	275,000
January 27,2021	January 27, 2022	10%	$0.10	(3)	550,000	550,000
					828,500	893,500

Less: current portion of convertible notes payable					(828,500)	(893,500)
Less: discount on noncurrent convertible notes payable					—	—
Noncurrent convertible notes payable, net of discount					$—	$—

Current portion of convertible notes payable					$828,500	$893,500
Less: discount on current portion of convertible notes payable					(616,145)	(697,276)
Current portion of convertible notes payable, net of discount					$212,355	$196,224

__________

*	The indicated note was in default as of May 31, 2021. Default interest rate 22%

(1)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(2)	The conversion price is not subject to adjustment from forward or reverse stock splits.

(3)

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

During both the three months ended May 31, 2021 and 2020, the Company incurred original issue discounts of $0, and debt discounts from derivative liabilities of $0 related to new convertible notes payable. During the three months ended May 31, 2021 and 2020, the Company recognized interest expense related to the amortization of debt discount of $81,131 and $72,029, respectively.

All the notes above are unsecured. As of May 31, 2021 and February 28, 2021, the Company had total accrued interest payable of $60,872 and $49,764, respectively, all of which is classified as current.

During the three months ended May 31, 2021, the Company also had the following convertible note activity:

●	The company settled convertible notes of $65,000 and accrued interest $22,525 for a cash payment of $93,984. A loss on settlement of debt of $6,459 was recorded.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2021, the Company repaid net advances of $121,147 from its loan payable-related party. For the three months ended May 31, 2020 the Company repaid net advances of $21,726. At May 31, 2021, the loan payable-related party was $885,417 and $904,806 at February 28, 2021. Included in the balance due to the related party at May 31, 2021 is $843,323 of deferred salary and interest, $702,000 of which bears interest at 12%. At February 28, 2021, included in the balance due to the related party is $883,710 of deferred salary and interest, $642,000 of which bears interest at 12%. The accrued interest included in loan at May 31, 2021 and May 31, 2020 was $138,858 and $50,730, respectively.

During the three months ended May 31, 2021 and 2020, the Company was charged $478,951 and $50,695, respectively for consulting fees for research and development to a company partially owned by a principal shareholder during the three months ended May 31, 2021 and another company fully owned by a principal shareholder during the three months ended May 31, 2020.

10. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2021 and February 29, 2020. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of May 31, 2021 and February 28, 2021, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at May 31, 2021 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000	25%	*
August 10, 2018	September 1, 2018	Promissory note	(4)	—	25%	*
August 16, 2018	August 16, 2019	Promissory note	(1)	12,624	25%	*
August 16, 2018	October 1, 2018	Promissory note	(4)	—	25%	*
October 11, 2018	October 11, 2019	Promissory note	(7)	17,000	20%	*
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432	15%	*
January 24, 2019	January 24, 2021	Loan	(8)	194,803	11%	*
May 9, 2019	June 30, 2019	Promissory note	(5)	7,850	15%	*
May 31, 2019	June 30, 2019	Promissory note	(6)	86,567	15%	*
June 26, 2019	June 26, 2020	Promissory note	(9)	79,104	15%	*
September 24, 2019	June 24, 2020	Promissory note	(13)	12,000	15%	*
January 30, 2020	January 30, 2021	Promissory note	(15)	11,000	15%	*
February 27, 2020	February 27, 2021	Promissory note	(16)	5,000	15%	*
April 16, 2020	April 16, 2021	Promissory note	(17)	13,000	15%
May 12, 2020	May 12, 2021	Promissory note	(18)	43,500	15%
May 22, 2020	May 22, 2021	Promissory note	(19)	85,000	15%
June 2, 2020	June 2, 2021	Promissory note	(23)	62,000	15%
June 9, 2020	June 9, 2021	Promissory note	(24)	31,000	15%
June 12, 2020	June 12, 2021	Promissory note	(25)	50,000	15%
June 16, 2020	June 16, 2021	Promissory note	(26)	42,000	15%
April 3, 2020	April 3, 2021	Promissory note	(20)	27,697	20%
August 13, 2020	August 13, 2021	Promissory note	(22)	—	20%
September 8, 2020	September 8, 2021	Promissory note	(27)	—	20%
September 15, 2020	September 15, 2022	Promissory note	(28)	300,000	10%
October 6, 2020	March 6, 2023	Promissory note	(29)	150,000	12%
November 12, 2020	November 12, 2023	Promissory note	(30)	110,000	12%
November 23, 2020	October 23, 2022	Promissory note	(31)	65,000	15.5%
November 23, 2020	November 23, 2023	Promissory note	(32)	300,000	15%
December 10, 2020	December 10, 2023	Promissory note	(33)	82,500	12%
December 10, 2020	December 10, 2023	Promissory note	(34)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(35)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(36)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(37)	310,375	12%
December 14, 2020	December 14, 2023	Promissory note	(38)	—	12%
December 30, 2020	December 30, 2023	Promissory note	(39)	350,000	12%
December 31, 2021	December 31, 2024	Promissory note	(40)	25,000	12%
December 31, 2021	December 31, 2024	Promissory note	(41)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(42)	550,000	12%
February 22, 2021	February 22, 2022	Promissory note	(43)	1,650,000	12%
March 1, 2021	March 1, 2022	Promissory note	(10)	6,000,000	12%
March 23, 2021	March 23, 2022	Promissory note	(11)	2,545,900	0%
March 23, 2021	March 23, 2023	Promissory note	(12)	5,000,875	0%
				$25,632,338
Less current portion of loans payable				(8,453,353)
Less discount on loans payable				(7,780,664)
Loans payable				$9,398,321

Current portion of loans payable				$8,453,353
Less discount on loans payable				(657,136)
Current portion of loans payable, net of discount				$7,796,217

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

(4)	$20,000 loan repaid during the quarter ended May 31, 2021.

(5)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567.

(7)	$6,000 repaid during the year ended February 29, 2020.

(8)

$257,000 Canadian loan. Interest payable every calendar quarter commencing June 30, 2019, if unpaid accrued interest to be paid at maturity. An additional interest amount calculated as 4% of RAD revenues from SCOT rentals for the fiscal years 2020 and 2021 shall be payable March 31, 2020 and March 31, 2021, respectively. Secured by a general security charging all of RAD’s present and after-acquired property in favor of the lender on a first priority basis subject to the following: the lender’s security in this respect shall be postponeable to security in favor of institutional financing obtained by RAD. Additional funding of $ 26,146 during the quarter ended May 31, 2021.

(9)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104.

(10)

The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,0000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749.005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749.005 with a corresponding adjustment to paid in capital for the relative value of the warrant.  For the three months ended year ended May 31, 2021, the Company recorded amortization expense of $37,925 with an unamortized discount of $5,311,080 at May 31, 2021.

(11)

In exchange for 28 Series F preferred shares, the Company issued a noninterest bearing unsecured loan for $2,545,900. A fair value of the loan of $2,267,768 was determined with a debt discount off $278,132.  For the three months ended year ended May 31, 2021, the Company recorded amortization expense of $52,578 with an unamortized discount $225,554 at May 31, 2021.

(12)

In exchange for 55 Series F preferred shares, the Company issued a noninterest bearing unsecured loan for $5,000,875. A fair value of the loan of $4,465,067 was determined with a debt discount off $538,808.  For the three months ended year ended May 31, 2021, the Company recorded amortization expense of $104,226 with an unamortized discount $431,582 at May 31, 2021.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(22)

$ 60,000 CDN loan, principal is due at maturity, interest is payable commencing the third month after the loan over the remaining 10 months.  If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share. Total loan of $44,183 (in $USD) and related accrued interest paid during the quarter ended May 31, 2021.

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

(27)

$ 10,000 CDN loan, principal is due at maturity, interest is payable monthly commencing the third month after the loan over the remaining 10 months.  If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share. Total loan of $7,381 (in $USD) and related accrued interest paid during the quarter ended May 31, 2021.

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

(30)

The note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 and was issued with a warrant to purchase 70,000,000 shares at an exercise price of $0.00165 per share, with a 3-year term and having a relative fair value of $41,176 using Black-Scholes with assumptions described in Note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $41,176 with a corresponding adjustment to paid in capital. For the three months ended May 31, 2021, the Company recorded amortization expense of $2,610 with an unamortized discount of $45,719 at May 31 ,2021.

(31)	Principal and interest repayable in 21 monthly instalments commencing December 6, 2020 of $4,060 commencing February 21, 2021. Secured by revenue earning devices.

(32)

The note may be pre-payable at any time. The note balance includes an original issue discount of $25,000 and was issued with a warrant to purchase 230,000,000 shares at an exercise price of $0.00165 per share with a 3-year term and having a relative fair value of $125,814 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $125,814 with a corresponding adjustment to paid in capital for the relative value of the warrant.  For the three months ended May 31, 2021, the Company recorded amortization expense of $7,245 with an unamortized discount of $136,555 at May 31 ,2021.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(33)

The note may be pre-payable at any time. The note balance includes an original issue discount of 7,500 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.002 per share with a 3-year term and having a relative fair value of $54,545 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $54,545 with a corresponding adjustment to paid in capital for the relative value of the warrant.  For the three months ended May 31, 2021, the Company recorded amortization expense of $1,844 with an unamortized discount of $58,726 at May 31 ,2021.

(34)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000 using Black-Scholes with assumptions described in Note 13. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(35)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000 using Black-Scholes with assumptions described in Note 13. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(36)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000 using Black-Scholes with assumptions described in Note 13.

(37)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500 using Black-Scholes with assumptions described in Note 13.

(38)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $100,000 in convertible notes and associated accrued interest of $37,589 totaling $137,589 was exchanged for this promissory note of $192,625. Loan fully repaid at May 31,2021.

(39)

The note may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values , a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three months ended May 31, 2021, the Company recorded amortization expense of $4,275 with an unamortized discount of $299,855 at May 31 ,2021.

(40)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(41)

This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(42)

The note may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the three months ended May 31, 2021, the Company recorded amortization expense of $10,579 with an unamortized discount of $414,877 at May 31 ,2021.

(43)

The note may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857 using Black-Scholes with assumptions described in note 13. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant.  For the three months ended May 31, 2021, the Company recorded amortization expense of $11,556 with an unamortized discount of $1,481,022 at May 31 ,2021.

12. DERIVATIVE LIABILITIES

As of May 31, 2021, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $215,237.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the three months ended May 31, 2021:

Strike price	$0.0660 - $0.0632
Fair value of Company common stock	$0.138 - $0.0013
Dividend yield	0.00%
Expected volatility	282.4% - 175.5%
Risk free interest rate	0.12% - 0.07%
Expected term (years)	0.64 - 0.13

During the three months ended May 31, 2021, and 2020, the Company released $0 and $167,498, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended May 31, 2021 were as follows:

Balance as of February 28, 2021	$444,466
Reduction of derivative liability due to debt settlement	(49,790)
Change in fair value of derivative liabilities	(179,439)
Balance as of May 31, 2021	$215,237

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary or Preferred Stock Activity

Series F Preferred Stock

During the three months ended May 31, 2021 Series F shareholders had the following activity:

-

40 Series C Preferred Shares and a warrant to purchase 367 Series F Preferred Shares with a five-year term and an exercise price of $1.00 were issued to an investor in exchange for amending their deferred variable payment obligation agreement as disclosed in Note 7.  The company attributed a fair value based on recent transactions for the Series F Preferred stock and warrants of $33,015,214 and recorded a loss on settlement of debt with a corresponding adjustment to paid in capital.

-	The warrant holder exercised warrant to acquire 38 Series F Preferred Shares.

-	The shareholder converted 78 Series F Preferred Shares into 316,345,908 common shares.

-

Two Series F Preferred shareholders exchanged 83 Series F Preferred Shares for two promissory notes as disclosed in point (11) and (12) in Note 11. The notes are non -interest bearing, have a one-year maturity and total $7,546,775.

Summary of Preferred Stock Warrant Activity

	Number of Series C Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2021	—	—	—
Issued	367	$1.00	5.00
Exercised	(38)	1.00	5.00
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2021	329	$1.00	4.75

Summary of Common Stock Activity

During the three months ended May 31, 2021 common shareholders had the following activity:

-	A Series C Preferred shareholder converted 78 Series F Preferred Shares for 316,345,998 common shares.

Summary of Common Stock Warrant Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2021	619,523,492	$0.0295	2.81
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2021	619,523,492	$0.0295	2.55

For the three months ended May 31, 2021 and May 31, 2020, the Company recorded a total of $0 and $0, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Option Activity

On April 9, 2021 entered into an Employment Agreement with Chief Executive Officer, Steven Reinharz with three year term under the following terms whereby stock option awards will be granted if certain conditions are met :

-

A stock option award (option 1) will be granted to the employee to purchase 10,000,000 shares at an exercise price of $ $0.15 per share if the trading share price of the Company reaches an average of $0.30 per share for ten days over a 30 day trading period.

-

A stock option award (option 2) will be granted to the employee to purchase 30,000,000 shares at an exercise price of $ $0.25 per share if the trading share price of the Company reaches an average of $0.50 per share for ten days over a 30 day trading period.

The fair value these two awards using a Monte Carlo method was $69,350 with a charge to stock based compensation and a corresponding charge to paid in capital.

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

In March 2021, the Company settled with former landlords for $30,000. The Company had accrued $62,552 at February 28, 2021. A gain on settlement of debt of $32,552 was recorded.

In April 2019 the principals of WeSecure filed a lawsuit against the Company in California Superior Court seeking a total of $199,358 plus attorney’s fees and damages. The total included claims for the non-payment of a balance from the sale of WeSecure assets to the Company, unpaid consulting fees payable to the two principals of WeSecure, and labor code violations. In June 2019, the parties settled all claims for $180,000, payable in 14 monthly installments, and a full release. The $122,000 balance owing at February 28, 2021 was paid in full on March 17, 2021.

The related legal costs are expensed as incurred.

Operating Lease

On December 18, 2020, the Company entered into a 15-month lease agreement for office space at 18009 Sky Park Circle Suite E, Irvine CA, 92614, commencing on December 18, 2020 through to March 31, 2022 with a minimum base rent of $3,859 per month. The Company paid a security deposit of $3,859.

On March 10, 2021, the Company entered into a 10 year lease agreement for q manufacturing facility at 10800 Galaxie Avenue, Ferndale, Michigan, 48220, commencing on May 1, 2021 through to April 30, 2031 with a minimum base rent of $15,880 per month. The base rent increase by 3% per annum commencing May 1, 2024. The Company paid a security deposit of $15,880.

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $30,064 for the three months May 31, 2021 and $3,000 for the three months May 31, 2020.

Maturity of Lease Liabilities	Operating Leases
May 31, 2022	$246,148
May 31, 2023	207,558
May 31, 2024	207,558
May 31, 2025	207,558
May 31, 2026	207,558
May 31, 2027 and after	1,020,494
Total lease payments	2,096,874
Less: Interest	(789,973)
Present value of lease liabilities	$1,306,901

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of ant default of any condition the Company would be subject to certain financial penalties. Penalties earned through May 31, 2021 have been recorded in these financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Year Ended
	May 31, 2021	May 31, 2020
Numerator:
Net income (loss) available to common shareholders	$(35,904,918)	$1,975,276

Effect of common stock equivalents
Add: interest expense on convertible debt	24,954	411,149
Add (less) loss (gain) on change of derivative liabilities	(179,439)	(2,843,491)
Net income (loss) adjusted for common stock equivalents	(36,059,403)	(457,066)

Denominator:
Weighted average shares – basic	3,489,517,478	1,537,353

Net income (loss) per share – basic	$(0.01)	$1.28

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	565,423,796
Preferred shares	—	22,379,321
Warrants	—	—
	—	587,803,117

Denominator:
Weighted average shares – diluted	3,489,517,478	589,340,470

Net income (loss) per share – diluted	$(0.01)	$(0.00)

The anti-dilutive shares of common stock equivalents for the three months ended May 31, 2021 and 2020 were as follows:

	For the Year Ended
	May 31, 2021	May 31, 2020
Convertible notes and accrued interest	14,072,341	—
Convertible Class F Preferred Shares	12,232,916,443	—
Stock options and warrants	659,523,492	2,043
Total	12,906,512,276	2,043

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16. SUBSEQUENT EVENTS

Subsequent to May 31, 2021 through to July 12, 2021:

-	warrant holder exercised a warrant to acquire 11,000,000 common shares through cashless exercise yielding 9,975,508 shares.

-	The promissory note holders denoted (11) and (12) in Note 11 exchanged $7,546,775 I in promissory notes for 116,104,232 common shares having a fair value of $7,062,620 at the time of conversion.

-

On June 22, 2021, Mr. Garett Parsons submitted his resignation as a director of our Company effective as of June 22, 2021 as a result of personal reasons. In connection with the resignation of Mr. Parsons, the Company and Mr. Parsons entered into a resignation letter agreement. Pursuant to the terms of this letter, Mr. Parsons will receive, among other things, a lump sum payment equal to $265,700 due and payable which was paid in June 2021. This amount was accrued for at May 31, 2021.Furthermore, on July 6, 2021, Mr. Parsons surrendered his 1,000,000 Class E preferred shares for cancellation by the Company as part of his resignation.

-

On July 12, 2021, the former director agreed to surrender his remaining 184 Series F preferred shares in exchange for a note payable from the Company of $4,000,160 bearing interest at 7% per annum with a 5 year term, maturing July 12, 2026.

-	On July 12, 2021 the Company and CEO amended the April 9, 2021 Employment Agreement effective July 1, 2021 whereby the following objectives and awards were added to the two existing ones:

Objective #3:	Sales in any fiscal quarter exceed the total sales in fiscal year 2021 for the first time.

Award #3:	Five hundred (500) shares of Series G preferred stock.

Objective #4:	One hundred fifty (150) devices are deployed in the marketplace.

Award #4:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #5:	Year-to-date sales at any point in fiscal year 2022 exceed One Million Dollars ($1,000,000).

Award #5:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #6:	The price per share of common stock has increased to and maintains a price of Ten Cents ($0.10) or more for ten (10) days in a thirty (30) day period.

Award #6:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #7:	The price per share of common stock has increased to and maintains a price of Twenty Cents ($0.20) or more for ten (10) days in a thirty(30) day period.

Award #7:	Five hundred (500) shares of Series G preferred stock.

Objective #8:	The RAD 3.0 products are launched into the marketplace by November 30, 2022.

Award #8:	Five hundred (500) shares of Series G preferred stock.

Objective #9:	RAD receives an order for fifty (50) units from a single customer.

Award #9:	Five hundred (500) shares of Series G preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended May 31, 2021 and May 31, 2020 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2021, as filed on June 1, 2021 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “AITX”, the “Company”, “we”, “us”, and “our” refer to Artificial Intelligence Technology Solutions Inc.

Overview

AITX was incorporated in Florida on March 25, 2010. AITX reincorporated into Nevada on February 17, 2015. AITX’s fiscal year end is February 28 (February 29 during leap year). AITX is located at 10800 Galaxie Ave., Ferndale Michigan, 48220, and our telephone number is 877-767-6268.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended May 31, 2021 and 2020

The following table shows our results of operations for the three months ended May 31, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020	Dollars	Percentage
Revenues	$560,334	$63,321	$497,013	785%

Gross profit	449,408	54,031	395,377	732%

Operating expenses	2,600,954	392,762	2,208,192	562%

Loss from operations	(2,151,546)	(338,731)	(1,812,815)	535%

Other income (expense), net	(33,753,372)	2,314,007	(36,067,379)	(1,559%	)

Net income	$(35,904,918)	$1,975,276	$(37,880,194)	(1,918%	)

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	May 31, 2021	May 31, 2020	Dollars	Percentage
Device rental activities	$125,992	$60,321	$65,671	109%
Direct sales of goods and services	434,342	3,000	431,342	14,378%
	$560,334	$63,321	$497,013	785%

Total revenue for the three-month period ended May 31, 2021 was $560,334 which represented an increase of $497,013 compared to total revenue of $63,321 for the three months ended May 31, 2020. This large increase is a result of unit sales which includes sales of new units totaling $434,342. Rental activities increased by 109% as well as the Company continues to grow its business.

Gross profit

Total gross profit for the three-month period ended May 31, 2021 was $449,408 which represented an increase of $395,377, compared to gross profit of $54,031 for the three months ended May 31, 2020. The increase resulted primarily from the increased revenues noted above. The gross profit % of 80% for the three-month period ended May 31, 2021 was slightly lower than the margin of 85% for the prior year’s corresponding period dure to the shift in sales mix.

Operating Expenses

	Period		Change
	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020	Dollars	Percentage
Research and development	$634,645	$81,723	$552,922	677%
General and administrative	1,899,792	279,923	1,619,869	579%
Depreciation and amortization	37,643	28,116	9,527	34%
Operating lease cost	28,874	3,000	25,874	862%
Operating expenses	$2,600,954	$392,762	$2,208,192	562%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended May 31, 2021 and May 31, 2020, were $2,600,954 and $392,762, respectively. The overall increase of $2,208,192 was primarily attributable to the following changes in operating expenses of:

●

General and administrative expenses increased by $1,619,869. In comparing the three months ended May 31, 2021 and May 31, 2020 this significant increase was primarily due to increases in production supplies by $196,219, professional fees by $489,255, wages and salaries $349,717, subcontractor fees $142,108, stock based compensation $69,350, duty and freight $61,043, office expenses $56,279, travel $40,267 and advertising $25,879 with the remaining increase distributed amongst other G&A accounts. These large increases may be explained due to the large ramp up in costs this quarter to operate the new manufacturing facility, the hiring of 18 additional full-time employees and the termination costs of the former director (see Note 16). In addition, the expenses of the prior year’s corresponding quarter were also much lower due to the Covid 19 pandemic and the limited cash available at that time.

●	Research and development increased by $552,922 due to funding development of new products as well as upgrades of existing products.

●	Depreciation and amortization increased by $9,527 due to increases in fixed assets and revenue earning devices.

●

Operating lease cost and rent increased by $25,874 due to the two new leases including one month of the new manufacturing facility for the three months ended May 31, 2021 as compared to a month-to-month lease of office space for the three months ended May 31, 2020.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments and interest. Other income (expense) during the three months ended May 31, 2021 and May 31, 2020, was ($33,753,372) and $2,314,007, respectively. The $36,067,379 decrease in other income was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt.

●

In comparing the three months ended May 31, 2021 and the three months ended May 31, 2020, the change in fair value of derivative liabilities decreased by $2,664,052 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period as well as the significant reduction in convertible debt and accrued interest that occurred at the end of fiscal 2021.

●

Interest expense increased by $418,966 due to a significant increase loan payable, most significantly a new $6 million loan, and the approximately $7M in loans from the Series F preferred share exchange.

●

Loss on settlement of debt was $32,984,361 the quarter ended May 31, 2021 and nil in the prior year’s quarter. The amendment of the deferred variable payment obligation referred to in Note 7 led to a $33,015,215 loss which was partially offset by gains from accrued liabilities settlements. This loss on settlement of debt is  non-cash and has no effect on the cash flows of the Company.

Net incomes

We had a net loss of $35,904,918 for the three months ended May 31, 2021, compared to net income of $1,975,276 for the three months ended May 31, 2020. The change is primarily the result of the loss on settlement in the three months ended May 31, 2021 as well as the change in the fair value of the derivative liabilities and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended May 31, 2021, we have generated revenue and are trying to achieve positive cash flows from operations.

As of May 31, 2021, we had a cash balance of $2,948,210, accounts receivable of $565,431,device parts inventory  of $247,671 and $10,891,007 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	May 31, 2021	February 28, 2021
Current assets	$3,841,312	$1,207,033
Current liabilities(1)	10,891,007	4,410,710
Working capital	$(7,049,695)	$(3,203,677)

__________

(1)

As of May 31, 2021 and February 28, 2021, current liabilities included approximately $0.24 million and $0.44 million, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of May 31, 2021 and February 28, 2021, we had a cash balance of $2,948,210 and $1,044,418, respectively.

Summary of Cash Flows

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020
Net cash used in operating activities	$(3,040,776)	$(271,832)
Net cash used in investing activities	$(31,242)	$(4,638)
Net cash provided by financing activities	$4,975,810	$272,992

Net cash used in operating activities.

Net cash used in operating activities for the three months ended May 31, 2021 was $3,040,776, which included a net loss of $35,904,918, non-cash activity such as the loss on settlement of debt of $32,984,361, revenue earning device sold and expensed in cost of sales $3,411, reduction of right of use asset of $ 15,822, accretion of lease liability $13,052,stock based compensation of $69,350, change in fair value of derivative liabilities of ($179,439), change in operating assets of $478,088, amortization of debt discount of $317,269, increase in related party accrued payroll and interest of $80,760 and depreciation and amortization of $37,643 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the three months ended May 31, 2021 was $15,362, which was the purchase of fixed assets and $15,880 paid for a security deposit.

Net cash provided by financing activities.

Net cash provided by financing activities was $4,975,810 for the three months ended May 31, 2021. This consisted of proceeds from loans payable of $5,426,146, reduced by net repayments from loan payable – related party of $121,147, settlement of convertible debt $65,000, and repayments on loans payable of $264,189.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2021 filed with the SEC on June 1, 2021.

Related Party Transactions

For the three months ended May 31, 2021, the Company repaid net advances of $121,147 from its loan payable-related party. For the three months ended May 31, 2020 the Company repaid net advances of $21,726. At May 31, 2021, the loan payable-related party was $885,417 and $904,806 at February 28, 2021. Included in the balance due to the related party at May 31, 2021 is $843,323 of deferred salary and interest, $702,000 of which bears interest at 12%. At February 28, 2021, included in the balance due to the related party is $883,710 of deferred salary and interest, $642,000 of which bears interest at 12%. The accrued interest included in loan at May 31, 2021 and May 31, 2020 was $138,858 and $50,730, respectively.

During the three months ended May 31, 2021 and 2020, the Company was charged $478,951 and $50,695, respectively for consulting fees for research and development to a company partially owned by a principal shareholder during the three months ended May 31, 2021 and another company fully owned by a principal shareholder during the three months ended May 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of May 31, 2021, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Change in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2019 the principals of WeSecure filed a lawsuit against the Company in California Superior Court seeking a total of $199,358 plus attorney’s fees and damages. The total included claims for the non-payment of a balance from the sale of WeSecure assets to the Company, unpaid consulting fees payable to the two principals of WeSecure, and labor code violations. In June 2019, the parties settled all claims for $180,000, payable in 14 monthly installments, and a full release. The $122,000 balance owing at February 28, 2021 was paid in full on March 17, 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Amendment No. 1 to Reinharz Employment Agreement (3)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer. (3)

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer. (3)

32.1	Section 1350 Certification of principal executive officer. (3)

32.2	Section 1350 Certification of principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3)

__________

(1)	Incorporated by reference to our Form 10-KT file with the Securities and Exchange Commission on March 12, 2018.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 4, 2010.

(3)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artificial Intelligence Technology Solutions Inc.

Date: July 14, 2021	BY: /s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: July 14, 2021	BY: /s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)