Form 10-Q
period 2021-08-31
Artificial Intelligence Technology Solutions Inc.
filed 2021-10-19
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,088,504,043 shares of common stock were issued and outstanding as of October 15, 2021.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2021 (Unaudited)	February 28, 2021*
ASSETS
Current assets:
Cash	$2,395,389	$1,044,418
Accounts receivable, net of allowance	186,435	98,544
Prepaid expenses	269,614	—
Deposits on inventory	278,427	—
Device parts inventory	488,296	64,071
Total current assets	3,618,161	1,207,033
Operating lease asset	1,280,039	47,753
Revenue earning devices, net of accumulated depreciation of $303,143 and $226,459, respectively	475,957	273,714
Fixed assets, net of accumulated depreciation of $33,032 and $67,113, respectively	57,785	34,994
Security deposit	19,739	3,859
Total assets	$5,451,681	$1,567,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$841,443	$1,373,838
Advances payable	1,594	1,594
Balance owed WeSecure	—	122,000
Customer deposits	10,000	10,500
Current operating lease liability	94,610	43,894
Current portion of deferred variable payment obligation	246,035	91,587
Current portion of convertible notes payable, net of discount of $0 and $697,276 respectively	3,500	196,224
Incentive compensation plan payable	1,022,000	—
Loan payable - related party	910,095	904,806
Current portion of loans payable, net of discount of $8,735,256 and $0, respectively	2,558,698	944,614
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	516,364	238,665
Derivative liability	7,299	444,466
Total current liabilities	6,250,160	4,410,710
Non-current operating lease liability	1,185,429	3,859
Loans payable, net of discount of $951,226 and $2,510,994 respectively	12,577,919	8,867,998
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	1,172,970	303,473
Total liabilities	23,711,478	16,111,040

Commitments and Contingencies

Stockholders’ deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at August 31, 2021 and February 28, 2021, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 4,350,000 shares issued and outstanding, respectively	3,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,532 and 2,799 shares issued and outstanding, respectively	2,532	2,799
Series G Preferred Stock, $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at August 31, 2021 and February 28, 2021, respectively	—	—
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 3,995,271,111 and 3,229,426,884 shares issued and outstanding, respectively	39,953	32,294
Additional paid-in capital	53,779,343	16,764,554
Preferred stock to be issued	174,070	174,070
Accumulated deficit	(72,259,045)	(31,521,754)
Total stockholders’ deficit	(18,259,797)	(14,543,687)
Total liabilities and stockholders’ deficit	$5,451,681	$1,567,353

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Revenues	$141,572	$76,082	$701,906	$139,403

Cost of Goods Sold	41,954	36,011	152,880	45,301

Gross Profit	99,618	40,071	549,026	94,102

Operating expenses:
Research and development	699,292	108,678	1,333,937	190,401
General and administrative	2,590,920	564,078	4,490,712	844,001
Depreciation and amortization	47,691	30,360	85,334	58,476
Operating lease cost and rent	75,212	4,300	104,086	7,300
(Gain) loss on disposal of fixed assets	(29,125)	553	(29,125)	553
Total operating expenses	3,383,990	707,969	5,984,944	1,100,731

Loss from operations	(3,284,372)	(667,898)	(5,435,918)	(1,006,629)

Other income (expense), net:
Change in fair value of derivative liabilities	193,063	(7,170,785)	372,502	(4,327,294)
Interest expense	(1,813,773)	(1,179,558)	(2,762,223)	(1,709,042)
Gain (loss) on settlement of debt	72,709	—	(32,911,652)	—
Total other expense net	(1,548,001)	(8,350,343)	(35,301,373)	(6,036,336)

Net loss	$(4,832,373)	$(9,018,241)	$(40,737,291)	$(7,042,965)

Net loss per share - basic	$(0.00)	$(0.04)	$(0.01)	$(0.07)
Net loss per share - diluted	$(0.00)	$(0.04)	$(0.01)	$(0.07)

Weighted average common share outstanding - basic	3,890,453,905	200,780,577	3,689,985,691	101,158,965

Weighted average common share outstanding - diluted	3,890,453,905	200,780,577	3,689,985,691	101,158,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 29, 2020	4,350,000	$4,350	3,450	$177,520	418,415	$4	$4,334,564	$(25,622,843)	$(21,106,405)
Adjustment to derivative liability	—	—	—	—	—	—	167,497	—	167,497
Common stock issued for debt conversion	—	—	—	—	6,068,336	61	159,597	—	159,658
Rounding shares	—	—	—	—	9	—	—	—	—
Net income	—	—	—	—	—	—	—	1,975,276	1,975,276
Balance at May 31, 2020	4,350,000	$4,350	3,450	$177,520	6,486,760	$65	$4,661,658	$(23,647,567)	$(18,803,974)
Contributed Capital	—	—	—	—	—	—	(11,508)	—	(11,508)
Adjustment to derivative liability	—	—	—	—	—	—	1,560,733	—	1,560,733
Common stock issued for debt conversion	—	—	—	—	523,543,455	5,235	1,916,719	—	1,921,954
Cancellation of Series F Preferred Shares	—	—	(816)	(816)	—	—	816	—	—
Net income	—	—	—	—	—	—	—	(9,018,241)	(9,018,241)
Balance at August 31, 2020	4,350,000	$4,350	2,634	$176,704	530,030,215	$5,300	$8,128,418	$(32,665,808)	$(24,351,036)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2021	4,350,000	$4,350	2,799	$176,869	3,229,426,884	$32,294	$16,764,554	$(31,521,754)	$(14,543,687)
Series F preferred shares and warrants issued with deferred variable payment obligation amendment agreement	—	—	40	40	—	—	33,015,174	—	33,015,214
Series F preferred shares cancelled in exchange for promissory notes	—	—	(83)	(83)	—	—	(6,732,752)	—	(6,732,835)
Series F preferred shares issued on exercise of warrants	—	—	38	38	—	—	(38)	—	—
Series F preferred shares converted to common shares	—	—	(78)	(78)	316,345,998	3,164	(3,086)	—	—
Warrants issued as part of a debt issuance	—	—	—	—	—	—	4,749,006	—	4,749,006
Stock based compensation	—	—	—	—	—	—	69,350	—	69,350
Net income	—	—	—	—	—	—	—	(35,904,918)	(35,904,918)
Balance at May 31 2021	4,350,000	$4,350	2,716	$176,786	3,545,772,882	$35,458	$47,862,208	$(67,426,672)	$(19,347,870)
Adjustment to derivative liability	—	—	—	—	—	—	422,272	—	422,272
Common stock issued for debt conversion	—	—	—	—	31,042,436	310	898,395	—	898,705
Stock based compensation on issuable shares	—	—	—	—	2,100,000	21	109,179	—	109,200
Exercise of warrants	—	—	—	—	300,251,561	3,003	(3,003)	—	—
Exchange of debt for common shares	—	—	—	—	116,104,232	1,161	6,454,235	—	6,455,396
Relative fair value of warrants issued with debt	—	—	—	—	—	—	2,035,033	—	2,035,033
Cancellation of Series E preferred shares	(1,000,000)	(1,000)	—	—	—	—	1,000	—	—
Exchange of Series F preferred shares for debt	—	—	(184)	(184)	—	—	(3,999,976)	—	(4,000,160)
Net income	—	—	—	—	—	—	—	(4,832,373)	(4,832,373)
Balance at August 31 2021	3,350,000	$3,350	2,532	$176,602	3,995,271,111	$39,953	$53,779,343	$(72,259,045)	$(18,259,797)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31, 2021	Six Months Ended August 31, 2020
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(40,737,291)	$(7,042,965)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	85,334	58,476
Revenue earning device sold and expensed in cost of sales	3,255	—
Bad debts expense	2,022	—
Reduction of right of use asset	42,684	—
Accretion of lease liability	49,656	—
(Gain) loss on disposal of fixed assets	(29,125)	553
Stock based compensation	1,200,550	—
Change in fair value of derivative liabilities	(372,502)	4,327,294
Interest expense related to penalties from debt defaults	—	445,277
Amortization of debt discounts	1,395,799	156,525
(Gain) loss on settlement of debt	32,911,652	—
Increase in related party accrued payroll and interest	162,438	143,368
Changes in operating assets and liabilities:
Accounts receivable	(89,913)	(1,507)
Prepaid expenses	(269,614)	—
Deposits on inventory	(278,427)	—
Device parts inventory	(706,562)	—
Accounts payable and accrued expenses	(586,886)	(53,100)
Accrued expense -related party	(38,807)	(2,955)
Customer deposits	(500)	—
Operating lease liabilities	(92,340)	—
Current portion of deferred variable payment obligation for payments	154,448	19,815
Balance owed WeSecure	(122,000)	(13,000)
Accrued interest payable	1,219,151	1,058,845
Net cash used in operating activities	(6,096,978)	(903,374)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(32,162)	(51,731)
Proceeds on disposal of fixed assets	30,000	1,000
Cash paid for security deposit	(15,880)	—
Net cash used in investing activities	(18,042)	(50,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from deferred variable payment obligation	—	966,000
Proceeds from loans payable	7,926,146	349,015
Repayment of loans payable	(276,813)	(113,752)
Cash acquired on consolidation of RAD G	—	(284)
Repayment of convertible debt	(65,000)	—
Net borrowings (repayments) on loan payable - related party	(118,342)	(75,328)
Net cash provided by financing activities	7,465,991	1,125,651

Net change in cash	1,350,971	171,546

Cash, beginning of period	1,044,418	13,307

Cash, end of period	$2,395,389	$184,853

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$109,864	$1,589
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Right of use asset for operating lease liability	$1,275,970	$—
Transfer from device parts inventory to revenue earning devices	$282,337	$—
Net assets on consolidation of RAD G	$—	$11,508
Conversion of convertible notes and interest to shares of common stock	$898,705	$2,081,612
Release of derivative liability on conversion of convertible notes payable	$422,272	$1,728,231
Derivative debt discount on re-valuation on loan amendment	$438,835	$—
Exchange of notes payable for Series F preferred shares	$6,732,835	$—
Discount applied to face value of loans	$6,162,945	$—
Warrants issued as part of debt	$6,784,039	$—
Exercise of warrants	$3,003	$—
Series F preferred shares issued for debt	$4,000,160	$—
Cancellation of Series E preferred shares	$1,000	$—
Series F preferred shares converted to common shares	$3,086	$—
Series F preferred shares issued on exercise of warrants	$38	$—

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

For the six months ended August 31, 2021, the Company had negative cash flow from operating activities of $(6,096,978). As of August 31, 2021, the Company has an accumulated deficit of $(72,259,045), and negative working capital of $2,631,999. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on June 1, 2021. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group, Inc., and Robotic Assistance Devices Mobile, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended August 31, 2021 are not necessarily indicative of the results that may be expected for the entire year.

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

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $26,890 and $24,868 provided as of August 31, 2021 and February 28, 2021, respectively.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of both August 31, 2021 and February 28, 2021 there was no valuation reserve.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At August 31, 2021 and February 28, 2021, the Company had no deferred development costs.

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

Sales of Future Revenues

The Company has entered into transactions, as more fully described in footnote 8, in which it has received funding from investors in exchange for which it will make payments to those investors based on the level of sales of certain revenue categories, generally based on a percentage of sales for those certain revenues. The Company determines whether these agreements constitute sales of future revenues or are in substance debt based on the facts and circumstances of each agreement, with the following primary criteria determinative of whether the agreement constitutes a sale of future revenues or debt:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
August 31, 2021
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$7,299	$—	$—	$7,299

February 28, 2021
Liabilities
Derivative liability – conversion features pursuant to convertible notes payable	$444,466	$—	$—	$444,466

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

Recently Issued Accounting Pronouncements

Accounting for Income Taxes

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021, with early adoption permitted. The Company does not expect any material impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended August 31, 2021	Six Months Ended August 31, 2021
Device rental activities	$123,375	$218,081
Direct sales of goods and services	18,197	483,825
	$141,572	$701,906

	Three Months Ended August 31, 2020	Six Months Ended August 31, 2020
Device rental activities	$73,082	$130,203
Direct sales of goods and services	3,000	9,200
	$76,082	$139,403

5. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	August 31, 2021	February 28, 2021
Revenue earning devices	$779,100	$500,173
Less: Accumulated depreciation	(303,143)	(226,459)
	$475,957	$273,714

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended August 31, 2021, the Company made total additions through inventory transfers to revenue earning devices of $282,337. During the six months ended August 31, 2020, the Company made total additions to revenue earning devices of $47,094.

During the six months ended August 31, 2021 the Company sold a revenue earning device having a net book value of $3,255 for revenues of $30,600 and included the $3,255 in cost of goods sold.

Depreciation expense was $43,834 and $76,839 for the three and six months ended August 31, 2021, respectively, and $24,820 and $47,461 for the three and six months ended August 31, 2020, respectively.

6. FIXED ASSETS

Fixed assets consisted of the following:

	August 31, 2021	February 28, 2021
Vehicles	$44,243	$70,896
Demo devices	3,670	3,670
Computer equipment	36,742	23,399
Office equipment	6,162	4,142
	90,817	102,107
Less: Accumulated depreciation	(33,032)	(67,113)
	$57,785	$34,994

During the three months and six months ended August 31, 2021 the Company made additions of $16,800 and $32,162, respectively. During both the three months and six months ended August 31, 2020 the Company made additions of $4,638.

During the six months ended August 31, 2021 the Company sold a vehicle having a net book value of $875 for fair value proceeds of $30,000 and recorded a gain on disposal of fixed assets of $29,125.

During the six months ended August 31, 2020, the Company disposed of office equipment having an original cost of $3,550 and a net book value of $1,553 for $1,000 in proceeds and recorded a $553 loss on disposal of fixed assets.

Depreciation expense was $3,857 and $8,495 for the three and six months ended August 31, 2021, respectively, and $5,540 and $11,015 for the three and six months ended August 31, 2020, respectively.

7. LEASES

We lease certain warehouses and office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we did not combine lease and non-lease components.

Most leases include one or more options to renew, with renewal terms that can extend the lease term by 10 years or more. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Below is a summary of our lease assets and liabilities at August 31, 2021 and February 28, 2021.

Leases	Classification	August 31, 2021	February 28, 2021
Assets
Operating	Operating Lease Assets	$1,280,039	$47,753
Liabilities
Current
Operating	Current Operating Lease Liability	$94,610	$43,894
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	1,185,429	3,859
Total lease liabilities		$1,280,039	$47,753

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 10% based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term is 9.5 years.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $75,212 and $104,086 for the three and six months ended August 31, 2021, respectively, and $4,300 and $7,300 for the three and six months ended August 31, 2020, respectively.

8. DEFERRED VARIABLE PAYMENT OBLIGATION

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of August 31, 2021, the Company has not yet completed its assessment of the likely cash flows under these agreements, and thus, has not yet determined the effective interest rate under these agreements. The Company expects to have completed its analysis of the expected cash flows prior to the filing of the year end February 28, 2023 filing. As of August 31, 2021, and February 28, 2021, the balances under these agreements were $2,525,000 and $2,525,000, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended August 31, 2021, the Company has received $0 related to the deferred payment obligation as the balance remains $2,525,000 at August 31, 2021. For the year ended February 28, 2021, $966,000 has been paid to the Company bringing the balance to $2,525,000 at February 28, 2021.

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of August 31, 2021, the Company has accrued $246,035 in Payments (February 28, 2021 -$91,857). No amounts have been recorded to date as interest on Payments, as the amounts are immaterial.

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		August 31,	February 28,
Issued	Maturity	Rate	Rate per Share		2021	2021
July 18, 2016	July 18, 2017*	10%	$0.003	(2)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(1)	—	65,000
January 19, 2021	January 19, 2022	12%	$0.04		—	275,000
January 27,2021	January 27, 2022	10%	$0.10	(3)	—	550,000
					3,500	893,500

Less: current portion of convertible notes payable					(3,500)	(893,500)
Less: discount on noncurrent convertible notes payable					—	—
Noncurrent convertible notes payable, net of discount					$—	$—

Current portion of convertible notes payable					$3,500	$893,500
Less: discount on current portion of convertible notes payable					—	(697,276)
Current portion of convertible notes payable, net of discount					$3,500	$196,224

__________

*	The indicated note was in default as of August 31, 2021. Default interest rate 22%

(1)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(2)	The conversion price is not subject to adjustment from forward or reverse stock splits.

(3)	The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall be equal to $0.10 per share (the “Fixed Conversion Price”); provided, however, that if, the lowest traded price on the date six (6) months from the issue date hereof is below the Fixed Conversion Price, and no default exists, the conversion shall be $0.05 (the “Alternative Fixed Conversion Price”) provided, further, that upon any Event of Default (as defined herein) after the Issue Date, the Conversion Price shall equal the lower of (i) $0.03 (the “Default Fixed Conversion Price”); or (ii) seventy percent (70%) multiplied by the lowest closing price of the Common Stock during the fifteen (15) consecutive Trading Day period immediately preceding the date of the respective event of default (the “Default Conversion Price”);

During both the three months ended August 31, 2021 and 2020, the Company incurred original issue discounts of $0, and debt discounts from derivative liabilities of $438,835 and $0, respectively related to new or re-valued convertible notes payable. During the three months ended August 31, 2021 and 2020, the Company recognized interest expense related to the amortization of debt discount of $694,855 and $35,551, respectively. The Company recorded penalty interest of $0 and $445,277 during the three months ended August 31, 2021 and August 31, 2020, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During both the six months ended August 31, 2021 and 2020, the Company incurred original issue discounts of $0 and debt discounts from derivative liabilities of $438,835 and $0, respectively related to new or re-valued convertible notes payable. During the six months ended August 31, 2021and 2020, the Company recognized interest expense related to the amortization of debt discount of $775,986 and $94,675, respectively. The Company recorded penalty interest of $0 and $445,277 during the six months ended August 31, 2021 and August 31, 2020, respectively.

All the notes above are unsecured. As of August 31, 2021 and February 28, 2021, the Company had total accrued interest payable of $27,302 and $49,764, respectively, all of which is classified as current.

During the six months ended August 31, 2021, the Company also had the following convertible note activity:

●	the Company amended the January 27, 2021 agreement with the lender whereby the conversion rate was changed from $0.10 to $0.03 as a result of a dilutive issuance. This resulted a derivative discount of $438,835 and a loss on extinguishment of $360,125.

●

holders of certain convertible notes payable elected to convert a total of $825,000 of principal and $71,955 accrued interest, and $1,750 of fees into 31,042,436 shares of common stock. No gain or loss was recognized on conversions as these conversions occurred within the terms of the agreement that provided for conversion.

●	the conversion rate of the January 19, 2021 note included above was reduced to $0.027 due to the dilutive issuance provision in the January 19, 2021 agreement.

10. RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2021, the Company repaid net advances of $118,342 from its loan payable-related party. For the six months ended August 31, 2020 the Company repaid net advances of $75,328. At August 31, 2021, the loan payable-related party was $910,095 and $904,806 at February 28, 2021. Included in the balance due to the related party at August 31, 2021 is $925,001 of deferred salary and interest, $762,000 of which bears interest at 12%. At February 28, 2021, included in the balance due to the related party is $883,710 of deferred salary and interest, $642,000 of which bears interest at 12%. The accrued interest included in loan at August 31, 2021 and August 31, 2020 was $160,536 and $80,410, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer in Note 14, the Company accrued $1,022,000 of stock-based compensation with a corresponding adjustment to incentive compensation plan payable due to the vesting cost of the equity awards. These awards are payable through the issuance of Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. The Company will classify these awards granted as Series G Preferred Shares as a liability accordingly because of those terms.

During the three and six months ended August 31, 2021 the Company was charged $1,041,788 and $562,837, respectively in consulting fees for research and development to a company partially owned by a principal shareholder During the three and six months ended August 31, 2020, the Company was charged $61,121 and $111,816, respectively for consulting fees for research and development to a company owned by a principal shareholder.

11. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2021 and February 29, 2020. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of August 31, 2021 and February 28, 2021, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. LOANS PAYABLE

Loans payable at August 31, 2021 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000	25%	*
August 10, 2018	September 1, 2018	Promissory note	(4)	—	25%
August 16, 2018	August 16, 2019	Promissory note	(1)	—	25%
August 16, 2018	October 1, 2018	Promissory note	(4)	—	25%
October 11, 2018	October 11, 2019	Promissory note	(7)	17,000	20%	*
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432	15%	*
January 24, 2019	January 24, 2021	Loan	(8)	194,803	11%	*
May 9, 2019	June 30, 2019	Promissory note	(5)	7,850	15%	*
May 31, 2019	June 30, 2019	Promissory note	(6)	86,567	15%	*
June 26, 2019	June 26, 2020	Promissory note	(9)	79,104	15%	*
September 24, 2019	June 24, 2020	Promissory note	(13)	12,000	15%	*
January 30, 2020	January 30, 2021	Promissory note	(15)	11,000	15%	*
February 27, 2020	February 27, 2021	Promissory note	(16)	5,000	15%	*
April 16, 2020	April 16, 2021	Promissory note	(17)	13,000	15%	*
May 12, 2020	May 12, 2021	Promissory note	(18)	43,500	15%	*
May 22, 2020	May 22, 2021	Promissory note	(19)	85,000	15%	*
June 2, 2020	June 2, 2021	Promissory note	(23)	62,000	15%	*
June 9, 2020	June 9, 2021	Promissory note	(24)	31,000	15%	*
June 12, 2020	June 12, 2021	Promissory note	(25)	50,000	15%	*
June 16, 2020	June 16, 2021	Promissory note	(26)	42,000	15%	*
April 3, 2020	April 3, 2021	Promissory note	(20)	27,697	20%	*
August 13, 2020	August 13, 2021	Promissory note	(22)	—	20%
September 8, 2020	September 8, 2021	Promissory note	(27)	—	20%
September 15, 2020	September 15, 2022	Promissory note	(28)	300,000	10%
October 6, 2020	March 6, 2023	Promissory note	(29)	150,000	12%
November 12, 2020	November 12, 2023	Promissory note	(30)	110,000	12%
November 23, 2020	October 23, 2022	Promissory note	(31)	65,000	15.5%
November 23, 2020	November 23, 2023	Promissory note	(32)	300,000	15%
December 10, 2020	December 10, 2023	Promissory note	(33)	82,500	12%
December 10, 2020	December 10, 2023	Promissory note	(34)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(35)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(36)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(37)	310,375	12%
December 14, 2020	December 14, 2023	Promissory note	(38)	—	12%
December 30, 2020	December 30, 2023	Promissory note	(39)	350,000	12%
December 31, 2021	December 31, 2024	Promissory note	(40)	25,000	12%
December 31, 2021	December 31, 2024	Promissory note	(41)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(42)	550,000	12%
February 22, 2021	February 22, 2022	Promissory note	(43)	1,650,000	12%
March 1, 2021	March 1, 2022	Promissory note	(10)	6,000,000	12%
March 23, 2021	March 23, 2022	Promissory note	(11)	—	0%
March 23, 2021	March 23, 2022	Promissory note	(12)	—	0%
June 8, 2021	June 8, 2022	Promissory note	(44)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(45)	4,000,160	7%
				$24,823,099
Less current portion of loans payable				(11,293,954)
Less discount on loans payable				(951,226)
Loans payable				$12,577,919

Current portion of loans payable				$11,293,954
Less discount on loans payable				(8,735,256)
Current portion of loans payable, net of discount				$2,558,698

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

*	Note is in default. No notice has been given by the note holder.

(1)	Repayable in 12 monthly instalments of $2,376 commencing September 16 ,2018 and secured by revenue earning devices having a net book value of at least $25,000. The loan has been fully repaid.

(2)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882.

(3)	Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of at least $48,000. No repayments have been made by the Company and no notices have been received.

(4)	$20,000 loan repaid during the quarter ended May 31, 2021.

(5)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567.

(7)	$6,000 repaid during the year ended February 29, 2020.

(8)	$257,000 Canadian loan. Interest payable every calendar quarter commencing June 30, 2019, if unpaid accrued interest to be paid at maturity. An additional interest amount calculated as 4% of RAD revenues from SCOT rentals for the fiscal years 2020 and 2021 shall be payable March 31, 2020 and March 31, 2021, respectively. Secured by a general security charging all of RAD’s present and after-acquired property in favor of the lender on a first priority basis subject to the following: the lender’s security in this respect shall be postponeable to security in favor of institutional financing obtained by RAD. Additional funding of $26,146 during the quarter ended May 31, 2021.

(9)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104.

(10)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,0000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 14. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749.005 with a corresponding adjustment to paid in capital for the relative value of the warrant. For the three months and six months ended August 31, 2021, the Company recorded amortization expense of $190,438 and $228,363, respectively with an unamortized discount of $5,120,643 at August 31, 2021.

(11)	In exchange for 28 Series F preferred shares, the Company issued a noninterest bearing unsecured loan for $2,545,900. A fair value of the loan of $2,267,768 was determined with a debt discount off $278,132. For the three months and six months ended August 31, 2021, the Company recorded amortization expense of $1,524 and $54,102, respectively with an unamortized discount of $0 at August 31, 2021. On June 2, 2021 the Company exchanged the $2,545,900 debt having a net book value of $2,321,870 for 39,167,693 common shares having a fair value of $2,177,724. The Company recorded a gain on settlement of debt of $144,146.

(12)	In exchange for 55 Series F preferred shares, the Company issued a noninterest bearing unsecured loan for $5,000,875. A fair value of the loan of $4,465,067 was determined with a debt discount off $535,808. For the three months and six months ended August 31, 2021, the Company recorded amortization expense of $2,936 and $107,162, respectively with an unamortized discount of $0 at August 31, 2021. On June 2, 2021 the Company exchanged the $5,000,875 debt having a net book value $4,572,229 for 76,936,539 common shares having a fair value of 4,277,672. The Company recorded a gain on settlement of debt of $294,557.

(13)	The note may be pre-payable at any time. The note balance includes an original issue discount of $3,000.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)	The note may be pre-payable at any time. The note balance includes an original issue discount of $2,450.

(16)	The note may be pre-payable at any time. The note balance includes an original issue discount of $1,200.

(17)	The note may be pre-payable at any time. The note balance includes an original issue discount of $3,850.

(18)	The note may be pre-payable at any time. The note balance includes an original issue discount of $8,000.

(19)	The note may be pre-payable at any time. The note balance includes an original issue discount of $15,000.

(20)	$ 40,000 CDN loan, both principal and interest are due at maturity, if unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share.

(21)	Principal repayable in one year. Interest repayable in 10 monthly instalments of $460 commencing January 11, 2019 and secured by revenue earning devices having a net book value of at least $186,000. $25,000 repaid during the year. Repaid in full.

(22)	$ 60,000 CDN loan, principal is due at maturity, interest is payable commencing the third month after the loan over the remaining 10 months. If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share. Total loan of $44,183 (in $USD) and related accrued interest paid during the quarter ended May 31, 2021.

(23)	The note may be pre-payable at any time. The note balance includes an original issue discount of $12,000.

(24)	The note may be pre-payable at any time. The note balance includes an original issue discount of $6,000.

(25)	The note may be pre-payable at any time. The note balance includes an original issue discount of $10,000.

(26)	The note may be pre-payable at any time. The note balance includes an original issue discount of $7,000.

(27)	$10,000 CDN loan, principal is due at maturity, interest is payable monthly commencing the third month after the loan over the remaining 10 months. If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share. Total loan of $7,381 (in $USD) and related accrued interest paid during the quarter ended May 31, 2021.

(28)	The note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Interest payable monthly, principal due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property.

(29)	Principal and interest repayable in 28 monthly instalments commencing December 6, 2020, the first 6 months at $2,000 per month, the remaining 22 payments at $ 8,500 per month. Secured by revenue earning devices.

(30)	The note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 and was issued with a warrant to purchase 70,000,000 shares at an exercise price of $0.00165 per share, with a 3-year term and having a relative fair value of $41,176. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $41,176 with a corresponding adjustment to paid in capital. For the three months and six months ended August 31, 2021, the Company recorded amortization expense of $2,860 and $$5,470, respectively with an unamortized discount of $42,859 at August 31, 2021.

(31)	Principal and interest repayable in 21 monthly instalments commencing December 6, 2020 of $4,060 commencing February 21, 2021. Secured by revenue earning devices.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(32)	The note may be pre-payable at any time. The note balance includes an original issue discount of $25,000 and was issued with a warrant to purchase 230,000,000 shares at an exercise price of $0.00165 per share with a 3-year term and having a relative fair value of $125,814. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $125,814 with a corresponding adjustment to paid in capital for the relative value of the warrant. For the three months and six months ended August 31, 2021, the Company recorded amortization expense of $7,999 and $15,244, respectively with an unamortized discount of $128,556 at August 31, 2021.

(33)	The note may be pre-payable at any time. The note balance includes an original issue discount of 7,500 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.002 per share with a 3-year term and having a relative fair value of $54,545. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $54,545 with a corresponding adjustment to paid in capital for the relative value of the warrant. For the three months and six months ended August 31, 2021, the Company recorded amortization expense of $2,207 and $4,051, respectively with an unamortized discount of $56,519 at August 31, 2021.

(34)	This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(35)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(36)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(37)	This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(38)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $100,000 in convertible notes and associated accrued interest of $37,589 totaling $137,589 was exchanged for this promissory note of $192,625. Loan fully repaid at May 31,2021.

(39)	The note may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three months and six months ended August 31, 2021, the Company recorded amortization expense of $5,652 and $9,927, respectively with an unamortized discount of $294,203 at August 31, 2021.

(40)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(41)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(42)	The note may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the three months and six months ended August 31, 2021, the Company recorded amortization expense of $12,879 and $23,458, respectively with an unamortized discount of $401,998 at August 31, 2021.

(43)	The note may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three months and six months ended August 31, 2021, the Company recorded amortization expense of $16,039 and $27,595 with an unamortized discount of $1,464,983 at August 31, 2021.

(44)	The note may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033 using Black-Scholes with assumptions described in note 14. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. For the three months and six months ended August 31, 2021, the Company recorded amortization expense of $135,404 with an unamortized discount of $2,149,630 at August 31, 2021.

(45)	This loan was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured.

13. DERIVATIVE LIABILITIES

As of August 31, 2021, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $7,299.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the three months ended August 31, 2021:

Strike price	$0.04 - $0.026
Fair value of Company common stock	$0.6320 - $0.4285
Dividend yield	0.00%
Expected volatility	125.3% - 107.7%
Risk free interest rate	0.15% - 0.13%
Expected term (years)	0.5 - 0.32

During the three months ended August 31, 2021, and 2020, the Company released $503,500 and $1,560,733, and respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes and other debt settlements.

During the six months ended August 31, 2021, and 2020, the Company released $503,500 and $1,728,231, and respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes and other debt settlements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the three months ended August 31, 2021 were as follows:

Balance as of February 28, 2021	$444,466
Reduction of derivative liability due to debt settlement	(503,500)
Derivative discount on loan amendment	438,835
Change in fair value of derivative liabilities	(372,502)
Balance as of August 31, 2021	$7,299

14. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary of Preferred Stock Activity

Series E Preferred Stock

During the six months ended August 31, 2021 Series F shareholders had the following activity:

-	A shareholder cancelled 100 Class E shares. The company recorded an adjustment to paid in capital.

Series F Preferred Stock

During the six months ended August 31, 2021 Series F shareholders had the following activity:

-	40 Series F Preferred Shares and a warrant to purchase 367 Series F Preferred Shares with a five-year term and an exercise price of $1.00 were issued to an investor in exchange for amending their deferred variable payment obligation agreement as disclosed in Note 8. The company attributed a fair value based on recent transactions for the Series F Preferred stock and warrants of $33,015,214 and recorded a loss on settlement of debt with a corresponding adjustment to paid in capital.

-	The warrant holder exercised warrant to acquire 38 Series F Preferred Shares.

-	The shareholder above converted 78 Series F Preferred Shares into 316,345,908 common shares.

-	Two Series F Preferred shareholders exchanged 83 Series F Preferred Shares for two promissory notes as disclosed in point (11) and (12) in Note 12 on March 23, 2021. The notes are non-interest bearing, have a one-year maturity and total $7,546,775. These notes were subsequently exchanged on June 2, 2021 for a total of 116,104.232 common shares.

-	On July 12, 2021, the former director agreed to surrender his remaining 184 Series F preferred shares in exchange for a note payable from the Company of $4,000,160 bearing interest at 7% per annum with a 5 year term, maturing July 12, 2026.

-	On August 24, 2021the Series F preferred warrant holder agreed to not exercise his warrant privileges on his remaining 329 warrant shares before September 1, 2023.

 Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2021	—	—	—
Issued	367	$1.00	5.00
Exercised	(38)	$1.00	5.00
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2021	329	$1.00	4.75

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets.

Summary of Common Stock Activity

During the six months ended August 31, 2021 common shareholders had the following activity:

-	A Series F Preferred shareholder converted 78 Series F Preferred Shares for 316,345,998 common shares.

-	holders of certain convertible notes payable elected to convert a total of $825,000 of principal and $71,955 accrued interest, and $1,750 of fees into 31,042,436 shares of common stock.

-	in June 2021, lenders (see note 12) exchanged debt having a face value of $7,546,775 and a net book value of $6,894,099 for 116,104,232 common shares having a fair value of $6,455,396. A gain on settlement of debt of $438,703 was recorded.

-	the company entered into an investor relations contract whereby 2,100,000 shares are issuable as of August 31, 2021. Stock based compensation of $109,200 was recorded in the period ended August 31, 2021.

 Summary of Common Stock Warrant Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2021	619,523,492	$0.0295	2.81
Issued	470,000,000	$0.109	2.77
Exercised	(311,000,000)	$0.0003	2.23
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2021	778,523,492	$0.0875	2.51

For both the three and six months ended August 31, 2021 and August 31, 2020, the Company recorded a total of $1,200,550 and $0, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

During the six months ended August 31, 2021 warrant holders had the following activity:

-	warrant holders exercised warrants to acquire 311,000,000 shares on a cashless basis for 300,251,671 common shares with a corresponding adjustment to paid in capital.

-	in conjunction with debt disclosed in Note 12 (44), the Company issued warrants to a lender to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033 and in in conjunction with debt disclosed in Note 12 (10), the Company issued warrants to a lender to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 both using the Black-Scholes model with assumptions described below:

Strike price	$0.135 - $0.0064
Fair value of Company’s common stock	$0.146 - $0.0071
Dividend yield	0.00%
Expected volatility	411.0% - 409.5%
Risk free interest rate	0.32% - 0.27%
Expected term (years)	3.00

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Option Activity

On April 9, 2021 the Company entered into an Employment Agreement with Chief Executive Officer, Steven Reinharz with three year term under the following terms whereby stock option awards will be granted if certain conditions are met :

-	A stock option award (option 1) will be granted to the employee to purchase 10,000,000 shares at an exercise price of $ $0.15 per share if the trading share price of the Company reaches an average of $0.30 per share for ten days over a 30 day trading period.

-	A stock option award (option 2) will be granted to the employee to purchase 30,000,000 shares at an exercise price of $ $0.25 per share if the trading share price of the Company reaches an average of $0.50 per share for ten days over a 30 day trading period.

-	On July 12, 2021 the Company and CEO amended the April 9, 2021 Employment Agreement effective July 1, 2021 whereby the following objectives and awards were added to the two existing ones:

Objective #3:	Sales in any fiscal quarter exceed the total sales in fiscal year 2021 for the first time.

Award #3:	Five hundred (500) shares of Series G preferred stock.

Objective #4:	One hundred fifty (150) devices are deployed in the marketplace.

Award #4:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #5:	Year-to-date sales at any point in fiscal year 2022 exceed One Million Dollars ($1,000,000).

Award #5:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #6:	The price per share of common stock has increased to and maintains a price of Ten Cents ($0.10) or more for ten (10) days in a thirty (30) day period.

Award #6:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #7:	The price per share of common stock has increased to and maintains a price of Twenty Cents ($0.20) or more for ten (10) days in a thirty (30) day period.

Award #7:	Five hundred (500) shares of Series G preferred stock.

Objective #8:	The RAD 3.0 products are launched into the marketplace by November 30, 2022.

Award #8:	Five hundred (500) shares of Series G preferred stock.

Objective #9:	RAD receives an order for fifty (50) units from a single customer.

Award #9:	Five hundred (500) shares of Series G preferred stock.

The fair value the first two awards was obtained through the use of the Monte Carlo method was $69,350 with a charge to stock- based compensation and a corresponding charge to paid in capital. The fair value of the remaining rewards was determined by calculating the vesting amounts of each reward and totaled $1,022,000 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable.

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

Purchase Commitment

On August 15 ,2021 the Company entered into a memorandum of understanding with Ghost Robotics whereby the Company will modify and resell a Ghost Robotics (“Ghost”) product (“V50”) in development in exchange for the following:

-	the Company will pay Ghost a non refundable marketing fee of $500,000 with $100,000 payable September 1, 2021 with the remaining $400,000 to be paid in instalments of $40,000 per month over the following 10 months commencing October 1, 2021.

-	the Company will purchase $85,000 of other Ghost products for research and development purposes. This amount will be credited against future purchases of 6 V50’s that the Company will modify and resell.

-	Ghost agrees not to sell it’s V50 to three specific customers for a three-year period commencing after the first commercial sales of the V50.

-	the Company will be re-brand their modified version of the V50 and be responsible for its testing and support.

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

On March 10, 2021, the Company entered into a 10-year lease agreement for a manufacturing facility at 10800 Galaxie Avenue, Ferndale, Michigan, 48220, commencing on May 1, 2021 through to April 30, 2031 with a minimum base rent of $15,880 per month. The base rent increase by 3% per annum commencing May 1, 2024. The Company paid a security deposit of $15,880.

Maturity of Lease Liabilities	Operating Leases
August 31, 2022	$234,571
August 31, 2023	207,558
August 31, 2024	207,558
August 31, 2025	207,558
August 31, 2026	207,558
August 31, 2027 and after	968,604
Total lease payments	2,033,407
Less: Interest	(753,368)
Present value of lease liabilities	$1,280,039

Convertible Notes Payable

Certain convertible notes payable carry conditions whereby in the event of ant default of any condition the Company would be subject to certain financial penalties. Penalties earned through August 31, 2021 have been recorded in these financial statements.

15. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(4,832,373)	$(9,018,241)	$(40,737,291)	$(7,042,965)

Effect of common stock equivalents:
Add: interest expense on convertible debt	38,345	588,817	63,299	999,966
Add Penalty interest on convertible debt	—	445,277	—	445,277
Add (less) loss (gain) on change of derivative liabilities	193,063	7,170,785	372,502	4,327,294
Net income (loss) adjusted for common stock equivalents	(4,600,965)	(813,362)	(40,301,490)	(1,270,428)

Denominator:
Weighted average shares – basic	3,890,453,905	200,780,577	3,689,985,691	101,158,965

Net income (loss) per share – basic	$(0.00)	$(0.04)	$(0.01)	$(0.07)

Denominator:
Weighted average shares – diluted	3,890,453,905	200,780,577	3,689,985,691	101,158,965

Net income (loss) per share – diluted	$(0.00)	$(0.04)	$(0.01)	$(0.07)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The anti-dilutive shares of common stock equivalents for the three and six months ended August 31, 2021 and August 31, 2020 were as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Convertible notes and accrued interest	2,782,614	3,610,181,585	2,782,614	3,610,181,585
Convertible Class F Preferred shares	13,783,685,333	1,828,604,242	13,783,685,333	1,828,604,242
Stock options and warrants	818,523,492	—	818,523,492	—
Total	14,604,991,439	5,438,785,827	14,604,991,439	5,438,785,827

16. SUBSEQUENT EVENTS

Subsequent to August 31, 2021 through to October 15, 2021:

-	On September 2, 2021 the Company filed a Form S-3 statement indicating its intention to issue a public offering of shares of its securities in a prospectus for an aggregate value of $30,000,000. The prospectus describes the general terms of these securities and the general manner in which these securities will be offered. The Company will provide the specific terms of these securities in supplements to this prospectus. The prospectus supplements will also describe the specific manner in which these securities will be offered and may also supplement, update or amend information contained or incorporated by reference in this prospectus. The Company may offer these securities in amounts, at prices and on terms determined at the time of offering.

-	On September 15, 2021 the Company and GHS Investments, LLC (“the investor”) entered into a share purchase agreement whereby the investor would purchase up to $10,000,000 of the Company’s common stock over the next year. The investor would receive 112.5% of the purchased shares at a price of 90% of the lowest volume weighted average price over the five days prior to purchase date. Pursuant to this agreement the investor has so far acquired 44,193,332 common shares for net proceeds of $1,257,175.

-	On September 14, 2021 the Company entered into a promissory note for $1,650,000 with cash proceeds of $1,500,000 and an original issue discount of $150,000. The loan bears interest at 12% per annum and matures on September 14, 2024. Along with the note the lender received a warrant to purchase 250,000,000 shares of common stock at an exercise price of $0.037 per share and a three year term.

-	On September 15, 2021 the Company and White Lion Capital , LLC (“White Lion”) entered into a share purchase agreement whereby the investor would purchase up to $10,000,000 of the Company’s common stock over the next year. The purchase price of the common stock is 92% of the lowest volume weighted average price over the three days prior to purchase date. The Company will pay $3,000 for each purchase transaction to cover clearing costs. Pursuant to this agreement on October 7, 2021 the investor acquired 49,000,000 common shares for expected net proceeds of $1,182,640.

-	In September 2021 the Company repaid to its Chief Executive Officer approximately $800,000 in deferred salary and associated interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months and six months ended August 31, 2021 and August 31, 2020 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2021, as filed on June 1, 2021 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended August 31, 2021 and 2020

The following table shows our results of operations for the three months ended August 31, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period		Change
	Three Months Ended August 31, 2021	Three Months Ended August 31, 2020	Dollars	Percentage
Revenues	$141,572	$76,082	$65,490	86%
Gross profit	99,618	40,071	59,547	149%
Operating expenses	3,383,990	707,969	2,676,021	378%
Loss from operations	(3,284,372)	(667,898)	(2,616,474)	392%
Other income (expense), net	(1,548,001)	(8,350,343)	6,802,342	(81%	)
Net loss	$(4,832,373)	$(9,018,241)	$4,185,868	(46%	)

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	August 31, 2021	August 31, 2020	Dollars	Percentage
Device rental activities	$123,375	$73,082	$50,293	69%
Direct sales of goods and services	18,197	3,000	15,197	507%
	$141,572	$76,082	$65,490	86%

Total revenue for the three-month period ended August 31, 2021 was $141,572 which represented an increase of $65,490 compared to total revenue of $76,082 for the three months ended August 31, 2020. This large increase is a result of increases in rental activities and training revenue as the Company continues to grow its business.

Gross profit

Total gross profit for the three-month period ended August 31, 2021 was $99,618 which represented an increase of $59,547, compared to gross profit of $40,071 for the three months ended August 31, 2020. The increase resulted primarily from the increased revenues noted above. The gross profit % of 70% for the three-month period ended August 31, 2021 was slightly higher than the margin of 53% for the prior year’s corresponding period due to the shift in sales mix, specifically higher training revenue in 2021.

Operating Expenses

	Period		Change
	Three Months Ended August 31, 2021	Three Months Ended August 31, 2020	Dollars	Percentage
Research and development	$699,292	$108,678	$590,614	543%
General and administrative	2,590,920	564,078	2,026,842	359%
Depreciation and amortization	47,691	30,360	17,331	57%
Operating lease cost and rent	75,212	4,300	70,912	1649%
(Gain) loss on disposal of fixed assets	(29,125)	553	(29,678)	5367%
Operating expenses	$3,383,990	$707,969	$2,676,021	378%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended August 31, 2021 and August 31, 2020, were $3,383,990 and $707,969, respectively. The overall increase of $2,676,021 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $2,026,842. In comparing the three months ended August 31, 2021 and August 31, 2020 this significant increase was primarily due to increases in production supplies by $182,579, professional fees by $29,967, wages and salaries $590,820, stock-based compensation $1,131,260, and travel $116,203 and with the remaining increase distributed amongst other G&A accounts. These large increases may be explained due to the large ramp up in costs this fiscal year to operate the new manufacturing facility and the hiring of 18 additional full-time employees. In addition, the expenses of the prior year’s corresponding quarter were also much lower due to the Covid 19 pandemic and the limited cash available at that time.

●	Research and development increased by $590,614 due to funding development of new products as well as upgrades of existing products.

●	Depreciation and amortization increased by $17,331 due to increases in fixed assets and revenue earning devices.

●	Operating lease cost and rent increased by $70,912 due to the two new leases including three months of the new manufacturing facility for the three months ended August 31, 2021 as compared to a month-to-month lease of only office space for the three months ended August 31, 2020.

●	(Gain) loss on disposal of fixed assets increase by $29,678 due to a vehicle sold this current quarter.

Other Income (Expense)

Other income (expense) during the three months ended August 31, 2021 and August 31, 2020, was ($1,548,001) and ($8,350,343), respectively. The $6,802,342 decrease in other expense was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt.

●	In comparing the three months ended August 31, 2021 and the three months ended August 31, 2020, the change in fair value of derivative liabilities increased by $7,363,848 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock as well as reductions in derivative liability as a result of settlements on the underlying debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period as well as the significant reduction in convertible debt and accrued interest that occurred at the end of fiscal 2021.

●	Interest expense increased by $634,215 due to a significant increase loans payable, most significantly new loans totaling over $18 million , including loans from the Series F preferred share exchanges, and other debt exchanges.

●

Gain on settlement of debt was $72,709 for the quarter ended August 31, 2021 and nil in the prior year’s quarter. The

Debt exchange for common shares was partially offset by a loss on the convertible debt amendment which resulted in an overall gain this quarter.

Net loss

We had a net loss of $4,832,373 for the three months ended August 31, 2021, compared to a net loss of $9,018,241 for the three months ended August 31, 2020. The change is primarily the result of the change in fair value of derivative liabilities and other items discussed above.

Results of Operations for the Six Months Ended August 31, 2021 and 2020

The following table shows our results of operations for the six months ended August 31, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period		Change
	Six Months Ended August 31, 2021	Six Months Ended August 31, 2020	Dollars	Percentage
Revenues	$701,906	$139,403	$562,503	404%
Gross profit	549,026	94,102	454,924	483%
Operating expenses	5,984,944	1,100,731	4,884,213	444%
Loss from operations	(5,435,918)	(1,006,629)	(4,429,289)	440%
Other income (expense), net	(35,301,373)	(6,036,336)	(29,265,037)	485%
Net loss	$(40,737,291)	$(7,042,965)	$(33,694,326)	478%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Six Months Ended	Six Months Ended	Change
	August 31, 2021	August 31, 2020	Dollars	Percentage
Device rental activities	$218,081	$130,203	$87,878	67%
Direct sales of goods and services	483,825	9,200	474,625	5,159%
	$701,906	$139,403	$562,503	404%

Total revenue for the six-month period ended August 31, 2021 was $701,996 which represented an increase of $562,503 compared to total revenue of 139,403 for the six months ended August 31, 2020. This large increase is a result of unit sales which includes sales of new units totaling $434,342 with the remaining increases in training revenue. Rental activities increased by 67% as well as the Company continues to grow its business.

Gross profit

Total gross profit for the six-month period ended August 31, 2021 was $549,026 which represented an increase of $454,924, compared to gross profit of $94,102 for the six months ended August 31, 2020. The increase resulted primarily from the increased revenues noted above. The gross profit % of 78% for the six-month period ended August 31, 2021 was higher than the margin of 68% for the prior year’s corresponding period due to the shift in sales mix.

Operating Expenses

	Period		Change
	Six Months Ended August 31, 2021	Six Months Ended August 31, 2020	Dollars	Percentage
Research and development	$1,333,937	$190,401	$1,143,536	601%
General and administrative	4,490,712	844,001	3,646,711	432%
Depreciation and amortization	85,334	58,476	26,858	46%
Operating lease cost and rent	104,086	7,300	96,786	1,326%
(Gain) loss on disposal of fixed assets	(29,125)	553	(29,678)	5,367%
Operating expenses	$5,984,944	$1,100,731	$4,884,213	444%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the six-month period ended August 31, 2021 and August 31, 2020, were $5,984,944 and $1,100,731, respectively. The overall increase of $4,884,213 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $3,646,711. In comparing the six months ended August 31, 2021 and August 31, 2020 this significant increase was primarily due to increases in production supplies by $120,974, professional fees by $534,688, wages and salaries $882,904, subcontractor fees $58,812, stock-based compensation $1,200,550,investor relations $76,000, payments under deferred variable payment obligation $134,634, duty and freight $118,921, office expenses $79,523, advertising and promotion $37,660 , and travel $217,476 with the remaining increase distributed amongst other G&A accounts. These large increases may be explained due to the large ramp up in costs this quarter to operate the new manufacturing facility, the hiring of 18 additional full-time employees and the termination costs of the former director. In addition, the expenses of the prior year’s corresponding quarter were also much lower due to the Covid 19 pandemic and the limited cash available at that time.

●	Research and development increased by $1,143,536 due to funding development of new products as well as upgrades of existing products.

●	Depreciation and amortization increased by $26,858 due to increases in fixed assets and revenue earning devices.

●	Operating lease cost and rent increased by $96,786 due to the two new leases including four months of the new manufacturing facility for the six months ended August 31, 2021 as compared to a month-to-month lease of office space for the six months ended August 31, 2020.

●	(Gain) loss on disposal of fixed assets increase by $29,678 due to a vehicle sold this current quarter.

Other Income (Expense)

Other income (expense) during the six months ended August 31, 2021 and August 31, 2020, was ($35,301,373) and ($6,036,336), respectively. The $29,265,037 decrease in other income was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt.

●	In comparing the six months ended August 31, 2021 and the six months ended August 31, 2020, the change in fair value of derivative liabilities increased by $4,699,796 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock as well as reductions in derivative liability as a result of settlements on the underlying debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period as well as the significant reduction in convertible debt and accrued interest that occurred at the end of fiscal 2021 and first six months of fiscal 2022.

●	Interest expense increased by $1,053,181 due to a significant increase loan payable, most significantly new loans totaling over $18 million , including loans from the Series F preferred share exchanges, and other debt exchanges.

●	Loss on settlement of debt was $32,911,652 the quarter ended August 31, 2021 and nil in the prior year’s quarter. The amendment of the deferred variable payment obligation referred to in Note 8 led to a $33,015,215 loss which was partially offset by gains from accrued liabilities settlements and the debt exchange for common shares which was partially offset by a loss on the convertible debt amendment that resulted in an overall gain this quarter. This loss on settlement of debt is non-cash and has no effect on the cash flows of the Company.

Net loss

We had a net loss of $40,737,291 for the six months ended August 31, 2021, compared to a net loss of $7,042,065 for the six months ended August 31, 2020. The change is primarily the result of the loss on settlement in the six months ended August 31, 2021 as well as the change in the fair value of the derivative liabilities and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the six months ended August 31, 2021, we have generated revenue and are trying to achieve positive cash flows from operations

As of August 31, 2021, we had a cash balance of $2,395,389, accounts receivable of $186,435, device parts inventory of $278,427 and $6,250,160 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	August 31, 2021	February 28, 2021
Current assets	$3,618,161	$1,207,033
Current liabilities(1)	6,250,160	4,410,710
Working capital	$(2,631,999)	$(3,203,677)

__________

(1)	As of August 31, 2021 and February 28, 2021, current liabilities included approximately $7,299 and $444,466, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of August 31, 2021 and February 28, 2021, we had a cash balance of $2,395,389 and $1,044,418, respectively.

Summary of Cash Flows	Six Months Ended August 31, 2021	Six Months Ended August 31, 2020
Net cash used in operating activities	$(6,096,978)	$(903,374)
Net cash used in investing activities	$(18,042)	$(50,731)
Net cash provided by financing activities	$7,465,991	$1,125,651

Net cash used in operating activities.

Net cash used in operating activities for the six months ended August 31, 2021 was ($6,096,978), which included a net loss of ($40,737,291), non-cash activity such as the loss on settlement of debt of $32,911,652, revenue earning device sold and expensed in cost of sales $3,255,bad debts expense $2,022, reduction of right of use asset of $ 42,684, accretion of lease liability $49,656, stock based compensation of $1,200,550, change in fair value of derivative liabilities of ($372,502), change in operating assets of ($811,451), amortization of debt discount of $1,395,799, increase in related party accrued payroll and interest of $162,438 and depreciation and amortization of $85,334 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended August 31, 2021 was ($18,042), which was the purchase of fixed assets of ($32,162), proceeds on disposal of fixed assets of $30,000 and ($15,880) paid for a security deposit.

Net cash provided by financing activities.

Net cash provided by financing activities was $7,465,991 for the six months ended August 31, 2021. This consisted of proceeds from loans payable of $7,926,146, reduced by net repayments from loan payable – related party of $118,342, settlement of convertible debt $65,000, and repayments on loans payable of $276,813.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2021 filed with the SEC on June 1, 2021.

Related Party Transactions

For the six months ended August 31, 2021, the Company repaid net advances of $118,342 from its loan payable-related party. For the six months ended August 31, 2020 the Company repaid net advances of $75,328. At August 31, 2021, the loan payable-related party was $910,095 and $904,806 at February 28, 2021. Included in the balance due to the related party at August 31, 2021 is $925,001 of deferred salary and interest, $762,000 of which bears interest at 12%. At February 28, 2021, included in the balance due to the related party is $883,710 of deferred salary and interest, $642,000 of which bears interest at 12%. The accrued interest included in loan at August 31, 2021 and August 31, 2020 was $160,536 and $80,410, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer in Note 14, the Company accrued $1,022,000 of stock-based compensation with a corresponding adjustment to incentive compensation plan payable due to the vesting cost of the equity awards.

During the three and six months ended August 31, 2021 the Company was charged $1,041,788 and $562,837, respectively in consulting fees for research and development to a company partially owned by a principal shareholder During the three and six months ended August 31, 2020, the Company was charged $61,121 and $111,816, respectively for consulting fees for research and development to a company owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of August 31, 2021, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of August 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer. (3)

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer. (3)

32.1	Section 1350 Certification of principal executive officer. (3)

32.2	Section 1350 Certification of principal financial accounting officer. (3)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (3)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (3)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (3)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (3)

__________

(1)	Incorporated by reference to our Form 10-KT file with the Securities and Exchange Commission on March 12, 2018.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 4, 2010.

(3)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artificial Intelligence Technology Solutions Inc.

Date: October 15 2021	BY: /s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: October 15, 2021	BY: /s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)