Form 10-Q
period 2021-11-30
Artificial Intelligence Technology Solutions Inc.
filed 2022-01-19
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,335,210,360 shares of common stock were issued and outstanding as of January 14, 2022.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2021 (Unaudited)	February 28, 2021*
ASSETS
Current assets:
Cash	$4,103,864	$1,044,418
Accounts receivable, net of allowance	281,007	98,544
Share proceeds receivable	1,006,349	—
Prepaid expenses	392,811	—
Device parts inventory	1,336,065	64,071
Total current assets	7,120,096	1,207,033
Operating lease asset	1,330,563	47,753
Revenue earning devices, net of accumulated depreciation of $365,119 and $226,459, respectively	710,965	273,714
Fixed assets, net of accumulated depreciation of $38,981 and $67,113, respectively	67,077	34,994
Trademarks	26,327	—
Security deposit	19,739	3,859
Total assets	$9,274,767	$1,567,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,760,692	$1,373,838
Advances payable	1,594	1,594
Balance owed WeSecure	—	122,000
Customer deposits	10,000	10,500
Current operating lease liability	247,605	43,894
Current portion of deferred variable payment obligation	265,227	91,587
Current portion of convertible notes payable, net of discount of $0 and $697,276 respectively	3,500	196,224
Incentive compensation plan payable	479,500	—
Loan payable - related party	134,234	904,806
Current portion of loans payable, net of discount of $7,504,339 and $0, respectively	3,594,811	944,614
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	875,486	238,665
Derivative liability	7,299	444,466
Total current liabilities	7,418,470	4,410,710
Non-current operating lease liability	1,066,035	3,859
Loans payable, net of discount of $2,312,492 and $2,510,994 respectively	12,866,653	8,867,998
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	1,498,062	303,473
Total liabilities	25,374,220	16,111,040

Commitments and Contingencies

Stockholders’ deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at November 30, 2021 and February 28, 2021, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 4,350,000 shares issued and outstanding, respectively	3,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,532 and 2,799 shares issued and outstanding, respectively	2,532	2,799
Series G Preferred Stock, $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at November 30, 2021 and February 28, 2021, respectively	—	—
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 4,435,210,360 and 3,229,426,884 shares issued and outstanding, respectively	44,353	32,294
Additional paid-in capital	63,529,729	16,764,554
Preferred stock to be issued	99,086	174,070
Accumulated deficit	(79,778,503)	(31,521,754)
Total stockholders’ deficit	(16,099,453)	(14,543,687)
Total liabilities and stockholders’ deficit	$9,274,767	$1,567,353

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2021	Three Months Ended November 31, 2020	Nine Months Ended November 30, 2021	Nine Months Ended November 30, 2020

Revenues	$373,897	$119,700	$1,075,803	$259,103

Cost of Goods Sold	143,424	24,682	296,304	69,983

Gross Profit	230,473	95,018	779,499	189,120

Operating expenses:
Research and development	982,446	20,624	2,316,383	211,025
General and administrative	3,964,512	941,323	8,455,224	1,780,824
Depreciation and amortization	67,927	30,145	153,261	88,621
Operating lease cost and rent	103,115	3,000	207,201	14,800
(Gain) loss on disposal of fixed assets	—	—	(29,125)	553
Total operating expenses	5,118,000	995,092	11,102,944	2,095,823

Loss from operations	(4,887,527)	(900,074)	(10,323,445)	(1,906,703)

Other income (expense), net:
Change in fair value of derivative liabilities	—	5,354,622	372,502	1,027,328
Interest expense	(2,050,254)	(1,076,275)	(4,812,477)	(2,785,317)
Gain (loss) on settlement of debt	(156,661)	30,032	(33,068,313)	30,032
Total other income (expense), net	(2,206,915)	4,308,379	(37,508,288)	(1,727,957)

Net income (loss)	$(7,094,442)	$3,408,305	$(47,831,733)	$(3,634,660)

Net income (loss) per share - basic	$0.00	$0.00	$(0.01)	$0.00
Net income (loss) per share - diluted	$0.00	$0.00	$(0.01)	$0.00

Weighted average common share outstanding - basic and diluted	4,183,357,145	679,536,441	4,162,382,783	470,273,731

Weighted average common share outstanding - diluted	4,183,357,145	679,536,441	4,162,382,783	470,273,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F		Series G				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2020	4,350,000	$4,350	3,450	$177,520	—	$—	418,415	$4	$4,334,564	$(25,622,843)	$(21,106,405)
Adjustment to derivative liability	—	—	—	—	—	—	—	—	167,497	—	167,497
Common stock issued for debt conversion	—	—	—	—	—	—	6,068,336	61	159,597	—	159,658
Rounding shares	—	—	—	—	—	—	9	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	1,975,276	1,975,276
Balance at May 31, 2020	4,350,000	$4,350	3,450	$177,520	—	$—	6,486,760	$65	$4,661,658	$(23,647,567)	$(18,803,974)
Contributed capital	—	—	—	—	—		—	—	(11,508)	—	(11,508)
Adjustment to derivative liability	—	—	—	—	—	—	—	—	1,560,733	—	1,560,733
Common stock issued for debt conversion	—	—	—	—	—	—	523,543,455	5,235	1,916,719	—	1,921,954
Cancellation of Series F Preferred Shares	—	—	(816)	(816)	—	—	—	—	816	—	—
Net income	—	—	—	—	—	—	—	—	—	(9,018,241)	(9,018,241)
Balance at August 31, 2020	4,350,000	$4,350	2,634	$176,704	—	$—	530,030,215	$5,300	$8,128,418	$(32,665,808)	$(24,351,036)
Contributed capital	—	—	—	—	—	—	—	—	—	—	—
Adjustment to derivative liability	—	—	—	—	—	—	—	—	873,673	—	873,673
Common stock issued for debt conversion	—	—	—	—	—	—	1,359,543,219	13,596	1,104,208	—	1,117,804
Warrants issued with promissory notes	—	—	—	—	—	—	—	—	330,000	—	330,000
Net income	—	—	—	—	—	—	—	—	—	3,408,305	3,408,305
Balance at November 30, 2020	4,350,000	$4,350	2,634	$176,704	—	$—	1,889,573,434	$18,896	$10,436,298	$(29,257,503)	$(18,621,255)

	Series E		Series F		Series G				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2021	4,350,000	4,350	2,799	176,869	—	$—	3,229,426,884	$32,294	$16,764,554	$(31,521,754)	$(14,543,687)
Series F Preferred Shares issued with amendment agreement	—	—	40	40			—	—	3,244,700	—	3,244,740
Series F Preferred Shares Warrants issued with amendment agreement	—	—	—	—	—	—	—	—	29,770,474	—	29,770,474
Series F Preferred Shares cancelled in exchange for promissory notes	—	—	(83)	(83)	—	—	—	—	(6,732,752)	—	(6,732,835)
Series F preferred shares issued on exercise of warrants	—	—	38	38	—	—	—	—	(38)	—	—
Series F Preferred Shares converted to common shares	—	—	(78)	(78)	—	—	316,345,998	3,164	(3,086)	—	—
Relative fair value of warrants issued with debt	—	—	—	—	—	—	—	—	4,749,006	—	4,749,006
Stock based compensation	—	—	—	—			—	—	69,350	—	69,350
Net income	—	—	—	—	—	—	—	—	—	(35,904,918)	(35,904,918)
Balance at May 31, 2021	4,350,000	$4,350	2,716	$176,786	—	$—	3,545,772,882	$35,458	$47,862,208	$(67,426,672)	$(19,347,870)
Adjustment to derivative liability	—	—	—	—	—	—	—	—	422,272	—	422,272
Common stock issued for debt conversion	—	—	—	—	—	—	31,042,436	310	898,395	—	898,705
Exercise of warrants	—	—	—	—	—	—	300,251,561	3,003	(3,003)	—	—
Relative fair value of warrants issued with debt	—	—	—	—	—	—	—	—	2,035,033	—	2,035,033
Cancellation of Series E Shares	(1,000,000)	(1,000)	—	—	—	—	—	—	1,000	—	—
Exchange of debt for common shares	—	—	—	—	—	—	116,104,232	1,161	6,454,235	—	6,455,396
Stock based compensation on issuable shares	—	—	—	—	—	—	2,100,000	21	109,179	—	109,200
Exchange of Series F Preferred Shares for debt	—	—	(184)	(184)	—	—	—	—	(3,999,976)	—	(4,000,160)
Net income	—	—	—	—	—	—	—	—	—	(4,832,373)	(4,832,373)
Balance at August 31, 2021	3,350,000	$3,350	2,532	$176,602	—	$—	3,995,271,111	$39,953	$53,779,343	$(72,259,045)	$(18,259,797)
Issuance of shares, net of $253,811 issuance costs	—	—	—	—	—	—	345,168,473	3,452	8,466,551	—	8,470,003
Cashless exercise of 100,000,000 warrants	—	—	—	—	—	—	94,770,776	948	(948)	—	—
Relative fair value of warrants issued with debt	—	—	—	—	—	—	—	—	1,284,783	—	1,284,783
Redemption of 19 Issuable Series F shares	—	—	—	(74,984)	—	—	—	—	—	(425,016)	(500,000)
Issuance of Series G preferred as equity awards per employment agreement	—	—	—	—	1,500	1,500,000	—	—	—	—	1,500,000
Redemption of Series G shares as compensation payment	—	—	—	—	(1,500)	(1,500,000)	—	—	—	—	(1,500,000)
Net income	—	—	—	—	—	—	—	—	—	(7,094,442)	(7,094,442)
Balance at November 30, 2021	3,350,000	$3,350	2,532	$101,618	—	$—	4,435,210,360	$44,353	$63,529,729	$(79,778,503)	$(16,099,453)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30, 2021	Nine Months Ended November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47,831,733)	$(3,634,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,261	88,621
(Gain) loss on disposal of fixed assets	(29,125)	553
Bad debts expense	107,022
Revenue earning device sold and expensed in cost of sales	3,410	—
Reduction of right of use asset	75,609	—
Accretion of lease liability	86,350	—
Stock based compensation	2,158,050	362,084
Interest expense related to penalties from debt defaults	—	939,705
Change in fair value of derivative liabilities	(372,502)	(1,027,328)
Amortization of debt discounts	2,700,233	197,650
(Gain) loss on settlement of debt	33,068,313	(30,032)
Increase (decrease) in related party accrued payroll and interest	220,140	215,196
Changes in operating assets and liabilities:
Accounts receivable	(289,485)	(61,142)
Prepaid expenses	(392,811)	—
Deposit on right of use asset	(18,462)	—
Device parts inventory	(1,864,340)	(79,571)
Accounts payable and accrued expenses	177,240	(6,636)
Accrued expense, related party	(178,478)	(2,955)
Customer deposits	(500)	—
Operating lease liability payments	(161,959)	—
Balance owed WeSecure	(122,000)	(23,000)
Current portion of deferred variable payment obligations for Payments	173,640	47,149
Accrued interest payable	1,903,365	1,568,291
Net cash used in operating activities	(10,434,762)	(1,446,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(34,534)	(77,577)
Acquisition of trademarks	(26,327)	—
Cash paid for security deposit	(15,880)	—
Proceeds on disposal of fixed assets	30,000	1,000
Net cash used in investing activities	(46,741)	(76,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	7,463,654	—
Settlement of convertible debt	(65,000)	—
Proceeds from deferred variable payment obligation	—	966,000
Proceeds from loans payable	9,426,146	1,213,623
Repayment of loans payable	(471,617)	(76,079)
Series G preferred shares redeemed as payment on incentive plan payable	(1,500,000)	—
Dividend and redemption of cancelled issuable Series F shares	(500,000)	—
Cash acquired on consolidation of RAD G	—	(284)
Net borrowings(repayments) on loan payable - related party	(812,234)	(344,618)
Net cash provided by financing activities	13,540,949	1,758,642

Net change in cash	3,059,446	235,990

Cash, beginning of period	1,044,418	13,307

Cash, end of period	$4,103,864	$249,297

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$165,163	$2,630
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Right of use asset for lease liability	$1,341,506	$—
Transfer from device parts inventory to fixed assets	$592,346	$—
Net assets on consolidation of RAD G	$—	$11,508
Conversion of convertible notes and interest to shares of common stock	$898,705	$3,199,416
Release of derivative liability on conversion of convertible notes payable	$422,272	$2,601,903
Derivative debt discount on revaluation of loan amendment	$438,835	$—
Settlement of convertible notes payable to accounts payable and accrued expenses	$—	$75,000
Exchange of notes payable for Series F preferred shares	$6,732,835	$—
Discount applied to face value of loans	$6,162,945	$85,000
Warrants issued as part of debt issuance	$8,068,822	$330,000
Exercise of warrants	$3,951	$—
Series F preferred shares issued for debt	$4,000,160	$—
Cancellation of Series E preferred shares	$1,000	$—
Issuance of Series G preferred shares as payment on incentive plan payable	$1,500,000	$—
Series F preferred shares converted to common shares	$3,086	$—
Series F preferred shares issued on exercise of warrants	$38	$—

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

AITX now fully owns three subsidiaries: 1 - Robotic Assistance Devices Inc (‘RAD’), currently the primary operating entity; 2 – Robotic Assistance Devices Group Inc (‘RAD-G’), a company developing technology to be used as an OEM by other companies as well as RAD; 3 – Robotic Devices Mobile Inc (‘RAD-M’), a company that develops mobile robotic solutions such as ROAMEO.

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

For the nine months ended November 30, 2021, the Company had negative cash flow from operating activities of $(10,434,762). As of November 30, 2021, the Company has an accumulated deficit of $(79,778,503), and negative working capital of $298,374. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

The company began raising money through it’s S-3 this quarter and made improvements in paying off debt, investing in inventory and at November 30, 2021 had $4.1 million of cash on hard. Management continues to raise money through the S-3 and expects to raise approximately another $5 million before the end of this fiscal year. Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. The Company through to December 31, 2021 has raised approximately $8.5 million net of issuance costs through the sale of its common shares and $9.4 in proceeds from debt issuances.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is on track to achieve it’s 2022 fiscal year revenue projections of approximately 4 to 5 times greater than 2021 fiscal year’s revenues. The company again projects 2023 fiscal year revenues to achieve similar growth. This projection is based on the following factors: 1. A continuously improving sales pipeline that yields progressive quarterly sales increases; 2. Implementation of ‘quick ship’ options that allow some solutions to ship off the shelf in 24 hours; 3. Continued improvements in production, inventory handling, forecasting that allows more devices to be ready to ship in a quicker manner; 3. Continued significant improvements in device technology that streamlines deployments and ensures simple scalability; 4. Commercial release of several new solutions, specifically including: ‘RAD Light My Way™’, RAD’s first QUFV (‘robodog’), launch of RAD G’s OEM program, launch of the newly announced delivery vehicle. However, there can be no assurance that the revenues will increase to the extent projected or that the anticipated improvements will actually occur.

The company has, as forecast previously, achieved an employee count of 71 employees at the close of this reporting quarter. This expansion plan will require the Company to continue to increase SG&A/R&D expenses, including the hiring of additional staffing, which the Company expects to finish this next fiscal year with between 80 – 90 employees.

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on June 1, 2021. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group, Inc., and Robotic Assistance Devices Mobile, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the entire year.

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

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for credit losses. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $131,890 and $24,868 provided as of November 30, 2021 and February 28, 2021, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of both November 30, 2021 and February 28, 2021 there was no valuation reserve.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At November 30, 2021 and February 28, 2021, the Company had no deferred development costs.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
November 30, 2021
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$479,500	$—	$—	$479,500
Derivative liability – conversion features pursuant to convertible notes payable	$7,299	$—	$—	$7,299

February 28, 2021
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$—	$—	$—	$—
Derivative liability – conversion features pursuant to convertible notes payable	$444,466	$—	$—	$444,466

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended November 30, 2021	Nine Months Ended November 30, 2021
Device rental activities	$165,353	$383,434
Direct sales of goods and services	208,544	692,369
	$373,897	$1,075,803

	Three Months Ended November 30, 2020	Nine Months Ended November 30, 2020
Device rental activities	$84,600	$214,803
Direct sales of goods and services	35,100	44,300
	$119,700	$259,103

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	November 30, 2021	February 28, 2021
Revenue earning devices	$1,076,084	$500,173
Less: Accumulated depreciation	(365,119)	(226,459)
	$710,965	$273,714

During the nine months ended November 30, 2021, the Company made total additions through inventory transfers to revenue earning devices of $592,346. During the nine months ended November 30, 2020, the Company made total additions to revenue earning devices of $72,940.

During the nine months ended November 30, 2021 the Company sold a revenue earning device having a net book value of $3,255 for revenues of $30,600 and included the $3,255 in cost of goods sold.

Depreciation expense was $61,976 and $138,815 for the three and nine months ended November 30, 2021, respectively, and $26,589 and $74,050 for the three and nine months ended November 30, 2020, respectively.

6. FIXED ASSETS

Fixed assets consisted of the following:

	November 30, 2021	February 28, 2021
Vehicles	$44,243	$70,896
Demo devices	16,539	3,670
Computer equipment	36,742	23,399
Office equipment	6,162	4,142
Leasehold improvements	2,372	—
	106,058	102,107
Less: Accumulated depreciation	(38,981)	(67,113)
	$67,077	$34,994

During the three months and nine months ended November 30, 2021 the Company made additions of $2,372 and $34,534, respectively. During the three months and nine months ended November 30, 2020 the Company made additions of $0 and $4,638.

During the nine months ended November 30, 2021 the Company sold a vehicle having a net book value of $875 for fair value proceeds of $30,000 and recorded a gain on disposal of fixed assets of $29,125.

During the nine months ended November 30, 2020, the Company disposed of office equipment having an original cost of $3,550 and a net book value of $1,553 for $1,000 in proceeds and recorded a $553 loss on disposal of fixed assets.

Depreciation expense was $5,951 and $14,446 for the three and nine months ended November 30, 2021, respectively, and $3,556 and $14,571 for the three and nine months ended November 30, 2020, respectively.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Below is a summary of our lease assets and liabilities at November 30, 2021 and February 28, 2021.

Leases	Classification	November 30, 2021	February 28, 2021
Assets
Operating	Operating Lease Assets	$1,330,563	$47,753
Liabilities
Current
Operating	Current Operating Lease Liability	$247,605	$43,894
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	1,066,035	3,859
Total lease liabilities		$1,313,640	$47,753

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 10% based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term is 8.9 years.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $103,115 and $207,201 for the three and nine months ended November 30, 2021, respectively, and $3,000 and $14,800 for the three and nine months ended November 30, 2020, respectively.

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

On July 1, 2020 the Company entered into a similar agreement with the first investor whereby the investor would pay up to $800,000 in exchange for a perpetual 2.75% rate payment (Payment) on the Company’s reported quarterly revenue. These Payments are to be made 90 days after the fiscal quarter with the first payment being due no later than May 31, 2021. If the Payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor had agreed to pay $100,000 per month over an 8-month period with the first payment due July 2020 and the final payment no later than February 28, 2021. As at November 30, 2020 the investor had fully funded the $800,000 commitment.

On August 27, 2020 the Company and the first investor referred to above consolidated the three separate agreements of February 1, 2019 for $900,000, November 18, 2019 for $225,000 and July 1, 2020 for $800,000 into a new agreement for a total of $1,925,000. This new agreement is for similar terms as the above agreements save for the following: the rate payment is revised to 14.25% payable on revenues commencing the quarter ended November 30, 2020 and the Payments are secured by the assets of the Company. This interest may be secured by UCC filing but is subordinated to equipment financing on the products the Company leases to its customers.

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of November 30, 2021, the Company has not yet completed its assessment of the likely cash flows under these agreements, and thus, has not yet determined the effective interest rate under these agreements. The Company expects to have completed its analysis of the expected cash flows prior to the filing of the year end February 28, 2023 filing. As of November 30, 2021, and February 28, 2021, the balances under these agreements were $2,525,000 and $2,525,000, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended November 30, 2021, the Company has received $0 related to the deferred payment obligation as the balance remains $2,525,000 at November 30, 2021. For the year ended February 28, 2021, $966,000 has been paid to the Company bringing the balance to $2,525,000 at February 28, 2021.

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of November 30, 2021, the Company has accrued $265,227 in Payments (February 28, 2021 -$91,857). No amounts have been recorded to date as interest on Payments, as the amounts are immaterial.

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		November 30,	February 28,
Issued	Maturity	Rate	Rate per Share		2021	2021
July 18, 2016	July 18, 2017*	10%	$0.003	(2)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(1)	—	65,000
January 19, 2021	January 19, 2022	12%	$0.04		—	275,000
January 27,2021	January 27, 2022	10%	$0.10	(3)	—	550,000
					3,500	893,500

Less: current portion of convertible notes payable					(3,500)	(893,500)
Less: discount on noncurrent convertible notes payable					—	—
Noncurrent convertible notes payable, net of discount					$—	$—

Current portion of convertible notes payable					$3,500	$893,500
Less: discount on current portion of convertible notes payable					—	(697,276)
Current portion of convertible notes payable, net of discount					$3,500	$196,224

__________

*	The indicated note was in default as of November 30, 2021. Default interest rate 22%

(1)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(2)	The conversion price is not subject to adjustment from forward or reverse stock splits.

(3)	The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall be equal to $0.10 per share (the “Fixed Conversion Price”); provided, however, that if, the lowest traded price on the date six (6) months from the issue date hereof is below the Fixed Conversion Price, and no default exists, the conversion shall be $0.05 (the “Alternative Fixed Conversion Price”) provided, further, that upon any Event of Default (as defined herein) after the Issue Date, the Conversion Price shall equal the lower of (i) $0.03 (the “Default Fixed Conversion Price”); or (ii) seventy percent (70%) multiplied by the lowest closing price of the Common Stock during the fifteen (15) consecutive Trading Day period immediately preceding the date of the respective event of default (the “Default Conversion Price”);

During both the three months ended November 30, 2021 and 2020, the Company incurred original issue discounts of $0, and debt discounts from derivative liabilities of $438,835 and $0, respectively related to new or re-valued convertible notes payable. During the three months ended November 30, 2021 and 2020, the Company recognized interest expense related to the amortization of debt discount of $694,855 and $23,957, respectively. The Company recorded penalty interest of $0 and $494,428 during the three months ended November 30, 2021 and November 30, 2020, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During both the nine months ended November 30, 2021 and 2020, the Company incurred original issue discounts of $0 and debt discounts from derivative liabilities of $438,835 and $0, respectively related to new or re-valued convertible notes payable. During the nine months ended November 30, 2021 and 2020, the Company recognized interest expense related to the amortization of debt discount of $775,986 and $23,957, respectively. The Company recorded penalty interest of $0 and $939,705 during the nine months ended November 30, 2021 and November 30, 2020, respectively.

All the notes above are unsecured. As of November 30, 2021 and February 28, 2021, the Company had total accrued interest payable of $27,686 and $49,764, respectively, all of which is classified as current.

During the nine months ended November 30, 2021, the Company also had the following convertible note activity:

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

10. RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2021, the Company repaid net advances of $812,234 from its loan payable-related party. For the nine months ended November 30, 2020 the Company repaid net advances of $344,618. At November 30, 2021, the loan payable-related party was $134,234 and $904,806 at February 28, 2021. Included in the balance due to the related party at November 30, 2021 is $54,000 of deferred salary and interest, $54,000 of which bears interest at 12%. At February 28, 2021, included in the balance due to the related party is $883,710 of deferred salary and interest, $642,000 of which bears interest at 12%. The accrued interest included in loan at November 30, 2021 and November 30, 2020 was $540 and $84,418, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer in Note 14, the Company accrued $1,979,500 of stock-based compensation with a corresponding adjustment to incentive compensation plan payable due to the vesting cost of the equity awards. These awards are payable through the issuance of Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. The Company will classify these awards granted as Series G Preferred Shares as a liability accordingly because of those terms. The Company issued and redeemed 1500 Series G Preferred Shares for $1,500,000 as payment on achieved equity awards.

During the three and nine months ended November 30, 2021 the Company was charged $1,041,788 and $562,837, respectively in consulting fees for research and development by a company partially owned by a principal shareholder The principal shareholder with a minority interest in the related party has received no compensation from the related party company. During the three and nine months ended November 30, 2020, the Company was charged $10,157 and $121,973, respectively for consulting fees for research and development by a company owned by a principal shareholder, who received no compensation from the related party company.

11. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2021 and February 29, 2020. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of November 30, 2021 and February 28, 2021, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. LOANS PAYABLE

Loans payable at November 30, 2021 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000	25%	*
August 10, 2018	September 1, 2018	Promissory note	(4)	—	25%
August 16, 2018	August 16, 2019	Promissory note	(1)	—	25%
August 16, 2018	October 1, 2018	Promissory note	(4)	—	25%
October 11, 2018	October 11, 2019	Promissory note		17,000	20%	*
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432	15%	*
January 24, 2019	January 24, 2021	Loan	(8)	—	11%	*
May 9, 2019	June 30, 2019	Promissory note	(5)	7,850	15%	*
May 31, 2019	June 30, 2019	Promissory note	(6)	86,567	15%	*
June 26, 2019	June 26, 2020	Promissory note	(9)	79,104	15%	*
September 24, 2019	June 24, 2020	Promissory note	(13)	12,000	15%	*
January 30, 2020	January 30, 2021	Promissory note	(15)	11,000	15%	*
February 27, 2020	February 27, 2021	Promissory note	(16)	5,000	15%	*
April 16, 2020	April 16, 2021	Promissory note	(17)	13,000	15%	*
May 12, 2020	May 12, 2021	Promissory note	(18)	43,500	15%	*
May 22, 2020	May 22, 2021	Promissory note	(19)	85,000	15%	*
June 2, 2020	June 2, 2021	Promissory note	(23)	62,000	15%	*
June 9, 2020	June 9, 2021	Promissory note	(24)	31,000	15%	*
June 12, 2020	June 12, 2021	Promissory note	(25)	50,000	15%	*
June 16, 2020	June 16, 2021	Promissory note	(26)	42,000	15%	*
April 3, 2020	April 3, 2021	Promissory note	(20)	27,696	20%	*
August 13, 2020	August 13, 2021	Promissory note	(22)	—	20%
September 8, 2020	September 8, 2021	Promissory note	(27)	—	20%
September 15, 2020	September 15, 2022	Promissory note	(28)	300,000	10%
October 6, 2020	March 6, 2023	Promissory note	(29)	150,000	12%
November 12, 2020	November 12, 2023	Promissory note	(30)	110,000	12%
November 23, 2020	October 23, 2022	Promissory note	(31)	65,000	15.5%
November 23, 2020	November 23, 2023	Promissory note	(32)	300,000	15%
December 10, 2020	December 10, 2023	Promissory note	(33)	82,500	12%
December 10, 2020	December 10, 2023	Promissory note	(34)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(35)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(36)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(37)	310,375	12%
December 14, 2020	December 14, 2023	Promissory note	(38)	—	12%
December 30, 2020	December 30, 2023	Promissory note	(39)	350,000	12%
December 31, 2021	December 31, 2024	Promissory note	(40)	25,000	12%
December 31, 2021	December 31, 2024	Promissory note	(41)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(42)	550,000	12%
February 22, 2021	February 22, 2022	Promissory note	(43)	1,650,000	12%
March 1, 2021	March 1, 2022	Promissory note	(10)	6,000,000	12%
March 23, 2021	March 23, 2022	Promissory note	(11)	—	0%
March 23, 2021	March 23, 2022	Promissory note	(12)	—	0%
June 8, 2021	June 8, 2022	Promissory note	(44)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(45)	4,000,160	7%
September 14, 2021	September 14, 2022	Promissory note	(46)	1,650,000	12%
				$26,278,295
Less current portion of loans payable				(11,099,150)
Less discount on loans payable				(2,312,492)
Loans payable				$12,866,653

Current portion of loans payable				$11,099,150
Less discount on loans payable				(7,504,339)
Current portion of loans payable, net of discount				$3,594,811

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

__________

*	Note is in default. No notice has been given by the note holder to the Company at the time of issuance of these financial statements.

(1)	Repayable in 12 monthly instalments of $2,376 commencing September 16 ,2018 and secured by revenue earning devices having a net book value of at least $25,000. The loan has been fully repaid this fiscal year.

(2)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882 at issuance.

(3)	Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of at least $48,000. No repayments have been made by the Company and no notices have been received.

(4)	$20,000 loan repaid during the quarter ended May 31, 2021.

(5)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590 at issuance.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567 at issuance.

(8)	$257,000 Canadian loan. Interest payable every calendar quarter commencing June 30, 2019, if unpaid accrued interest to be paid at maturity. An additional interest amount calculated as 4% of RAD revenues from SCOT rentals for the fiscal years 2020 and 2021 shall be payable March 31, 2020 and March 31, 2021, respectively. Secured by a general security charging all of RAD’s present and after-acquired property in favor of the lender on a first priority basis subject to the following: the lender’s security in this respect shall be postponeable to security in favor of institutional financing obtained by RAD. Additional funding of $26,146 during the quarter ended May 31, 2021. This loan and accrued interest was fully repaid on November 15, 2021 for a cash payment of $443,978. The payment includes $168,659 of loan repayment $55,299 in accrued interest, $18,135 in interest expense, $18,492 in foreign exchange loss and $157,249 in loss on settlement of debt.

(9)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104 at issuance.

(10)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,0000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 14. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749.005 with a corresponding adjustment to paid in capital for the relative value of the warrant. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $933,213 and $1,161,576, respectively with an unamortized discount of $4,187,429 at November 30, 2021.

(11)	In exchange for 28 Series F preferred shares, the Company issued a noninterest bearing unsecured loan for $2,545,900. A fair value of the loan of $2,267,768 was determined with a debt discount off $278,132. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $1,524 and $54,102, respectively with an unamortized discount of $0 at November 30, 2021. On June 2, 2021 the Company exchanged the $2,545,900 debt having a net book value of $2,321,870 for 39,167,693 common shares having a fair value of $2,177,724. The Company recorded a gain on settlement of debt of $144,146.

(12)	In exchange for 55 Series F preferred shares, the Company issued a noninterest bearing unsecured loan for $5,000,875. A fair value of the loan of $4,465,067 was determined with a debt discount off $535,808. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $2,936 and $107,162, respectively with an unamortized discount of $0 at November 30, 2021. On June 2, 2021 the Company exchanged the $5,000,875 debt having a net book value $4,572,229 for 76,936,539 common shares having a fair value of $4,277,672. The Company recorded a gain on settlement of debt of $294,557.

(13)	The note may be pre-payable at any time. The note balance includes an original issue discount of $3,000 at issuance.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)	The note may be pre-payable at any time. The note balance includes an original issue discount of $2,450 at issuance.

(16)	The note may be pre-payable at any time. The note balance includes an original issue discount of $1,200 at issuance.

(17)	The note may be pre-payable at any time. The note balance includes an original issue discount of $3,850 at issuance.

(18)	The note may be pre-payable at any time. The note balance includes an original issue discount of $8,000 at issuance.

(19)	The note may be pre-payable at any time. The note balance includes an original issue discount of $15,000 at issuance.

(20)	$ 40,000 CDN loan, both principal and interest are due at maturity, if unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share.

(21)	Principal repayable in one year. Interest repayable in 10 monthly instalments of $460 commencing January 11, 2019 and secured by revenue earning devices having a net book value of at least $186,000. Repaid in full.

(22)	$ 60,000 CDN loan, principal is due at maturity, interest is payable commencing the third month after the loan over the remaining 10 months. If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share. Total loan of $44,183 (in $USD) and related accrued interest paid during the quarter ended May 31, 2021.

(23)	The note may be pre-payable at any time. The note balance includes an original issue discount of $12,000 at issuance.

(24)	The note may be pre-payable at any time. The note balance includes an original issue discount of $6,000 at issuance.

(25)	The note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 at issuance.

(26)	The note may be pre-payable at any time. The note balance includes an original issue discount of $7,000 at issuance.

(27)	$10,000 CDN loan, principal is due at maturity, interest is payable monthly commencing the third month after the loan over the remaining 10 months. If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share. Total loan of $7,381 (in $USD) and related accrued interest paid during the quarter ended May 31, 2021.

(28)	The note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Interest payable monthly, principal due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $6,024 and $17,563, respectively with an unamortized discount of $21,067 at November 30, 2021.

(29)	Principal and interest repayable in 28 monthly instalments commencing December 6, 2020, the first 6 months at $2,000 per month, the remaining 22 payments at $ 8,500 per month. Secured by revenue earning devices.

(30)	The note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 and was issued with a warrant to purchase 70,000,000 shares at an exercise price of $0.00165 per share, with a 3-year term and having a relative fair value of $41,176. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $41,176 with a corresponding adjustment to paid in capital. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $3,134 and $8,605, respectively with an unamortized discount of $39,724 at November 30, 2021.

(31)	Principal and interest repayable in 21 monthly instalments commencing December 6, 2020 of $4,060 commencing February 21, 2021. Secured by revenue earning devices.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(32)	The note may be pre-payable at any time. The note balance includes an original issue discount of $25,000 and was issued with a warrant to purchase 230,000,000 shares at an exercise price of $0.00165 per share with a 3-year term and having a relative fair value of $125,814. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $125,814 with a corresponding adjustment to paid in capital for the relative value of the warrant. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $8,830 and $24,074, respectively with an unamortized discount of $119,726 at November 30, 2021.

(33)	The note may be pre-payable at any time. The note balance includes an original issue discount of 7,500 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.002 per share with a 3-year term and having a relative fair value of $54,545. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $54,545 with a corresponding adjustment to paid in capital for the relative value of the warrant. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $2,642 and $6,694, respectively with an unamortized discount of $53,877 at November 30, 2021.

(34)	This promissory note was issued as part of a debt settlement as disclosed in Note 8 whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(35)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(36)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(37)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(38)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $100,000 in convertible notes and associated accrued interest of $37,589 totaling $137,589 was exchanged for this promissory note of $192,625. Loan fully repaid at May 31,2021.

(39)	The note may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $7,472 and $17,399, respectively with an unamortized discount of $286,731 at November 30, 2021.

(40)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(41)	This promissory note was issued as part of a debt settlement as disclosed in Note 9 whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(42)	The note may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $15,679 and $39,137, respectively with an unamortized discount of $386,319 at November 30, 2021.

(43)	The note may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $22,259 and $49,854 with an unamortized discount of $1,442,724 at November 30, 2021.

(44)	The note may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033 using Black-Scholes with assumptions described in note 14. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. For the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $296,511 and $431,915 with an unamortized discount of $1,853,119 at November 30, 2021.

(45)	This loan was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured.

(46)	The note may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783 using Black-Scholes with assumptions described in note 14. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. For both the three months and nine months ended November 30, 2021, the Company recorded amortization expense of $8,669 with an unamortized discount of $1,426,114 at November 30, 2021.

13. DERIVATIVE LIABILITIES

As of November 30, 2021, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $7,299.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the three months ended November 30, 2021:

Strike price	$0.04 - $0.026
Fair value of Company common stock	$0.6320 - $0.4285
Dividend yield	0.00%
Expected volatility	125.3% - 107.7%
Risk free interest rate	0.15% - 0.13%
Expected term (years)	0.5 - 0.32

During the three months ended November 30, 2021, and 2020, the Company released $0 and $873,673, and respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes and other debt settlements.

During the nine months ended November 30, 2021, and 2020, the Company released $503,500 and $2,601,903, and respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes and other debt settlements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the nine months ended November 30, 2021 were as follows:

Balance as of February 28, 2021	$444,466
Reduction of derivative liability due to debt settlement	(503,500)
Derivative discount on loan amendment	438,835
Change in fair value of derivative liabilities	(372,502)
Balance as of November 30, 2021	$7,299

14. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary of Preferred Stock Activity

Series E Preferred Stock

During the nine months ended November 30, 2021 Series E shareholders had the following activity:

-	A shareholder cancelled 1,000,000 Class E shares. The company recorded an adjustment to paid in capital.

Series F Preferred Stock

During the nine months ended November 30, 2021 Series F shareholders had the following activity:

-	40 Series F Preferred Shares and a warrant to purchase 367 Series F Preferred Shares with a five-year term and an exercise price of $1.00 were issued to an investor in exchange for amending their deferred variable payment obligation agreement as disclosed in Note 8. The company attributed a fair value based on recent transactions for the Series F Preferred stock and warrants of $33,015,214 and recorded a loss on settlement of debt with a corresponding adjustment to paid in capital.

-	The warrant holder exercised warrant to acquire 38 Series F Preferred Shares.

-	The shareholder above converted 78 Series F Preferred Shares into 316,345,908 common shares.

-	Two Series F Preferred shareholders exchanged 83 Series F Preferred Shares for two promissory notes as disclosed in point (11) and (12) in Note 12 on March 23, 2021. The notes are non-interest bearing, have a one-year maturity and total $7,546,775. These notes were subsequently exchanged on June 2, 2021 for a total of 116,104.232 common shares.

-	On July 12, 2021, the former director agreed to surrender his remaining 184 Series F preferred shares in exchange for a note payable from the Company of $4,000,160 bearing interest at 7% per annum with a 5 year term, maturing July 12, 2026.

-	On August 24, 2021the Series F preferred warrant holder agreed to not exercise his warrant privileges on his remaining 329 warrant shares before September 1, 2023.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2021	—	—	—
Issued	367	$1.00	5.00
Exercised	(38)	$1.00	5.00
Forfeited and cancelled	—	—	—
Outstanding at November 30, 2021	329	$1.00	4.50

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

Unissued Series F Preferred Stock

During the quarter ending November 30, 2021 the Company redeemed (through cancellation) 19 shares of issuable Series F preferred stock having a value of $ 74,984 for $500,000, with the difference of $425,016 recorded as a dividend. At November 30, 2021 there remains 46 issuable Series F preferred stock at a value of $99,086. At February 28, 2021 there was 65 issuable Series F preferred stock at a value of $174,070.

Series G Preferred Stock

During the nine months ended November 30, 2021 Series G shareholders had the following activity:

-	On achievement of objectives 3,4,5 and 8 of the equity awards described below the CEO was granted 1500 Series G Preferred shares which were redeemed immediately for $1,500,000

-	The Company has accrued $1,979,500 of the equity awards and incentive compensation plan payable with the balance of $479,500 at November 30, 2021 after the $1,500,000 payment above.

Summary of Common Stock Activity

During the nine months ended November 30, 2021 common shareholders had the following activity:

-	A Series F Preferred shareholder converted 78 Series F Preferred Shares for 316,345,998 common shares.

-	holders of certain convertible notes payable elected to convert a total of $825,000 of principal and $71,955 accrued interest, and $1,750 of fees into 31,042,436 shares of common stock.

-	in June 2021, lenders (see note 12) exchanged debt having a face value of $7,546,775 and a net book value of $6,894,099 for 116,104,232 common shares having a fair value of $6,455,396. A gain on settlement of debt of $438,703 was recorded.

-	the Company entered into an investor relations contract whereby 2,100,000 shares are issuable as of November 30, 2021. Stock based compensation of $109,200 was recorded in the period ended November 30, 2021.

-	the Company issued 345,168,473 common shares with gross proceeds of $8,723,814 and cash proceeds of $7,463,654 after issuance costs of $253,811 with the balance of $1,006,349 recorded as share proceeds receivable see Note 16.

-	warrant holders exercised warrants to acquire 411,000,000 shares on a cashless basis for 395,022,447 common shares with a corresponding adjustment to paid in capital.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Warrant Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2021	619,523,492	$0.0295	2.81
Issued	720,000,000	$0.201	2.47
Exercised	(411,000,000)	$0.0003	1.99
Forfeited and cancelled	(106)	—	—
Outstanding at November 30, 2021	928,523,386	$0.083	2.43

For both the three and nine months ended November 30, 2021 and November 30, 2020 the Company recorded a total of $0 and $0 respectively, to stock-based compensation for options, warrants and shares with a corresponding adjustment to additional paid-in capital.

During the nine months ended November 30, 2021 warrant holders had the following activity:

-	warrant holders exercised warrants to acquire 411,000,000 shares on a cashless basis for 395,022,447 common shares with a corresponding adjustment to paid in capital.

-	in conjunction with debt disclosed in Note 12 (44), the Company issued warrants to a lender to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033, in conjunction with debt disclosed in Note 12 (10), the Company issued warrants to a lender to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005,andin conjunction with debt disclosed in Note 12 (46), the Company issued warrants to a lender to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783 all using the Black-Scholes model with assumptions described below:

Strike price	$0.135 - $0.037
Fair value of Company’s common stock	$0.146 - $0.0071
Dividend yield	0.00%
Expected volatility	411.0% - 403.33%
Risk free interest rate	0.43% - 0.27%
Expected term (years)	3.00

Summary of Common Stock Option Activity

On April 9, 2021 the Company entered into an Employment Agreement with Chief Executive Officer, Steven Reinharz with a three- year term under the following terms whereby stock option awards will be granted if certain conditions are met :

-	A stock option award (option 1) will be granted to the employee to purchase 10,000,000 shares at an exercise price of $ $0.15 per share if the trading share price of the Company reaches an average of $0.30 per share for ten days over a 30 day trading period.

-	A stock option award (option 2) will be granted to the employee to purchase 30,000,000 shares at an exercise price of $ $0.25 per share if the trading share price of the Company reaches an average of $0.50 per share for ten days over a 30 day trading period.

Objective #3:	Sales in any fiscal quarter exceed the total sales in fiscal year 2021 for the first time.

Award #3:	Five hundred (500) shares of Series G preferred stock.

Objective #4:	One hundred fifty (150) devices are deployed in the marketplace.

Award #4:	Two hundred fifty (250) shares of Series G preferred stock.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Objective #5:	Year-to-date sales at any point in fiscal year 2022 exceed One Million Dollars ($1,000,000).

Award #5:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #6:	The price per share of common stock has increased to and maintains a price of Ten Cents ($0.10) or more for ten (10) days in a thirty (30) day period.

Award #6:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #7:	The price per share of common stock has increased to and maintains a price of Twenty Cents ($0.20) or more for ten (10) days in a thirty (30) day period.

Award #7:	Five hundred (500) shares of Series G preferred stock.

Objective #8:	The RAD 3.0 products are launched into the marketplace by November 30, 2021.

Award #8:	Five hundred (500) shares of Series G preferred stock.

Objective #9:	RAD receives an order for fifty (50) units from a single customer.

Award #9:	Five hundred (500) shares of Series G preferred stock.

The fair value of the first two awards was obtained through the use of the Monte Carlo method was $69,350 with a charge to stock- based compensation and a corresponding charge to paid in capital. The fair value of the remaining rewards was determined by calculating the vesting amounts of each reward and then determining for each reporting period the requisite service rendered and applying that against the cash redemption value of the number of shares of Series G issuable for each tier in the agreement. For the period ended November 30, 2021 that amount totaled $1,979,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. With the achievement of objectives 3,4,5 and 8 of the equity awards described above the CEO was granted 1,500 Series G Preferred shares which were redeemed in the reporting period for $1,500,000 in cash. As part of the grant, the Company is responsible for grossing up the award value and has accrued additional compensation for the estimated taxes to be paid by the executive.

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

Purchase Commitment

On August 15 ,2021 the Company entered into a memorandum of understanding with Ghost Robotics whereby the Company will modify and resell a Ghost Robotics (“Ghost”) product (“V50”) in development in exchange for the following:

-	the Company will pay Ghost a non refundable marketing fee of $500,000 with $100,000 payable September 1, 2021 with the remaining $400,000 to be paid in instalments of $40,000 per month over the following 10 months commencing October 1, 2021.

-	the Company will purchase $85,000 of other Ghost products for research and development purposes. This amount will be credited against future purchases of 6 V50’s that the Company will modify and resell.

-	Ghost agrees not to sell its V50 to three specific customers for a three-year period commencing after the first commercial sales of the V50.

-	the Company will re-brand their modified version of the V50 and be responsible for its testing and support.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On September 30, 2021, the Company entered into a 3-year lease agreement for a vehicle commencing September 30, 2021 through to April 30, 2031 with a minimum base rent of $1,538 per month. The Company paid a down payment of $18,462.

Maturity of Lease Liabilities	Operating Leases
November 30, 2022	$247,605
November 30, 2023	232,169
November 30, 2024	226,016
November 30, 2025	207,558
November 30, 2026	207,558
November 30, 2027 and after	916,714
Total lease payments	2,037,620
Less: Interest	(723,980)
Present value of lease liabilities	$1,313,640

15. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(7,094,442)	$3,408,305	$(47,831,733)	$(3,634,660)

Effect of common stock equivalents:
Add: interest expense on convertible debt	38,345	479,387	63,299	1,503,148
Add Penalty interest on convertible debt	—	494,428	—	939,705
Add (less) loss (gain) on change of derivative liabilities	—	(5,534,622)	372,502	(1,027,238)
Net income (loss) adjusted for common stock equivalents	(7,056,097)	(972,502)	(47,395,932)	(2,219,045)

Denominator:
Weighted average shares – basic	4,183,357,145	679,536,441	4,162,382,723	470,273,731

Net income (loss) per share – basic	$0.00	$0.00	$(0.01)	$0.00

Denominator:
Weighted average shares – diluted	4,183,357,145	679,536,441	4,162,382,723	470,273,731

Net income (loss) per share – diluted	$0.00	$0.00	$(0.01)	$0.00

The anti-dilutive shares of common stock equivalents for the three and nine months ended November 30, 2021 and November 30, 2020 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Convertible notes and accrued interest	3,432,063	13,732,671,277	3,432,063	13,732,671,277
Convertible Class F Preferred shares	15,294,230,742	6,519,028,347	15,294,230,742	6,519,028,347
Stock options and warrants	968,523,386	300,002,043	968,523,386	300,002,043
Total	16,266,186,191	20,551,701,667	16,266,186,191	20,551,701,667

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16. SUBSEQUENT EVENTS

Subsequent to November 30, 2021 through to January 14, 2022:

- On December 26, 2021 the Company and GHS Investments, LLC (“the investor”) entered into a share purchase agreement whereby the investor would purchase up to 400,000,000 shares of the Company’s common stock over the next year. The investor would receive 100% of the purchased shares at a price of 85% of the lowest volume weighted average price over the ten days prior to purchase date.  Pursuant to this agreement the investor has so far acquired 100,000,000 common shares for net proceeds of $ 1,183,825.

- In December 2021, the Company received payment on $ 1,006,349 share proceeds receivable.

- On January 3, 2022 the shareholders approved a proposed amendment effectuating the policy that the Corporation will not institute a reverse stock split of its Common Stock before January 1, 2024 unless the Corporation uplists to a NASDAQ exchange or the NYSE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months and nine months ended November 30, 2021 and November 30, 2020 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2021, as filed on June 1, 2021 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

A short list of basic examples include:

1.	Typical security guard-related functions such as monitoring a parking lot during and after hours and responding appropriately. This scenario applies to perimeters, interior yard areas, and related similar environments.

2.	Integrated hardware/software with AI-driven responses, simulating and expanding on what legacy or manned solutions could perform.

3.	Automation of common access control functions through technology utilizing facial recognition and machine vision, leapfrogging most legacy solutions in use today.

4.	Creation and deployment new solutions such as ‘RAD Light My Way’, which allows end user personnel to activate RAD security devices to improve their security, situational awareness, deploy a unique deterrent and connect to monitoring security staff as may be available.

RAD solutions are unique because they:

1.	Start with an AI-driven autonomous response utilizing cellular-optimized communications, while easily connecting to a human operator for a manned response, as needed.

2.	Use unique hardware purpose-built by RAD for delivery of these solutions. Various form factors have been customized to deliver this new functionality.

3.	Deliver services through RAD-developed software and cloud services, allowing enterprise IT groups to focus on core competencies instead of maintenance of complex video and security platforms.

Management Discussion and Analysis

Selected Results Per Quarter for Fiscal 2021

	Q3	Q2	Q1
	Three Months Ended	Three Months Ended	Three Months Ended
	November 30, 2021	August 31, 2021	May 31, 2021
Revenues	$373,897	$141,572	$560,334

Gross profit	230,473	99,618	449,408

Operating expenses	5,118,000	3,383,990	2,600,954

Loss from operations	(4,887,527)	(3,284,372)	(2,151,546)

Other income (expense), net	(2,206,915)	(1,548,001)	(33,753,372)

Net income (loss)	$(7,094,442)	$(4,832,373)	$(35,904,918)

Sales grew by 166% in Q3 over Q2. This is due to direct sales of new products increasing by $190,347 and device rental activities increasing by $41,978. Q1 sales were higher due to large direct sales during that quarter of $434,342.

This sales growth is a result of an expansion of our customer base and product line and our ability to ramp up production to meet demand. We expect to continue this growth trend in the fourth quarter and in our next fiscal year as projects accelerate through the sales funnel. We expect an increase to the rate of growth in 2023 as we start to deliver on new products.

Operating expense increases considerably in Q3 and Q2 mostly as a result of $1,979,500 in equity awards and the new production facility which commenced in May 2021 of this fiscal year.

Other expenses increased due to the Series F Preferred Stock and debt settlements that have been occurring throughout the fiscal year.

Results of Operations for the Three Months Ended November 30, 2021 and 2020

The following table shows our results of operations for the three months ended November 30, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period		Change
	Three Months Ended November 30, 2021	Three Months Ended November 31, 2020	Dollars	Percentage
Revenues	$373,897	$119,700	$254,197	212%

Gross profit	230,473	95,018	135,455	143%

Operating expenses	5,118,000	995,092	4,122,908	414%

Loss from operations	(4,887,527)	(900,074)	(3,987,453)	443%

Other income (expense), net	(2,206,915)	4,308,379	(6,515,294)	(151%	)

Net loss	$(7,094,442)	$3,408,305	$(10,502,747)	(308%	)

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	November 30, 2021	November 30, 2020	Dollars	Percentage
Device rental activities	$165,353	$84,600	$80,753	95%
Direct sales of goods and services	208,544	35,100	173,444	494%
	$373,897	$119,700	$254,197	212%

Total revenue for the three-month period ended November 30, 2021 was $373,897 which represented an increase of $254,197 compared to total revenue of $119,700 for the three months ended November 30, 2020. This large increase is a result of increases in rental activities of $80,753 and direct sales of goods and services of $173,444 as the Company continues to grow its business.

Gross profit

Total gross profit for the three-month period ended November 30, 2021 was $230,473 which represented an increase of $135,455, compared to gross profit of $95,018 for the three months ended November 30, 2020. The increase resulted primarily from the increased revenues noted above. The gross profit % of 62% for the three-month period ended November 30, 2021 was lower than the margin of 79% for the prior year’s corresponding period due to different sales mix.

Operating Expenses

	Period		Change
	Three Months Ended November 30, 2021	Three Months Ended November 31, 2020	Dollars	Percentage
Research and development	$982,446	$20,624	$961,822	4,664%
General and administrative	3,964,512	941,323	3,023,189	321%
Depreciation and amortization	67,927	30,145	37,782	125%
Operating lease cost and rent	103,115	3,000	100,115	3,337%
Operating expenses	$5,118,000	$995,092	$4,122,908	414%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended November 30, 2021 and November 30, 2020, were $5,118,000 and $995,092, respectively. The overall increase of $4,122,908 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $3,023,189. In comparing the three months ended November 30, 2021 and November 30, 2020 this significant increase was primarily due to increases in advertising and promotion by $47,250, professional fees by $184,908, wages and salaries by $1,765,645 (including bonus expense to CEO of $1,311,739), stock-based compensation by $957,500, and travel by $102,809 and with the remaining increase and offsets distributed amongst other G&A accounts. These large increases may be explained due to the large ramp up in costs this fiscal year to operate the new manufacturing facility and the hiring of 18 additional full-time employees. In addition, the expenses of the prior year’s corresponding quarter were also much lower due to the Covid 19 pandemic and the limited cash available at that time.

●	Research and development increased by $961,822 due to funding development of new products as well as upgrades of existing products.

●	Depreciation and amortization increased by $37,782 due to increases in fixed assets and revenue earning devices.

●	Operating lease cost and rent increased by $100,115 due to the three new leases including the new manufacturing facility for the three months ended November 30, 2021 as compared to a month-to-month lease of only office space for the three months ended November 30, 2020.

Other Income (Expense)

Other income (expense) during the three months ended November 30, 2021 and November 30, 2020, was ($2,206,915) and $4,308,379, respectively. The $6,515,294 increase in other expense was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt.

●	In comparing the three months ended November 30, 2021 and the three months ended November 30, 2020, the change in fair value of derivative liabilities decreased by $5,354,622 was solely the change in fair value for the three months ended November 30, 2020y due to the re-valuation of the derivative liability on convertible notes and accrued interest based on the change in the market price of the Company’s common stock. The valuation of the derivatives associated with our convertible notes and accrued interest of the notes is dependent upon a number of estimates developed by management. Included in those estimates are the timing and availability of common stock underlying the conversion of the notes and accrued interest. Our notes generally contain provisions such that the holders are barred from conversion of any amount of principal or interest should that conversion cause their ownership of common stock to exceed 4.99% of the then outstanding common stock of the Company. Because of this, the amount of the derivative can at times be limited due to this factor. In the quarter ended November 30, 2020, the reduction of convertible notes and accrued interest through conversions as well as an increase in the subsequent redemption assumption due to the settlement arrangements describe in Note 8. The result of this was a significant decrease in the liability reported as of November 30, 2020 and an increase in the change in fair value of derivative liabilities.

●	Interest expense increased by $973,979 due to a significant increase loans payable, most significantly new loans totaling over $19 million, including loans from the Series F preferred share exchanges, and other debt exchanges.

●	Loss on settlement of debt was $156,661 for the quarter ended November 30, 2021 and a $30,032 gain in the prior year’s quarter. The company settled defaulted debt at a loss this quarter.

Net loss

We had a net loss of $7,094,442 for the three months ended November 30, 2021, compared to net income of $3,408,305 for the three months ended November 30, 2020. The change is primarily the result of the change in fair value of derivative liabilities and other items discussed above.

Results of Operations for the Nine Months Ended November 30, 2021 and 2020

The following table shows our results of operations for the nine months ended November 30, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period		Change
	Nine Months Ended November 30, 2021	Nine Months Ended November 31, 2020	Dollars	Percentage
Revenues	$1,075,803	$259,103	$$816,700	315%

Gross profit	779,499	189,120	590,379	312%

Operating expenses	11,102,944	2,095,823	9,007,121	430%

Loss from operations	(10,323,445)	(1,906,703)	(8,416,742)	441%

Other income (expense), net	(37,508,288)	(1,727,957)	(35,780,331)	(2,071%	)

Net loss	$(47,831,733)	$(3,634,660)	$(44,197,073)	(1,216%	)

The following table presents revenues from contracts with customers disaggregated by product/service:

	Nine Months Ended	Nine Months Ended	Change
	November 30, 2021	November 30, 2020	Dollars	Percentage
Device rental activities	$383,434	$214,803	$168,631	79%
Direct sales of goods and services	692,369	44,300	648,069	1,463%
	$1,075,803	$259,103	$816,700	315%

Total revenue for the nine-month period ended November 30, 2021 was $1,075,803 which represented an increase of $816,700 compared to total revenue of $259,103 for the nine months ended November 30, 2020. This large increase in direct sales is a result of unit sales which includes sales of new units totaling $575,813 with the remaining increases in training revenue. Rental activities increased by 79% as well as the Company continues to grow its business.

Gross profit

Total gross profit for the nine-month period ended November 30, 2021 was $779,499 which represented an increase of $590,379, compared to gross profit of $189,120 for the nine months ended November 30, 2020. The increase resulted primarily from the increased revenues noted above. The gross profit % of 72% for the nine-month period ended November 30, 2021 which was consistent with the 73% gross profit for the prior year’s corresponding period.

Operating Expenses

	Period		Change
	Nine Months Ended November 30, 2021	Nine Months Ended November 31, 2020	Dollars	Percentage
Research and development	$2,316,383	$211,025	$2,105,358	998%
General and administrative	8,455,224	1,780,824	6,674,400	375%
Depreciation and amortization	153,261	88,621	64,640	73%
Operating lease cost and rent	207,201	14,800	192,401	1,300%
(Gain) loss on disposal of fixed assets	(29,125)	553	(29,678)	5,367%
Operating expenses	$11,102,944	$2,095,823	$9,007,121	430%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the nine-month period ended November 30, 2021 and November 30, 2020, were $11,102,944 and $2,095,823, respectively. The overall increase of $9,007,121 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $6,674,400. In comparing the nine months ended November 30, 2021 and November 30, 2020 this significant increase was primarily due to increases in professional fees by $719,576, wages and salaries $2,994,796 (including bonus to CEO of $1,311,739), stock-based compensation $1,795,966, health insurance $87,303, investor relations $71,250, payments under deferred variable payment obligation $126,492, duty and freight $182,843, office expenses $148,847, advertising and promotion $77,908, bad debts expense $103,900 , software and technology $97,350,warehouse expense $73,362, and travel $278,883 with the remaining increase distributed amongst other G&A accounts. These large increases may be explained due to the large ramp up in costs this year to operate the new manufacturing facility, the hiring of 18 additional full-time employees and the termination costs of the former director. In addition, the expenses of the prior year’s corresponding quarter were also much lower due to the Covid 19 pandemic and the limited cash available at that time.

●	Research and development increased by $2,105,358 due to funding development of new products as well as upgrades of existing products.

●	Depreciation and amortization increased by $64,640 due to increases in fixed assets and revenue earning devices.

●	Operating lease cost and rent increased by $192,401 due to the three new leases including seven months of the new manufacturing facility for the nine months ended November 30, 2021 as compared to a month-to-month lease of office space for the nine months ended November 30, 2020.

●	(Gain) loss on disposal of fixed assets decreased by $29,678 due to a vehicle sold this current quarter.

Other Expense

Other expense during the nine months ended November 30, 2021 and November 30, 2020, was $37,508,288 and 1,727,957, respectively. The $35,780,331 increase in other income was attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt.

●	In comparing the nine months ended November 30, 2021 and the nine months ended November 30, 2020, the change in fair value of derivative liabilities decreased by $654,826 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock as well as reductions in derivative liability as a result of settlements on the underlying debt. Fair value of derivatives was largely affected by the decrease in the market price of the Company’s common stock during the current period as well as the significant reduction in convertible debt and accrued interest that occurred at the end of fiscal 2021 and first nine months of fiscal 2022.

●	Interest expense increased by $2,027,160 due to a significant increase loan payable, most significantly new loans totaling over $19 million, including loans from the Series F preferred share exchanges, and other debt exchanges.

●	Loss on settlement of debt was $33,068,313 the quarter ended November 30, 2021 and a gain of $30,032 in the prior year’s quarter. The amendment of the deferred variable payment obligation referred to in Note 8 led to a $33,015,215 loss which was partially offset by gains from accrued liabilities settlements and the debt exchange for common shares which was partially offset by a loss on the convertible debt amendment that resulted in an overall gain this quarter. This loss on settlement of debt is non-cash and has no effect on the cash flows of the Company.

Net loss

We had a net loss of $47,831,733 for the nine months ended November 30, 2021, compared to a net loss of $3,634,660 for the nine months ended November 30, 2020. The change is primarily the result of the loss on settlement in the nine months ended November 30, 2021 as well as the large increase in operating cost attributable to the new factory and payroll increases and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the nine months ended November 30, 2021, we have generated revenue and are trying to achieve positive cash flows from operations

As of November 30, 2021, we had a cash balance of $4,103,864, share proceeds receivable of $ 1,007,349, accounts receivable of $281,007, device parts inventory of $1,336,065 and $7,418,470 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	November 30, 2021	February 28, 2021
Current assets	$7,120,096	$1,207,033
Current liabilities(1)	7,418,470	4,410,710
Working capital	$(298,374)	$(3,203,677)

__________

(1)	As of November 30, 2021 and February 28, 2021, current liabilities included approximately $7,299 and $444,466, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of November 30, 2021 and February 28, 2021, we had a cash balance of $4,103,864 and $1,044,418, respectively.

	Nine Months Ended November 30, 2021	Nine Months Ended November 30, 2020
Net cash used in operating activities	$(10,434,762)	$(1,446,075)
Net cash used in investing activities	$(46,751)	$(76,577)
Net cash provided by financing activities	$13,540,949	$1,758,642

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended November 30, 2021 was ($10,434,762), which included a net loss of ($47,831,733), non-cash activity such as the loss on settlement of debt of $33,068,313, revenue earning device sold and expensed in cost of sales $3,410, bad debts expense $107,022, reduction of right of use asset of $75,609, accretion of lease liability $86,350, stock based compensation of $2,158,050, change in fair value of derivative liabilities of ($372,502), gain on disposal of fixed assets ($29,125) change in operating assets of ($773,791), amortization of debt discount of $2,700,233, increase in related party accrued payroll and interest of $220,140 and depreciation and amortization of $153,261 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended November 30, 2021 was ($46,751), which was the purchase of fixed assets of ($34,534), acquisition of trademarks ($26,327), proceeds on disposal of fixed assets of $30,000 and ($15,880) paid for security deposits.

Net cash provided by financing activities.

Net cash provided by financing activities was $13,540,949 for the nine months ended November 30, 2021. This consisted of share proceeds net of issuance costs of $7,463,654, proceeds from loans payable of $9,426,146, reduced by net repayments from loan payable – related party of $812,234, settlement of convertible debt $65,000, repayments on loans payable of $471,617, dividend on redemption on cancelled issuable Series F preferred shares ($500,000) , and Series G preferred shares redeemed as payment on incentive plan ($1,500,000).

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2021 filed with the SEC on June 1, 2021.

Related Party Transactions

For the nine months ended November 30, 2021, the Company repaid net advances of $812,234 from its loan payable-related party. For the nine months ended November 30, 2020 the Company repaid net advances of $344,618. At November 30, 2021, the loan payable-related party was $134,234 and $904,806 at February 28, 2021. Included in the balance due to the related party at November 30, 2021 is $54,000 of deferred salary and interest, $54,000 of which bears interest at 12%. At February 28, 2021, included in the balance due to the related party is $883,710 of deferred salary and interest, $642,000 of which bears interest at 12%. The accrued interest included in loan at November 30, 2021 and November 30, 2020 was $540 and $84,418, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer in Note 14, the Company accrued $1,979,500 of stock-based compensation with a corresponding adjustment to incentive compensation plan payable due to the vesting cost of the equity awards. These awards are payable through the issuance of Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. The Company will classify these awards granted as Series G Preferred Shares as a liability accordingly because of those terms. The Company issued and redeemed 1500 Series G Preferred Shares for $1,500,000 as payment on achieved equity awards.

During the three and nine months ended November 30, 2021 the Company was charged $1,041,788 and $562,837, respectively in consulting fees for research and development by a company partially owned by a principal shareholder. The principal shareholder with a minority interest in the related party has received no compensation from the related party company. During the three and nine months ended November 30, 2020, the Company was charged $10,157 and $121,973, respectively for consulting fees for research and development by a company owned by a principal shareholder, who received no compensation from the related party company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of November 30, 2021, we did not maintain effective controls over our control environment. Although we have now developed and effectively communicated to our employees our accounting policies and procedures. improved our segregation of duties, instituted more consistent practices and have received SOC Type 1 accreditation, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Management has determined that this circumstance constitute a material weakness.

2.	As of November 30, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Change in Internal Controls over Financial Reporting

During this reporting period the Company instituted many policies and procedures, adjusted the corporate structure and has received SOC Type 1 accreditation. This constitutes a material improvement in internal controls.

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

Artificial Intelligence Technology Solutions Inc.

Date: January 19, 2022	BY: /s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: January 19, 2022	BY: /s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)