Form 10-K
period 2022-02-28
Artificial Intelligence Technology Solutions Inc.
filed 2022-05-27
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

[  ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2021 based upon the closing price reported on such date was approximately $171,197,367. Shares of voting stock held by each officer and director and by each person who, as of August 31, 2021, may be deemed as have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of May 24, 2022, there were 4,833,100,360 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

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

iii

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

__________

1 https://www.statista.com/statistics/323113/distribution-of-the-security-services-market-worldwide/

2 https://www.statista.com/statistics/294206/revenue-of-security-services-in-the-us/

RAD solutions are unique because they:

1.	Start with an AI-driven autonomous response utilizing cellular-optimized communications, while easily connecting to a human operator for a manned response, as needed.

2.	Use unique hardware purpose-built by RAD for delivery of these solutions. Various form factors have been customized to deliver this new functionality.

3.	Deliver services through RAD-developed software and cloud services, allowing enterprise IT groups to focus on core competencies instead of maintenance of complex video and security platforms.

AITX Subsidiaries

AITX owns and operates three (3) wholly-owned subsidiaries.

1.	Robotic Assistance Devices, Inc. (RAD I) is the primary operating company of AITX. The company holds the dealer and end-user contracts, employs all US employees, operates the California and Michigan facilities, and is the primary industry-facing entity of AITX. RAD I owns all intellectual property related to RADSoC™, RAD Mobile SOC™, RADGuard™, and their core operating architecture. RAD I owns everything related to AITX’s line of stationary devices and their manufacturing. RAD I also implements and services the devices.

2.	Robotic Assistance Devices Group, Inc. (RAD G) is RAD G is an AITX subsidiary, separate from RAD I and RAD M, created for the purposes of expected future sales through a channel that is incompatible and non-competitive with RAD I’s existing channel. RAD G is focused on the development of advanced software and electronics solutions and hopes to have a solution in the marketplace by the end of 2022. The Company expects that this first solution, which will be software-only, will be marketed through RAD I. Additional solutions under development are likely to have a direct go-to-market strategy that complements RAD I’s strategy. Development efforts for these entities are highly confidential and will remain so until marketable solutions are ready to launch.

3.	Robotic Assistance Devices Mobile, Inc. (RAD M) is RAD M is an AITX subsidiary, separate from RAD I and RAD G, created for the purposes of future developments, partnerships, and marketing in which the Company may engage in the future. RAD M is focused on the development of autonomous mobile devices, both ground-based and airborne. RAD M’s first solution, the ROAMEO™ unmanned ground vehicle, incorporates RAD M technologies related to the development of custom chassis, drive train, power management, perception, and prediction. ROAMEO features technology from RAD I to perform its functions. The Company believes that ROAMEO will bring the first outdoor, rugged, commercial security and facility robot to market. This mobile solution will complement the stationary systems. ROAMEO is manufactured, implemented, and maintained by RAD I. ROAMEO began serial production in RAD’s Michigan facility in July 2021. RAD M will continue developing additional mobility solutions that RAD I will bring to market.

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

RAD has since won numerous awards for its solutions, including:

RAD Light My Way™, Secure Campus 2022 Awards, in the categories of ‘Security & Personal Safety Devices’ & ‘Artificial Intelligence’

AVA™ 3.0 with STAN™, Security Industry Association NPS Awards, in the category of ‘Access Control Software, Hardware, Devices and Peripherals’

ROSA™ with RAD Light My Way, CBRE Innovation Challenge 2021, in the category of ‘Best Workplace Experience Solution Award’

ROSA 180™, American Security Today 2021 ASTORS Awards, in the categories of ‘Best Robotic Perimeter Protection’ & ‘Best Motion Detection Solution’

RAD’s pivot to SCOT and its future derivatives is complete, and RAD’s current facilities can produce a mix of up to 100 units per month with moderate additional investment in equipment and manpower.

Introduction of RAD’s 3rd Generation Solutions

On October 13, 2021, RAD presented it’s ‘3rd Generation’ of solutions at an investor’s open house event. The event was held after market close, live streamed and made available to any interested party. RAD debuted:

1.	ROSA 3.0 – RAD’s best selling device for a variety of intrusion detection, loitering, monitoring and response purposes. New design, better lighting, communication, audio, uses RAD-G’s hardware.

2.	AVA 3.0 - RAD’s guard-gate replacement device. New design, better lighting, communication, audio, uses RAD-G’s hardware. Uses RADGuard 3.x.

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

3.	SCOT 3.0 – Designs shown. Additional demand required for full production. Will continue with 2.x until shells in stock are sold out.

4.	Wally 3.0 - Designs shown. Additional demand required for full production. Will continue with 2.x until shells in stock are sold out.

5.	‘Robotic Dogs’ – Partnership with Ghost Robotics shown. Additional details on RAD’s robotic dog solutions are expected to be presented in calendar year 2022.

6.	RAD Light My Way – RAD’s award winning personal safety software solution that utilizes RAD’s hardware. Sales to begun March 1, 2022.

7.	ROAMEO 2.1 – Newest version of ROAMEO, RAD’s rugged outdoor autonomous robot.

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

Roadmap

RAD expects to introduce new products and updates to several products during the remainder of 2022 and early 2023, including the following:

1) ROAMEO 3.0. This release will have an updated physical design inline with the general ‘RAD 3.0 look’ as well as feature several custom components that will significantly improve the robot’s long term autonomy.

2) RAD-dogs. Further details to be released throughout the fiscal year.

3) ‘ROI’, RAD’s entry into an existing market that we value between $ 250 million and $ 500million per year. The unit is in stealth mode and will be debuted at our before the GSX trade show in Atlanta in September 2022.

RAD’s hardware and software have benefited from continuous significant improvements and to date has over 1,500,000 paid operating hours.

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

Customer Acceptance of RAD Solutions

RAD end-users include one Fortune Top 10 company and a number of other Fortune 500 companies. RAD is currently deployed in logistics, commercial real estate, healthcare, amusement, manufacturing and retail industries. The Company believes that if RAD is ultimately deployed to only 5% of the facilities within any of these industries, the Company will be profitable.

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

COVID-19 Impact

The Company had little COVID-19 impact until the release of the 3.0 line. The little COVID-19 impact was due to early purchasing and inventory build up in anticipation of the supply chain disruptions.

The 3.0 lineup uses a variety of new equipment that we could not accumulate. The Company is presently experiencing issues caused by the ongoing supply chain constraints on these new components and pieces of equipment. Furthermore, shipping delays have impacted the timeliness of parts deliveries. Additionally shipping and component costs have been increasing.

These facts put negative pressure on our gross margins and add delays between the time an order is received and the time that order can be implemented and start generating revenue.

The greatest impact of COVID-19 remains it’s affect on labor. Namely the reduction of available workers for both the security industry – which is spurring demand for RAD solutions – and the increasing costs and reduction in availability of RAD staff in the software development and assembly areas. As such, the pandemic’s long term impact will be generally positive as customers gravitate towards our solutions. Additionally the higher wages we are paying our team members help assure continuation of our high employee retention rate.

Employees

As of May 25, 2022, we have 83 employees, including full-time global contract employees. None of our employees are represented by a union. We consider our employee relations to be excellent. AITX is rolling out its approved (April 2021 8-K) ESOP to all employees during the summer of 2022.

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

SOC 2 Compliance

The SOC 2 Report has become a benchmark standard, and now an often-specified requirement, in the software procurement process. Established by the American Institute of Certified Public Accountants (AICPA), criteria and reporting principles are outlined as a means for organizations to create a documented framework of policies and procedures to prove how they manage and secure data in the cloud and ensure protection of customer privacy and ensure internal communications are suitably handled. This achievement reflects the Company’s stated goals of best-in-class data protection and internal processes.

●	Implementation of ERP (enterprise resource planning) System

During the fiscal year the Company made a strategic investment in state-of-the-art ERP software to optimize its business process management, production capabilities and to better serve customers. The Company expects to have greater visibility on sales activities, trends, lead management and sales forecasting utilizing the new ERP.

●	Announced Strategic Alliances and Partnerships

The Company took steps to integrate its technology portfolio with other tech companies, working to bring solutions to market in a faster, more financially efficient manner. Announced alliances include:

March 24, 2021 - RAD to Integrate EAGL Gunshot Detection Technology into All Security Devices

https://radsecurity.com/robotic-assistance-devices-to-integrate-eagl-gunshot-detection-technology-into-all-security-devices/

August 19, 2021 - AITX Announces Details of Strategic Relationship with Ghost Robotics Corporation

https://radsecurity.com/aitx-announces-details-of-strategic-relationship-with-ghost-robotics-corporation/

●	Authorized Dealers Added to Dealer Network

RAD has more than 40 authorized dealers across the United States, Canada, and the EU, with plans for continued expansion. Dealers include the largest security companies in the world, including Allied Universal and Securitas. The ongoing addition of authorized dealers introduces and delivers RAD products to new markets. Dealer announcement and highlights include:

March 5, 2021 - RAD Announces Dealer Agreement with St. Moritz Security Services

https://radsecurity.com/robotic-assistance-devices-announces-dealer-agreement-with-st-moritz-security-services/

March 11, 2021 - RAD Announces Dealer Agreement with DSI

https://radsecurity.com/rad-announces-dealer-agreement-with-dsi/

May 24, 2021 - RAD Secures New Orders, Signs Two New Dealers, Pro Security Group and a Canadian Dealer

https://radsecurity.com/robotic-assistance-devices-secures-new-orders-signs-two-new-dealers/

June 17, 2021 - RAD Signs L&P Global Security as a New Dealer with Initial Unit Commitment

https://radsecurity.com/robotic-assistance-devices-signs-lp-global-security-as-a-new-dealer-with-initial-unit-commitment/

August 4, 2021 - RAD Announces Dealer Agreement with BSN Security, LLC

https://radsecurity.com/rad-announces-dealer-agreement-with-bsn-security-llc/

December 2, 2021 - RAD Signs EPIC Security Works as New Dealer and Receives 4 Unit ROSA Order

https://radsecurity.com/rad-signs-epic-security-works-as-new-dealer-and-receives-4-unit-rosa-order/

December 17, 2021 - RAD Receives Order for 10 ROSA Stationary Security Robots from Recently Signed Dealer Vista Security Group

https://radsecurity.com/rad-receives-order-for-10-rosa-stationary-security-robots-from-recently-signed-dealer-vista-security-group/

February 1, 2022 - RAD Signs SekurCorp as New Dealer and Receives AVA Order

https://radsecurity.com/rad-signs-sekurcorp-as-new-dealer-and-receives-ava-order/

February 18, 2022 - RAD Signs New Dealer and Receives ROSA Order with Additional Units Expected

https://radsecurity.com/rad-signs-new-dealer-and-receives-rosa-order-with-additional-units-expected/

February 22, 2022 - RAD Receives 5 Unit ROSA Order from Recently Signed Dealer Cancom Security Services

https://radsecurity.com/rad-receives-5-unit-rosa-order-from-recently-signed-dealer-cancom-security-services/

February 24, 2022 - RAD Signs Apex3 Systems as New Dealer and Receives ROSA Order with Additional Units Expected

https://radsecurity.com/rad-signs-apex3-systems-as-new-dealer-and-receives-rosa-order-with-additional-units-expected/

●	Return to Industry Conferences and Trade Shows

During the period, as COVID-19 concerns retreated, RAD returned to attending and exhibiting at several regional conferences and national trade shows. At these conferences, it is common for several from RAD’s sales team attend and conduct meeting with dealers, prospective clients and existing clients. RAD's participation during FY 2022 included:

●	ISC West 2021, the security industry’s premier trade show and conference, Las Vegas, NV, July 2021

●	NCS⁴, The National Center for Spectator Sports Safety and Security, Phoenix, AZ, November 2021

●	IAAPA (International Association of Amusement Parks and Attractions) 2021, the amusement and attractions industry’s leading show, Orlando, FL, November 2021

RAD will continue to attend conferences in FY 2023 within the security industry as well as targeted vertical markets where RAD solutions are in demand.

●	Discussion on Sales

The sales funnel has grown significantly over the course of this fiscal year. During the second half of the year the sales group increased substantially to five full time sales people lead by a sr VP of sales. The first few months of any new employee are focused on training and results sometimes take 6 months from date of hire.

In the fiscal year RAD added 311 sales opportunities to the sales funnel. An opportunity is mostly defined as an account that is exhibiting a pain that can be solved by RAD, has a budget, and has reached the point in the sales process where they have a quote they can sign. Management has identified that conversion of accounts from opportunities to clients is low and has identified some of the reasons for the low conversion rate:

●	Buyer fear of deploying new technology and the perceived risks associated with trying something new

●	Compliance questionnaires can take up 18 months, slowing down final approvals

●	Slow adoption of structural changes to Dealers sales processes and internal compensation programs

Despite this the sales funnel continues to grow in size and quality. Management continues to ‘chip away’ at these change-related obstacles to sales by taking a high profile approach to existing client success, continuously improving the hardware and software to continue to increase the value of our solutions to end users.

Management expects device count deployments may be between 250 and 1250 devices this fiscal year. As of May 2022 total devices deployed is approximately 250.

Uniformly end users and dealers report significant problems with recruiting and retaining manned labor. This fact is the primary driver of clients’ and dealers interest in RAD solutions. Management feels that the labor problem is going to increase in severity as inflationary pressures continue to drive up employee wages (making guard services more expensive) and reduce economic activity (presumably forcing companies to search out lower cost solutions to existing problems).

Management, based on daily conversations with clients, dealers and prospects, feels very strongly that there will be continued increasing demand for the Company’s solutions.

●	Additional Points of Interest

Management expects that as volume production grows, starting with ROSA, the company can achieve significant improvements in cost of goods sold. Part of these savings will be passed to the market in the form of reduced costs. Timing is dependent on parts costs reduction and timing of improvement of production efficiencies.

Management has registered a portfolio of Trademarks. Management may, depending on budget and finance, seek to acquire utility patents for a few innovations that the Company feels desire patent protection and are easily defensible.

Management suggests that revenue from device monitoring from RAD partners could, over time, become up to 15% of company revenues. There is little to no cost associated with this revenue stream.

Legal Proceedings

See Item 3 - Legal Proceedings.

ITEM 1A. RISK FACTORS

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our corporate offices at 701 North Green Valley Parkway, Suite 200, Henderson, Nevada, 89704 pursuant to a month-to-month lease. Our annual rental cost for this facility is approximately $936 per year. RAD maintains a mailing address of 31103 Ranch Viejo Road, Suite D2114, San Juan Capistrano, CA 92675, USA for a nominal fee of $264 per year. RAD entered into a 15-month lease at 18009 Sky Park Circle Suite E , Irvine, California 92614, that began on December 18, 2020 and terminated on March 31, 2022, at annual cost of  $46,308. This property is used as the West Coast Sales and Service Center. The lease is not renewable.

On March 10, 2021 the Company entered into a ten-year lease of a 29,316 square foot building located  at 10800 Galaxie Avenue,  Ferndale, Michigan 48220. The lease began on May 1, 2021. These premises are being used for offices, manufacturing and distribution. The annual rental cost for this facility is approximately $190,000, plus a proportionate share of operating expenses of approximately $28,000 annually

On January 28, 2022, the Company entered into a 2-year lease agreement for office space at 1516 E Edinger, Santa Ana, California, 92705, commencing on February 1, 2022 through to January 31, 2024 with a minimum base rent of $1,500 per month. The Company paid a security deposit of $1,500

ITEM 3. LEGAL PROCEEDINGS

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

	High	Low
Fiscal Year Ended February 28, 2022:
Quarter ended February 28, 2022	$0.03	$0.02
Quarter ended November 30, 2021	$0.05	$0.03
Quarter ended August 31, 2021	$0.09	$0.03
Quarter ended May 31, 2021	$0.16	$0.05

Fiscal Year Ended February 28, 2021:
Quarter ended February 28, 2021	$0.29	$0.00
Quarter ended November 30, 2020	$0.01	$0.00
Quarter ended August 31, 2020	$0.10	$0.00
Quarter ended May 31, 2020	$2.00	$0.03

On May 12, 2022, the closing price per share of the Company’s common stock as quoted on the OTC was $0.0126.

Dividends

To date, we have not paid dividends on shares of the Company’s common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, AITX’s financial condition, and other factors deemed relevant by its Board of Directors.

Holders of Common Stock

As of May 12, 2022, there were 13 holders of AITX’s common stock of which 13 were active. The number of foregoing holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company is authorized to issue 5,000,000,000 shares of common stock, with a par value of $0.00001. The closing price of its common stock on May 12, 2022, as quoted by OTC Markets Group, Inc., was $0.0126. There were 4,833,110,360 shares of common stock issued and outstanding as of May 12, 2022. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the years ended February 28, 2022 and February 28, 2021, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Series E Preferred Stock

The Board of Directors has designated 4,350,000 shares of Series E Preferred Stock. As of the date of this report, there are 3,350,000 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Corporation. The Series E preferred stock is non-redeemable, does not have rights upon liquidation of the Company and does not receive dividends. The outstanding shares of Series E Preferred Stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of equity instruments with voting rights. As a result, the holders of Series E Preferred Stock have 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

Series F Convertible Preferred Stock

The Board of Directors has designated 4,350 shares of Series F Convertible Preferred Stock with a par value of $1.00 per share. As of the date of this report, there are 2,532 shares of Series F Convertible Preferred Stock outstanding. The Series F Convertible Preferred Stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis. So long as any shares of Series F Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

Series G Preferred Stock

The board of directors has designated 100,000 shares of Series G Preferred Stock. As of the date of this report, there are no shares of Series G Preferred Stock outstanding. The Series G preferred stock does not have voting rights, does not have rights upon liquidation of the Company and does not receive dividends.

Transfer Agent and Registrar

The Transfer Agent for our capital stock is Transhare with an address at 15500 Roosevelt Boulevard, Suite 302, Clearwater, Florida 33760. Their telephone number is Office phone: 303-662-1112.

Recent Sales of Unregistered Securities

The following is a summary of transactions by AITX involving sales of its securities that were not registered under the Securities Act.

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
Number of shares outstanding February 28, 2017						18
March 7, 2017	conversion	$1,840	$—	$—	$1,840	1
March 22, 2017	conversion	1,971	—	—	1,971	1
March 27, 2017	cancelation***	—	—	—	—	(1)
April 3, 2017	conversion	1,487	3,397	—	4,884	1
April 7, 2017	conversion	1,000	—	—	1,000	1
April 20, 2017	conversion	920	—	—	920	1
April 24, 2017	conversion	6,876	—	—	6,876	1
April 26, 2017	conversion	1,130	—	—	1,130	1
May 2, 2017	conversion	1,130	—	—	1,130	1
May 4, 2017	conversion	1,240	—	—	1,240	1
May 4, 2017	conversion	8,854	—	—	8,854	1
May 8, 2017	conversion	9,296	—	—	9,296	1
May 12, 2017	conversion	1,432	—	—	1,432	1
May 15, 2017	conversion	11,661	—	—	11,661	1
May 15, 2017	conversion	1,550	—	—	1,550	2
May 18, 2017	conversion	13,629	—	—	13,629	2
May 23, 2017	conversion	9,684	3,059	—	12,743	1
May 24, 2017	conversion	1,730	—	—	1,730	2
May 30, 2017	conversion	1,890	—	—	1,890	2
June 7, 2017	conversion	1,985	—	—	1,985	2
June 9, 2017	conversion	2,085	—	—	2,085	2
June 12, 2017	conversion	2,185	—	—	2,185	2
June 14, 2017	conversion	2,295	—	—	2,295	2
June 19, 2017	conversion	2,400	—	—	2,400	2
June 20, 2017	conversion	2,500	—	—	2,500	3
June 20, 2017	conversion	3,000	358	—	3,358	—
June 22, 2017	warrant exercise****	—	—	—	—	3
June 28, 2017	conversion	2,800	—	—	2,800	3
June 28, 2017	warrant exercise****	—	—	—	—	3
July 5, 2017	conversion	3,050	—	—	3,050	3
July 6, 2017	warrant exercise****	—	—	—	—	3
July 7, 2017	warrant exercise****	—	—	—	—	—
July 7, 2017	conversion	3,400	—	—	3,400	3
July 26, 2017	conversion	3,500	—	—	3,500	4
July 28, 2017	conversion	9,750	—	—	9,750	1
July 28, 2017	conversion	4,000	—	—	4,000	4
August 2, 2017	conversion	75,000	—	—	75,000	4
August 2, 2017	conversion	75,000	2,483	—	77,483	4
August 4, 2017	conversion	11,184	—	—	11,184	—
August 14, 2017	conversion	4,500	—	—	4,500	5
August 21, 2017	conversion	4,700	—	—	4,700	5
August 29, 2017	conversion	4,900	—	—	4,900	5
September 5, 2017	conversion	26,250	—	—	26,250	5
September 18, 2017	conversion	27,250	—	—	27,250	5
September 27, 2017	conversion	29,000	—	—	29,000	6
October 16, 2017	conversion	30,500	—	—	30,500	6
October 16, 2017	conversion	10,000	—	—	10,000	—
Number of shares outstanding February 28, 2018						124

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
April 16, 2018	conversion	132,160	—	—	132,160	6
April 26, 2018	conversion	14,500	—	500	15,000	1
May 1, 2018	conversion	26,250	—	—	26,250	3
May 3, 2018	conversion	5,000	—	—	5,000	—
May 7, 2018	conversion	27,900	—	—	27,900	3
May 10, 2018	conversion	32,400	—	—	32,400	4
May 11, 2018	conversion	14,500	—	500	15,000	2
May 15, 2018	conversion	7,060	—	500	7,560	2
May 15, 2018	conversion	8,000	—	—	8,000	1
May 21, 2018	conversion	20,250	—	—	20,250	3
May 22, 2018	conversion	6,075	—	—	6,075	1
May 24, 2018	conversion	13,056	3,300	—	16,356	2
May 30, 2018	conversion	8,182	—	—	8,182	2
May 30, 2018	conversion	15,000	—	—	15,000	3
June 7, 2018	conversion	2,922	—	—	2,922	1
June 18, 2018	conversion	17,000	—	—	17,000	4
June 19, 2018	conversion	14,500	—	500	15,000	3
June 28, 2018	conversion	18,000	—	—	18,000	4
June 28, 2018	cancellation	(7,060)	—	(500)	(7,560)	(2)
July 5, 2018	conversion	14,500	—	500	15,000	4
July 5, 2018	conversion	8,818	—	—	8,818	3
July 11, 2018	conversion	10,200	—	—	10,200	4
July 11, 2018	conversion	14,500	—	500	15,000	5
July 19, 2018	conversion	16,000	—	500	16,500	5
July 19, 2018	conversion	11,000	1,366	—	12,366	4
July 23, 2018	conversion	14,500	—	500	15,000	7
July 25, 2018	conversion	5,000	—	—	5,000	2
July 31, 2018	conversion	11,000	1,455	—	12,455	6
August 24, 2018	conversion	—	15,300	—	15,300	10
August 27, 2018	conversion	5,500	—	500	6,000	10
August 29, 2018	conversion	4,280	—	500	4,780	11
August 30, 2018	conversion	6,000	—	—	6,000	10
August 30, 2018	rounding shares	—	—	—	—	—
August 31, 2018	conversion	20,000	—	—	20,000	11
August 31, 2018	conversion	7,500	—	500	8,000	11
September 5, 2018	conversion	8,800	1,375	—	10,175	13
September 5, 2018	conversion	7,800	—	—	7,800	13
September 7, 2018	conversion	7,000	—	500	7,500	13
September 12, 2018	conversion	5,355	—	—	5,355	15
September 12, 2018	conversion	6,500	—	500	7,000	14
September 13, 2018	conversion	5,395	—	—	5,395	13
September 13, 2018	conversion	3,436	—	500	3,936	14
September 18, 2018	conversion	5,670	—	—	5,670	19
September 20, 2018	conversion	3,448	—	500	3,948	19
September 21, 2018	conversion	6,720	—	—	6,720	19
September 24, 2018	conversion	5,250	—	—	5,250	18
September 26, 2018	conversion	6,132	—	—	6,132	23
September 28, 2018	conversion	3,084	—	500	3,584	23
October 1, 2018	conversion	3,100	—	—	3,100	20
October 3, 2018	conversion	4,030	—	—	4,030	26
October 3, 2018	conversion	2,202	—	500	2,702	25
October 5, 2018	conversion	2,750	485	—	3,235	16
October 5, 2018	conversion	4,449	—	—	4,449	29
October 8, 2018	conversion	8,835	—	—	8,835	105
October 9, 2018	conversion	4,158	—	500	4,658	30

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
October 10, 2018	conversion	4,988	—	—	4,988	29
October 15, 2018	conversion	5,935	—	—	5,935	33
October 18, 2018	conversion	9,000	—	—	9,000	113
October 19, 2018	conversion	4,400	713	—	5,113	33
October 23, 2018	conversion	9,840	—	—	9,840	317
November 1, 2018	conversion	9,400	—	—	9,400	94
November 5, 2018	conversion	6,195	—	—	6,195	52
November 15, 2018	conversion	7,980	—	—	7,980	95
November 27, 2018	conversion	3,850	724	—	4,574	123
December 6, 2018	conversion	4,056	797	—	4,853	141
December 7, 2018	conversion	2,034	—	—	2,034	66
December 10, 2018	conversion	2,367	—	—	2,367	76
December 10, 2018	conversion	2,333	—	500	2,833	91
December 10, 2018	conversion	1,475	—	500	1,975	91
December 10, 2018	conversion	3,348	—	—	3,348	90
December 11, 2018	conversion	2,489	—	—	2,489	80
December 11, 2018	conversion	4,340	—	—	4,340	140
December 12, 2018	conversion	3,500	—	—	3,500	94
December 12, 2018	conversion	6,600	1,306	—	7,906	213
December 13, 2018	conversion	2,408	—	500	2,908	134
December 13, 2018	conversion	3,426	—	—	3,426	111
December 14, 2018	conversion	4,154	—	—	4,154	134
December 18, 2018	conversion	4,368	—	—	4,368	141
December 19, 2018	conversion	3,100	—	500	3,600	160
December 19, 2018	conversion	1,000	3,348	—	4,348	161
December 20, 2018	conversion	—	—	—	—	130
December 20, 2018	conversion	2,155	—	500	2,655	169
December 20, 2018	conversion	3,636	—	—	3,636	117
December 20, 2018	conversion	7,480	1,520	—	9,000	333
December 24, 2018	conversion	2,970	—	—	2,970	110
December 26, 2018	conversion	3,213	—	—	3,213	143
December 27, 2018	conversion	1,870	1,381	—	3,252	120
December 28, 2018	conversion	3,700	—	500	4,200	227
December 31, 2018	conversion	4,869	—	—	4,869	216
December 31, 2018	conversion	5,365	—	—	5,365	290
January 2, 2019	conversion	7,370	1,562	—	8,932	425
January 7, 2019	conversion	3,360	—	—	3,360	240
January 7, 2019	conversion	3,944	—	—	3,944	290
January 8, 2019	conversion	4,080	—	—	4,080	300
January 9, 2019	conversion	3,161	—	500	3,661	317
January 10, 2019	conversion	3,380	—	—	3,380	325
January 11, 2019	conversion	5,280	1,150	—	6,430	397
January 11, 2019	conversion	3,625	—	—	3,625	290
January 14, 2019	conversion	3,400	—	—	3,400	340
January 15, 2019	conversion	4,100	—	—	4,100	410
January 15, 2019	conversion	4,300	—	—	4,300	430
January 17, 2019	conversion	4,800	—	—	4,800	480
January 22, 2019	conversion	4,435	—	—	4,435	504
January 22, 2019	conversion	4,230	—	—	4,230	470
January 23, 2019	conversion	3,816	—	—	3,816	530
January 25, 2019	conversion	3,781	—	—	3,781	556
January 28, 2019	conversion	3,276	—	—	3,276	585
January 29, 2019	conversion	3,690	—	—	3,690	615
January 29, 2019	conversion	3,870	—	—	3,870	645

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
January 30, 2019	conversion	4,080	—	—	4,080	680
January 31, 2019	conversion	4,500	—	—	4,500	750
January 31, 2019	conversion	4,290	—	—	4,290	715
February 4, 2019	conversion	4,740	—	—	4,740	790
February 5, 2019	cancellation	(2,658)	—	—	(2,658)	(17)
February 5, 2019	conversion	4,980	—	—	4,980	830
February 12, 2019	conversion	5,340	—	—	5,340	890
February 14, 2019	conversion	5,236	—	—	5,236	935
February 21, 2019	conversion	4,956	—	—	4,956	900
Number of shares outstanding February 28, 2019						20,026
May 6, 2019	conversion	5,768	—	—	5,768	1,030
May 6, 2019	conversion	15,000	—	—	15,000	882
May 6, 2019	conversion	11,900	—	—	11,900	992
May 7, 2019	conversion	6,048	—	—	6,048	1,080
May 7, 2019	conversion	11,900	—	—	11,900	992
May 8, 2019	conversion	6,384	—	—	6,384	1,140
May 8, 2019	conversion	11,800	—	—	11,800	983
May 8, 2019	conversion	7,312	—	500	7,812	1,240
May 9, 2019	conversion	12,500	—	—	12,500	1,136
May 10, 2019	conversion	7,200	—	—	7,200	655
May 8, 2019	conversion	4,400	—	—	4,400	1,000
May 13, 2019	conversion	7,493	—	—	7,493	1,338
May 13, 2019	conversion	12,650	3,786	—	16,436	1,957
May 21, 2019	conversion	3,281	—	—	3,281	586
May 22, 2019	conversion	11,550	3,526	—	15,076	2,094
July 11, 2019	conversion	11,000	3,984	—	14,984	1,921
July 25, 2019	conversion	8,584	—	—	8,584	2,000
July 30, 2019	conversion	16,940	6,350	—	23,290	3,882
July 31, 2019	conversion	9,872	—	—	9,872	2,300
August 2, 2019	conversion	10,301	—	—	10,301	2,400
August 8, 2019	conversion	21,450	8,170	—	29,620	4,937
August 11, 2019	conversion	10,945	—	—	10,945	2,550
August 11, 2019	conversion	5,837	—	—	5,837	1,360
August 12, 2019	conversion	8,800	—	—	8,800	2,750
August 12, 2019	conversion	13,915	5,337	—	19,252	4,011
August 13, 2019	conversion	3,528	—	—	3,528	1,260
August 14, 2019	conversion	5,920	—	—	5,920	2,960
August 15, 2019	conversion	12,650	4,877	—	17,527	5,842
August 15, 2019	conversion	6,200	—	—	6,200	3,100
August 16, 2019	conversion	8,060	—	—	8,060	4,030
August 19, 2019	conversion	6,784	—	—	6,784	4,240
August 20, 2019	conversion	7,136	—	—	7,136	4,460
August 20, 2019	conversion	12,100	4,705	—	16,805	7,002
August 21, 2019	conversion	4,284	5,628	—	9,912	4,690
August 22, 2019	conversion	—	6,348	—	6,348	5,290
August 23, 2019	conversion	—	4,400	—	4,400	5,500
August 26, 2019	conversion	7,810	3,068	—	10,878	9,065
August 26, 2019	conversion	—	3,416	—	3,416	4,270
August 27, 2019	conversion	—	2,240	—	2,240	2,800
August 29, 2019	conversion	—	5,344	—	5,344	6,680
September 3, 2019	conversion	—	5,616	—	5,616	7,020
September 3, 2019	conversion	6,149	2,449	—	8,598	14,329

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
September 4, 2019	conversion	—	2,956	—	2,956	7,390
September 5, 2019	conversion	—	3,240	—	3,240	8,100
September 6, 2019	conversion	—	3,560	—	3,560	8,900
September 9, 2019	conversion	—	3,752	—	3,752	9,380
September 10, 2019	conversion	—	3,944	—	3,944	9,860
September 10, 2019	conversion	6,826	2,750	—	9,575	15,959
September 11, 2019	conversion	—	4,129	—	4,129	10,300
September 12, 2019	conversion	2,447	2,233	—	4,680	11,700
September 13, 2019	conversion	4,920	—	—	4,920	12,300
September 16, 2019	conversion	2,818	2,342	—	5,160	12,900
September 17, 2019	conversion	—	2,960	—	2,960	7,400
September 18, 2019	conversion	—	4,760	—	4,760	11,900
September 19, 2019	conversion	—	2,920	—	2,920	7,300
September 20, 2019	conversion	202	1,998	—	2,200	5,500
September 25, 2019	conversion	4,506	234	—	4,740	12,600
October 3, 2019	conversion	5,651	349	—	6,000	15,000
October 10, 2019	conversion	3,760	280	—	4,040	10,100
October 25, 2019	conversion	2,584	556	—	3,140	15,700
November 4, 2019	conversion	2,926	354	—	3,280	16,400
November 27, 2019	conversion	2,970	770	—	3,740	18,700
January 3, 2020	conversion	—	2,640	—	2,640	13,200
January 27, 2020	conversion	3,360	—	—	3,360	16,800
February 1, 2020	cancellation	(3,360)	—	—	(3,360)	(16,800)
February 5, 2020	cancellation	—	(640)	—	(640)	(3,200)
February 5, 2020	conversion	—	4,060	—	4,060	20,300
February 29, 2020	rounding shares issuable	—	—	—	—	2,946
Number of shares outstanding February 29, 2020						418,415
March 29, 2020	Conversion	—	2,568	—	2,568	21,400
March 30, 2020	Conversion	742	—	500	1,242	20,700
March 31, 2020	Conversion	—	1,013	—	1,013	21,100
April 3, 2020	Conversion	—	936	—	936	19,500
April 6, 2020	Conversion	868	—	500	1,368	22,800
April 7, 2020	Conversion	—	1,186	—	1,186	24,700
April 7, 2020	Conversion	1,500	—	500	2,000	25,000
April 8, 2020	Conversion	—	1,104	—	1,104	23,000
April 13, 2020	Conversion	—	1,474	—	1,474	30,700
April 14, 2020	Conversion	—	1,272	—	1,272	26,500
April 16, 2020	Conversion	1,456	—	500	1,956	32,600
April 17, 2020	Conversion	—	1,613	—	1,613	33,600
April 20, 2020	Conversion	—	1,776	—	1,776	37,000
April 20, 2020	Conversion	1,200	—	500	1,700	23,611
April 21, 2020	Conversion	—	1,448	—	1,448	31,000
April 23, 2020	Conversion	—	1,773	—	1,773	38,500
April 24, 2020	Conversion	—	1,392	—	1,392	43,500
April 24, 2020	Conversion	1,941	—	500	2,441	42,420
April 27, 2020	Conversion	—	1,469	—	1,469	45,900
April 28, 2020	Conversion	—	781	—	781	24,400
April 28, 2020	Conversion	—	1,376	—	1,376	43,000
April 29, 2020	Conversion	2,400	—	500	2,900	48,333
April 30, 2020	Conversion	—	1,408	—	1,408	44,000
April 30, 2020	Conversion	2,225	—	500	2,725	54,500
May 1, 2020	Conversion	—	1,792	—	1,792	56,009
May 4, 2020	Conversion	—	1,728	—	1,728	54,000
May 4, 2020	Conversion	5,060	2,719	—	7,779	129,643

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
May 4, 2020	Conversion	2,724	—	500	3,224	71,640
May 5, 2020	Conversion	—	2,365	—	2,365	73,900
May 6, 2020	Conversion	3,750	—	500	4,250	78,703
May 7, 2020	Conversion	—	2,170	—	2,170	67,800
May 7, 2020	Conversion	2,640	—	500	3,140	78,500
May 8, 2020	Conversion	—	1,592	—	1,592	59,400
May 11, 2020	Conversion	1,843	—	500	2,343	90,100
May 12, 2020	Conversion	—	2,095	—	2,095	100,700
May 12, 2020	Conversion	1,910	—	500	2,410	95,000
May 12, 2020	Conversion	4,070	2,208	—	6,278	201,231
May 13, 2020	Conversion	—	2,413	—	2,413	116,000
May 14, 2020	Conversion	—	1,936	—	1,936	94,000
May 14, 2020	Conversion	2,698	—	500	3,198	123,000
May 14, 2020	Conversion	3,300	—	500	3,800	121,794
May 15, 2020	Conversion	—	1,764	—	1,764	98,000
May 15, 2020	Conversion	4,510	2,416	—	6,926	232,206
May 18, 2020	Conversion	—	2,728	—	2,728	155,000
May 19, 2020	Conversion	—	2,546	—	2,546	148,000
May 19, 2020	Conversion	3,108	—	500	3,608	164,000
May 19, 2020	Conversion	3,108	—	500	3,608	164,000
May 19, 2020	Conversion	2,450	—	500	2,950	121,399
May 20, 2020	Conversion	—	2,477	—	2,477	144,000
May 21, 2020	Conversion	—	3,560	—	3,560	207,000
May 22, 2020	Conversion	3,600	—	500	4,100	210,000
May 22, 2020	Conversion	5,665	3,112	—	8,777	416,744
May 25, 2020	Conversion	3,238	—	500	3,738	230,000
May 26, 2020	Conversion	—	3,120	—	3,120	240,000
May 27, 2020	Conversion	—	2,280	—	2,280	190,000
May 28, 2020	Conversion	—	2,148	—	2,148	179,000
May 28, 2020	Conversion	6,050	3,347	—	9,397	522,072
May 28, 2020	Rounding shares	—	—	—	—	9
May 29, 2020	Conversion	4,000	—	500	4,500	257,731
June 1, 2020	Conversion	—	2,367	—	2,367	202,000
June 1, 2020	Conversion	4,380	—	—	4,380	300,000
June 1, 2020	Conversion	8,680	—	—	8,680	620,000
June 3, 2020	Conversion	—	3,427	—	3,427	357,000
June 4, 2020	Conversion	4,372	—	500	4,872	435,000
June 4, 2020	Conversion	—	2,554	—	2,554	285,000
June 3, 2020	Conversion	7,095	3,954	—	11,049	754,703
June 4, 2020	Conversion	9,744	—	—	9,744	870,000
June 5, 2020	Conversion	—	3,916	—	3,916	445,000
June 8, 2020	Conversion	4,770	—	—	4,770	530,000
June 8, 2020	Conversion	—	2,980	—	2,980	487,000
June 8, 2020	Conversion	6,600	3,700	—	10,300	1,122,004
June 9, 2020	Conversion	3,593	—	500	4,093	535,000
June 10, 2020	Conversion	4,396	—	500	4,896	640,000
June 10, 2020	Conversion	—	2,472	—	2,472	404,000
June 11, 2020	Conversion	—	2,935	—	2,935	587,000
June 11, 2020	Conversion	4,320	—	—	4,320	720,000
June 12, 2020	Conversion	6,600	3,718	—	10,318	1,433,000
June 15, 2020	Conversion	—	3,126	—	3,126	704,000
June 15, 2020	Conversion	9,435	—	—	9,435	1,700,000
June 15, 2020	Conversion	4,218	—	500	4,718	850,000
June 17, 2020	Conversion	—	3,135	—	3,135	825,000

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
June 17, 2020	Conversion	4,750	—	—	4,750	1,000,000
June 17, 2020	Conversion	5,830	3,303	—	9,133	1,902,773
June 18, 2020	Conversion	—	2,608	—	2,608	815,000
June 18, 2020	Conversion	4,300	—	500	4,800	1,200,000
June 19, 2020	Conversion	3,500	—	500	4,000	1,000,000
June 19, 2020	Conversion	—	2,797	—	2,797	874,000
June 19, 2020	Conversion	6,490	3,686	—	10,176	2,119,985
June 22, 2020	Conversion	—	4,627	—	4,627	1,446,000
June 22, 2020	Conversion	6,930	3,950	—	10,880	2,266,600
June 23, 2020	Conversion	—	5,120	—	5,120	1,600,000
June 22, 2020	Conversion	10,000	—	—	10,000	2,500,000
June 23, 2020	Conversion	6,100	—	500	6,600	1,650,000
June 23, 2020	Conversion	10,120	5,775	—	15,895	3,311,362
June 23, 2020	Conversion	2,488	—	500	2,988	747,000
June 24, 2020	Conversion	8,400	—	—	8,400	2,100,000
June 24, 2020	Conversion	17,200	—	—	17,200	4,300,000
June 24, 2020	Conversion	10,120	5,781	—	15,901	3,312,766
June 24, 2020	Conversion	1,150	—	500	1,650	343,750
June 25, 2020	Conversion	—	7,040	—	7,040	2,200,000
June 25, 2020	Conversion	10,300	—	500	10,800	2,700,000
June 25, 2020	Conversion	11,275	6,448	—	17,723	3,692,421
June 26, 2020	Conversion	—	6,400	—	6,400	2,000,000
June 29, 1930	Conversion	12,800	—	—	12,800	3,200,000
June 29, 2020	Conversion	3,355	485	—	3,840	1,200,000
June 30, 2020	Conversion	4,841	119	—	4,960	1,550,000
June 29, 2020	Conversion	13,000	861	—	13,861	2,887,685
July 1, 2020	Conversion	12,980	—	500	13,480	3,370,000
July 1, 2020	Conversion	22,800	—	—	22,800	5,700,000
July 1, 2020	Conversion	12,485	7,191	—	19,676	4,099,085
July 1, 2020	Conversion	5,222	116	—	5,338	1,668,000
July 2, 2020	Conversion	7,248	112	—	7,360	2,300,000
July 6, 2020	Conversion	16,088	—	—	16,088	4,021,875
July 1, 2020	Conversion	13,250	861	—	14,111	2,945,058
July 6, 2020	Conversion	17,600	10,195	—	27,795	5,790,666
July 7, 2020	Conversion	7,462	538	—	8,000	2,500,000
July 8, 2020	Conversion	6,297	103	—	6,400	2,000,000
July 9, 2020	Conversion	18,150	10,550	—	28,700	5,979,187
July 9, 2020	Conversion	20,000	—	—	20,000	5,000,000
July 10, 2020	Conversion	9,403	197	—	9,600	3,000,000
July 14, 2020	Conversion	—	10,240	—	10,240	3,200,000
July 14, 2020	Conversion	12,000	—	—	12,000	3,000,000
July 14, 2020	Conversion	9,230	370	—	9,600	3,000,000
July 14, 2020	Conversion	12,114	7,082	—	19,196	3,999,234
July 14, 2020	Conversion	24,000	—	—	24,000	6,000,000
July 14, 2020	Conversion	—	12,800	—	12,800	4,000,000
July 16, 2020	Conversion	22,611	13,782	—	36,392	7,581,749
July 17, 2020	Conversion	33,000	18,736	—	51,736	10,645,130
July 20, 2020	Conversion	—	1,600	—	1,600	500,000
July 20, 2020	Conversion	32,000	—	—	32,000	8,000,000
July 20, 2020	Conversion	28,600	16,249	—	44,849	9,237,550
July 20, 2020	Conversion	—	10,560	—	10,560	3,300,000
July 21, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 22, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 22, 2020	Conversion	—	24,000	—	24,000	7,500,000

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
July 23, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 24, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 24, 2020	Conversion	9,000	—	—	9,000	2,000,000
July 24, 2020	Conversion	27,500	15,741	—	43,241	6,863,668
July 27, 2020	Conversion	16,018	182	—	16,200	5,000,000
July 27, 2020	Conversion	—	22,680	—	22,680	7,000,000
July 28, 2020	Conversion	9,150	50	—	9,200	2,500,000
July 29, 2020	Conversion	50,032	7,700	—	57,732	9,785,085
July 29, 2020	Conversion	10,456	44	—	10,500	2,500,000
July 29, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 29, 2020	Conversion	27,500	15,833	—	43,333	6,878,219
July 30, 2020	Conversion	10,463	37	—	10,500	2,500,000
July 30, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 30, 2020	Conversion	57,750	—	—	57,750	11,000,000
July 30, 2020	Conversion	12,570	30	—	12,600	3,000,000
July 31, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 31, 2020	Conversion	23,100	13,330	—	36,430	7,019,333
July 31, 2020	Conversion	6,734	66	—	6,800	2,000,000
August 3, 2020	Conversion	43,500	—	—	43,500	10,000,000
August 3, 2020	Conversion	—	29,400	—	29,400	7,000,000
August 3, 2020	Conversion	—	8,500	—	8,500	2,500,000
August 4, 2020	Conversion	17,985	10,427	—	28,412	5,474,293
August 4, 2020	Conversion		5,800	—	5,800	2,500,000
August 5, 2020	Conversion	27,500	13,979	—	41,479	8,837,286
August 6, 2020	Conversion	33,741	18,759	—	52,500	12,500,000
August 6, 2020	Conversion	—	17,000	—	17,000	5,000,000
August 10, 2020	Conversion	43,294	953	—	44,247	15,000,000
August 11, 2020	Conversion	25,850	15,107	—	40,957	17,065,350
August 11, 2020	Conversion	12,533	10,000	—	22,533	11,268,750
August 12, 2020	Conversion	8,965	5,245	—	14,210	5,920,900
August 14, 2020	Conversion	27,500	15,510	—	43,010	17,920,835
August 14, 2020	Conversion	16,000	—	—	16,000	8,000,000
August 17, 2020	Conversion	—	12,000	—	12,000	6,000,000
August 19, 2020	Conversion	—	12,000	—	12,000	6,000,000
August 19, 2020	Conversion	26,510	15,040	—	41,550	17,312,501
August 27, 2020	Conversion	25,441	10,000	500	35,941	17,970,625
August 28, 2020	Conversion	41,000	—	—	41,000	20,000,000
August 28, 2020	Conversion	38,500	21,894	—	60,394	25,164,027
August 31, 2020	Conversion	39,500	—	500	40,000	20,000,000
September 3, 2020	Conversion	44,990	25,974	—	70,964	29,568,429
September 4, 2020	Conversion	48,100	—	500	48,600	27,000,000
September 10, 2020	Conversion	44,000	19,046	—	63,046	29,188,067
September 14, 2020	Conversion	36,000	—	—	36,000	20,000,000
September 16, 2020	Conversion	36,300	15,858	—	52,158	28,976,854
September 17, 2020	Conversion	30,000	—	—	30,000	20,000,000
September 21, 2020	Conversion	29,700	13,074	—	42,774	35,645,000
September 22, 2020	Conversion	33,500	—	500	34,000	34,000,000
September 22, 2020	Conversion	20,000	—	—	20,000	20,000,000
September 25, 2020	Conversion	27,500	12,179	—	39,679	38,900,867
September 28, 2020	Conversion	21,000	—	—	21,000	30,000,000
September 28, 2020	Conversion	6,850	—	500	7,350	15,000,000
September 29, 2020	Conversion	23,300	—	500	23,800	34,000,000
September 30, 2020	Conversion	27,500	12,410	—	39,910	47,511,901
October 5, 2020	Conversion	27,500	11,991	—	39,491	50,630,340

(continued)

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
October 5, 2020	Conversion	17,500	—	—	17,500	25,925,926
October 6, 2020	Conversion	5,881	9,360	500	15,741	24,217,169
October 6, 2020	Conversion	6,780	—	500	7,280	16,000,000
October 8, 2020	Conversion	33,000	14,762	—	47,762	61,233,329
October 12, 2020	Conversion	27,500	12,375	—	39,875	66,458,333
October 15, 2020	Conversion	41,800	26,711	—	68,511	114,185,778
October 15, 2020	Conversion	6,500	—	500	7,000	20,000,000
October 21, 2020	Conversion	22,000	10,032	—	32,032	53,386,667
October 26, 2020	Conversion	10,000	5,000	—	15,000	25,000,000
October 29, 2020	Conversion	44,000	20,298	—	64,298	107,164,443
October 29, 2020	Conversion	27,500	14,000	—	41,500	69,166,666
November 2, 2020	Conversion	2,500	142	—	2,642	4,403,700
November 9, 2020	Conversion	38,500	18,044	—	56,544	94,239,448
November 17, 2020	Conversion	38,500	25,450	—	63,950	106,582,783
November 24, 2020	Conversion	40,040	26,655	—	66,695	111,157,519
December 1, 2020	Conversion	44,660	29,938	—	74,598	124,330,726
December 3, 2020	Conversion	38,170	22,938	—	61,108	101,847,067
December 10, 2020	Conversion	78,650	47,584	—	126,234	210,390,074
December 28, 2020	Warrants	—	—	—	1,190	119,000,000
January 1, 2021	Warrants	—	—	—	1,250	125,000,000
January 21, 2021	Warrants	—	—	—	736	73,650,793
January 14, 2021	Warrants	—	—	—	1,300	130,000,000
January 20, 2021	Warrants	—	—	—	323	32,338,030
January 20, 2021	Warrants	—	—	—	1,280	127,992,278
February 3, 2021	Fees	—	—	—	—	5,000,000
February 10, 2021	Warrants	—	—	—	—	75,000,000
February 16, 2021	Warrants	—	—	—	—	14,268,324
February 16, 2021	Warrants	—	—	—	—	130,000,000
February 19, 2021	Conversion	82,500	27,530	—	110,030	4,075,191
February 23, 2021	Warrants	—	—	—	—	42,189,696
February 26, 2021	Warrants	—	—	—	—	24,771,271
Number of shares outstanding February 28, 2021						3,229,426,884

Date	Transaction	Consideration	Shares Issued
March 3, 2021	Conversion of Series F Preferred Shares	40 Series F shares converted	156,978,130
March 23, 2021	Conversion of Series F Preferred Shares	18 Series F shares converted	74,652,380
April 8, 2021	Conversion of Series F Preferred Shares	20 Series F shares converted	84,715,488
June 3, 2021	Exercise of warrants	Cashless exercise of 188,000,000 warrants	182,000,000
June 15, 2021	Exercise of warrants	Cashless exercise of 11,000,000 warrants	9,975,508
June 15, 2021	Debt exchange	$2,545,900 in debt exchanged for common shares	39,167,693
June 15, 2021	Debt Exchange	$5,000,875 in debt exchanged for common shares	76,936,539
July 21, 2021	Exercise of warrants	Cashless exercise of 112,000,000 warrants	108,276,053
July 26, 2021	Common stock issued at previous day bid price per note conversion agreement	Convert a note payable including $275,000 of principal, $16,955 of interest, and $1,750 of fees	10,859,436
August 5, 2021	Common stock issued at previous day bid price per note conversion agreement	Convert a note payable including $550,000 of principal, and $55,000 of interest	20,183,000
September 16, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.03 per share for gross proceeds of $601,499 and net proceeds (after issuance costs) of $563,849	19,943,616
September 24, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.03 per share for gross proceeds of $770,141 and net proceeds (after issuance costs) of $691,336	24,289,716
October 7, 2021	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.02 per share for gross proceeds of $1,182,004 and net proceeds (after issuance costs) of $1,170,788	49,000,000
October 14, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.02 per share for gross proceeds of $1,155,997 and net proceeds (after issuance costs) of $1,090,557	55,166,929
October 19, 2021	Exercise of warrants	Cashless exercise of 52,985,075 warrants	50,000,000
October 25, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.03 per share for gross proceeds of $2,708,457 and net proceeds (after issuance costs) of $2,600,119	95,368,212
October 27, 2021	Exercise of warrants	Cashless exercise of 47,014,925 warrants	44,770,776
November 11, 2021	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.03 per share for gross proceeds of $1,358,600 and net proceeds (after issuance costs) of $1,345,014	50,000,000
November 24, 2021	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.03 per share for gross proceeds of $1,016,515 and net proceeds (after issuance costs) of $1,006,349	51,400,000
January 3, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $1,275,000 and net proceeds (after issuance costs) of $1,183,725	100,000,000
January 19, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.02 per share for gross proceeds of $1,697,110 and net proceeds (after issuance costs) of $1,577,312	100,000,000
February 8, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $1,412,700 and net proceeds (after issuance costs) of $1,312,811	100,000,000
	Number of shares outstanding February 28, 2022		4,733,110,360

__________

* Conversions occur at discounts ranging from 40-50% of average market price

** Shares adjusted for reverse stock splits: 100: 1 on August 24, 2018 and 10,000:1 on March 27, 2020

*** Total proceeds $600

**** Total proceeds $8,922

***** At February 28, 2022 there were 2,100,000 issuable shares

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended February 28, 2022 or 2021.

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

Results of Operations

The following table shows our results of operations for the years ended February 28, 2022 and February 28, 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Year Ended	Year Ended	Change
	February 28, 2022	February 28, 2021	Dollars	Percentage

Revenues	$1,447,109	$360,888	$1,086,221	301%
Gross profit	974,183	262,721	711,462	271%
Operating expenses	14,346,069	3,257,590	11,088,479	340%
Loss from operations	(13,371,886)	(2,994,869)	(10,377,017)	346%
Other income (expense), net	(48,825,598)	(2,904,042)	(45,921,556)	(1,581%	)
Net loss	$(62,197,484)	$(5,898,911)	$(56,298,573)	(954%	)

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended	Year Ended	Change
	February 28, 2022	February 28, 2021	Dollars	Percentage
Device rental activities	$592,401	$304,294	$288,107	95%
Direct sales of goods and services	854,708	56,594	798,114	1,410%
	$1,447,109	$360,888	$1,086,221	301%

Revenue

Total revenue for the year ended February 28, 2022 was $1.447,109, which represented an increase of $1,086,221 compared to total revenue of $360,888 for the year ended February 28, 2021. This large increase in direct sales totaling $798,114 is a result of unit sales which includes sales of new units totaling $688,180 with the remaining increase a result in higher training revenue. Rental activities increased by 95% as the Company continues to grow its product line and customer base.

Gross profit

Total gross profit for the year ended February 28, 2022 was $974,183, which represented an increase of $711,462 compared to total gross profit of $262,721 for the year ended February 28, 2021. The increase is a result of the increase in revenues above , partially offset by the increase in the relatively lower margin direct sales.

Operating expenses

Operating expenses for the years ended February 28, 2022 and February 28, 2021 comprised of the following:

	Period
	Year Ended	Year Ended	Change
	February 28, 2022	February 28, 2021	Dollars	Percentage

Research and development	$2,961,394	$378,236	$2,583,158	683%
General and administrative	10,905,129	2,748,494	8,156,635	297%
Depreciation and amortization	232,886	120,846	112,040	93%
Operating lease cost and rent	275,785	9,461	266,324	2,815%
(Gain) loss on disposal of fixed assets	(29,125)	553	(29,678)	(5,367%	)
Operating expenses	$14,346,069	$3,257,590	$11,088,479	340%

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and amortization, and a (gain) loss on disposal of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the years ended February 28, 2022 and February 28, 2021 were $14,346,069 and $3,257,590, respectively. The overall $11,088,479 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	Research and development expenses increased by $2,583,158 which was due funding development of new products,(such as the ROAMEO, AVA , and TOM ) as well as upgrades of existing products.

●	General and administrative expenses increased by $8,156,635 primarily due to the following increases:

—	Stock based compensation to CEO in equity awards was $2,048,850 fees with $109,200 paid to consultants all totaling $2,158,050 for the year ended February 28, 2022, compared with stock based compensation paid to lenders and consultants $362,084 for the prior year. This represents an increase of $1,795,966 in stock based compensation.

—	Professional fees increased by $757,466 due to increases in financial reporting of $171,384, increase in legal of $200,993 with the remaining increase due increases in regulatory, investor relations and consulting costs.

—	Wages, salaries and payroll levies increased by $2,578,216 as a result of the hiring of more staff to operate the new manufacturing facility. This is partially offset by a decrease in subcontractors of $200,381 due to employees now performing many of those tasks. Additionally, base compensation (including payroll levies) to the CEO increased by $33,620 with an addition bonus paid of $1,429,328.

—	Advertising and marketing costs increased by $131,157 as the Company began efforts to promote its products.

—	Supplies increased by approximately $104,953 through their use in new prototypes and designs.

—	Trade shows and travel increased by $325,937 as a result of promotional and business travel in fiscal 2022. In fiscal 2021 there were travel restrictions due to the Covid-19 pandemic, so the charges that year were minimal.

—	The remaining increases were distributed amongst other general and administrative accounts such a software costs, freight, office expenses, insurance , repairs and maintenance, and utilities amongst others. In general, these large increases in general and administrative expenses may be explained due to the large ramp up in costs this fiscal year to operate the new manufacturing facility and the hiring of 18 additional full-time employees. In addition, the expenses of the prior year’s corresponding period were also much lower due to the Covid 19 pandemic and the limited cash that was available at that time.

●	Operating lease cost and rent increased by $266,324 due to the new operating lease for the new manufacturing facility.

●	Depreciation and amortization increased by $112,040 due to the increase in revenue earning devices and the new vehicle in fixed assets.

●	(Gain) loss on disposal of fixed assets increased by $29,678 due to a vehicle disposal in 2022 that yielded a gain.

Other income (expense)

Other income (expense) consisted of the change of fair value of derivative instruments interest expense and gain on settlement of debt. Other income (expense) during the years ended February 28, 2022 and February 28, 2021, was ($48,825,598) and ($2,904,042), respectively.

The change in other income (expense) was due to the following:

●	Change in fair value of derivative liabilities decreased by $391,811 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock and the decrease in convertible notes payable through debt conversions to common stock and settlements.

●	Interest expense increased by $12,749,666 due to an aggregate increase in short and long term debt of approximately $13 million in fiscal 2022. For the year ended February 28, 2022, interest expense related to the issuance of warrants for debt extensions was $5,415,000 (2021-$0) and amortization of debt discounts was $7,597,242 (2021-$201,567).

●	Loss on settlement of debt increased by $32,780,079 due to the fiscal 2022 valuation of Series F shares and warrants given in exchange for an amendment to a deferred variable payment obligation disclosed in Note 7 that resulted in a loss of $33,015,215. The difference can be attributed to smaller gains and losses on other debt settlements.

The Company’s loss from operations for the year ended February 28, 2022 was $13,371,886, which represented an increase in loss of $10,377,017 compared to a loss of $2,994,869 for the year ended February 28, 2021. The higher revenues in 2022 were offset by significantly higher operating expenses for the reasons set out above. Note that the Company had a net loss of $62,197,484 for the year ended February 28, 2022 as compared to net loss of $5,898,911 for the year ended February 28, 2021. This change is mostly attributable to the loss on settlement of debt, increase in interest expense and an increase in general and administrative costs.

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

For the year ended February 28, 2022, the Company had negative cash flow from operating activities of $14,825,442. As of February 28, 2022 the Company has an accumulated deficit of $94,144,254 and working capital of $2,502,718. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay all its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

The company began raising money through it’s S-3 this year and made improvements in paying off debt, investing in inventory and at February 28, 2022 had $4.6 million of cash on hard. Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. The Company through to February 28, 2022 has raised approximately $12.5 million net of issuance costs through the sale of its common shares and $9.4 in proceeds from debt issuances.

The Company plans to improve the trading market for its shares by uplisting the shares to the OTCQB during the next fiscal year.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the period indicated:

	February 28, 2022	February 28, 2021

Current assets	$7,050,436	$1,207,033
Current liabilities(1)	4,547,718	4,410,710
Working capital	$2,502,718	$(3,203,677)

__________

(1)	As February 28, 2022 and February 28, 2021, current liabilities included approximately $7,587 and $444,666, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of February 28, 2022 and February 28, 2021, we had a cash balance of $4,648,146 and $1,044,418, respectively.

Summary of Cash Flows

	Year Ended February 28, 2022	Year Ended February 28, 2021

Net cash used in operating activities	$(14,825,442)	$(3,073,325)
Net cash used in investing activities	$(129,200)	$(40,623)
Net cash provided by financing activities	$18,558,370	$4,145,059

Net cash used in operating activities for the year ended February 28, 2021 was $14,825,442, which included a net loss of $62,197,484, non-cash activity such as the change in fair value of derivative liabilities of ($372,214), gain on settlement of debt of $33,068,313, interest expense related to the issuance of warrants for debt extensions of $5,415,000, amortization of debt discount of $7,597,242, stock based payments of $2,158,050, gain on disposal of fixed assets ($29,125),revenue earning device sold and expensed in cost of sales $3,410,reduction in right of use asset $110,148, accretion of lease liability $122,930, increase in related party accrued payroll and interest $264,331, inventory provision of $65,000, bad debts expense $9,022, depreciation and amortization of $232,886 and change in operating assets and liabilities of ($1,272,951).

Net cash used in investing activities.

Net cash used in investing activities for the year ended February 28, 2022 was $129,200. This consisted primarily of the purchase of fixed assets and trademarks of $115,493 and $26,327, respectively, and cash paid for security deposit of $17,380 offset by proceeds of disposal of fixed assets of $30,000.

Net cash provided by financing activities.

Net cash provided by financing activities was $18,558,370 for the year ended February 28, 2022. This consisted of share proceeds net of issuance costs of $12,521,932,and proceeds from loans payable $9,426,146 offset by settlements of convertible notes of $65,000, dividend upon redemption of Series F preferred shares of $500,000, redemption of Series G preferred shares as payment for incentive plan $1,500,000, net repayments to loan payable – related party of $808,394 and repayments of loan payable $516,314.

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

Computer equipment	3 years
Office equipment	4 years
Warehouse equipment	5 years
Demo Devices	4 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2022 and February 28, 2021, the Company had no deferred development costs.

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

Our CEO and Chairman holds sufficient shares of the Company’s voting stock that give sufficient voting rights under the articles of incorporation and bylaws of the Company such that the CEO and Chairman can at any time unilaterally vote to increase the number of authorized shares of common stock of the Company without the need to call a general meeting of common shareholders of the Company

Initial Measurement

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2022
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$479,500	$—	$—	$479,500
Derivative liability – conversion features pursuant to convertible notes payable	$7,587	$—	$—	$7,587

February 28, 2021
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$—	$—	$—	$—
Derivative liability – conversion features pursuant to convertible notes payable	$444,466	$—	$—	$444,466

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From October 31, 2019 through May 27, 2022, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and LJ Soldinger & Associates LLC (“LJ Soldinger”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of February 28, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; management is dominated by a single individual; use of the inappropriate methodology of allocating proceeds in certain debt transactions and the expensing timing of the related debt discount; use of inappropriate fair values in certain preferred stock issuances and settlements. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2022.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the year ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Steven Reinharz (1)	48	Chief Executive Officer, Chief Financial Officer, Secretary and Director

__________

(1)	Director as of March 2, 2021

Biographical information concerning our director and executive officers listed above is set forth below.

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

Board Committees and Director Independence

Mr. Reinharz serves as director, and we do not have a separately designated audit committee, compensation committee or nominating and corporate governance committee. The functions of those committees are being undertaken by our directors. Since  we do not have any independent directors and have only two directors, our directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

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

Director Qualifications

Mr. Steve Reinharz is our sole director and was appointed on March 2, 2021. He is the founder of our operating company, Robotoc Assistance Devices, Inc. (see bio on page 33).

Mr. Garett Parsons was appointed to our board in February 2017 and resigned on June 22, 2021. Mr. Parsons had significant operational experience in our industry and brought both a practical understanding of the industry as well as hands-on experience in our business sector.

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

Director Compensation

Apart from a settlement paid upon Mr. Parsons resignation on June 22, 2021 totaling $265,700 no other compensation was paid for his services as a director. We reimburse our directors for all reasonable ordinary and necessary business-related expenses, but we did not pay any other director’s fees or any oher cash compensation for services rendered as a director during the years ended February 28, 2022 and February 28, 2021 to any of the individuals serving on our Board during that period.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for Mr. Reinharz , our President and Chief Executive Officer , Anthony Brenz, our Chief Financial Officer and Garret Parsons our former President, Chief Executive Officer and Chief Financial Officer.

2022 AND 2021 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary or Fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Reinharz	2022	240,000	1,429,328	1,979,500	69.350	—	—	—	3,718,178
Chief Executive Officer,Chief Financial Officer,Secretary(2)	2021	216,000	—	—	—	—	—	—	216,000
Anthony Brenz, Chief Financial Officer (2)	2022	155,928	6,000	—	—	—	—	—	161,928
Garett Parsons,	2022	—	—	—	—	—	—	—	—
President, Chief Executive Officer and Chief Financial Officer (1)	2021	93,422	—	—	—	—	—	—	93,422

__________

(1)	Mr. Parsons was appointed President, Chief Executive Officer and Chief Financial Officer on February 16, 2017 and resigned on March 2 ,2021.
(2)	Mr.Reinharz was appointed Chief Executive Officer, Chief Financial Officer and Secretary on March 2, 2021.Mr.Reinharz ceased being Chief Financial Officer on June 24, 2021 and on that date appointed Anthony Brenz as Chief Financial Officer

Employment Agreements

On March 1, 2021 Mr. Parsons entered into a consulting agreement with the Company whereby he would provide services for the Company for a three-year term. The consulting agreement sets his annual compensation as $96,000 for the first year, $108,000 for the second year, and $120,000 for the third year. On June 22, 2021, Mr. Garett Parsons submitted his resignation as a director of our Company effective as of June 22, 2021 as a result of personal reasons. In connection with the resignation of Mr. Parsons, the Company and Mr. Parsons entered into a resignation letter agreement which cancels the previous consulting agreement. Pursuant to the terms of this letter, Mr. Parsons will receive, among other things, a lump sum payment equal to $265,700 which was paid in June 2021.This payment was a settlement as director of the company and not included as executive compensation above.

On April 9, 2021 Mr. Reinharz entered into an employment agreement with the Company in connection with his service as Chief Executive Officer. The agreement began on April 9, 2021 and has a three-year term, renewable thereafter on an annual basis if neither party files a notice of termination 90 days prior to the term renewal date. The agreement provides for compensation of $240,000 base salary (to be reviewed annually by the Board of Directors) and bonuses to be granted at the discretion of the Board of Directors. In addition, the Company will grant stock options to Mr. Reinharz under the following conditions:

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

The fair value of the first two awards was obtained through the use of the Monte Carlo method was $69,350 with a charge to stock- based compensation and a corresponding charge to paid in capital. The fair value of the remaining rewards was determined by calculating the vesting amounts of each reward and then determining for each reporting period the requisite service rendered and applying that against the cash redemption value of the number of shares of Series G issuable for each tier in the agreement. For the period ended January 31, 2022 that amount totaled $1,979,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. With the achievement of objectives 3,4,5 and 8 of the equity awards described above the CEO was granted 1,500 Series G Preferred shares which were redeemed in the reporting period for $1,500,000 in cash. As part of the grant, the Company is responsible for grossing up the award value and has accrued additional compensation for the estimated taxes to be paid by the executive.

On April 20,2021 an offer letter was agreed  with Anthony Brenz for a base salary of $180,000, a discretionary quarterly bonus and future participation in the Employee Stock Option Plan. Employment commenced on April 26, 2021 and Mr. Brenz was appointed the Company’s Chief Financial Officer on June 24, 2021. The base salary was amended to $190,000 on January 1, 2022.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for Mr. Reinharz and Mr Brenz, our sole executive officers outstanding as of February 28, 2022:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven Reinharz	0	10,000,000	10,000,000	$0.15	April 9,2024	0	0	770.5	$770,500
Steven Reinharz	0	30,000,000	30,000,000	$0.25	April 9,2024
Anthony Brenz	0	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At February 28, 2022, AITX had 3,229,426,884 shares of its common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2022, and reflects:

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

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Steve Reinharz (4)	10,707,626,040	67.86%
Garett Parsons (3)	804,164,568	5.10%
All executive officers and directors as a group (2 persons)	11,511,790,608	72.96%

5% Stockholders:
Steve Reinharz (4)	10,707,626,040	67.86%

__________

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of May 12, 2021 3,545,772,882 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 3,545,772,882 shares of the Company’s common stock issued and outstanding as of May 11, 2022.

(3)	Mr. Parsons is a Company director and formerly the Company’s President, Chief Executive Officer and Chief Financial Officer and owns 1,000,000 shares of our Series E Preferred Stock and 184 shares of our Series F Preferred Stock. If Mr. Parsons converted the 184 shares of the Company’s Series F Preferred stock, he would receive 804,164,568 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holders of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

(4)	Steve Reinharz is a director and the Company’s Chief Executive Officer, Chief Financial Officer and Secretary as well as the CEO of RAD and is the holder of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock. If Mr. Reinharz converted the 2,450 shares of the Company’s Series F Convertible Preferred Stock, he would receive 10,707,626,040 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holders of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for its consideration.

For the years ended February 28, 2022 and February 28, 2021, the Company made net repayments of $803,394 and $693,049, respectively, to its loan payable-related party. At February 28, 2022, the loan payable-related party was $193,556 and $904,806 at February 29, 2020. As of February 28, 2022, included in the balance due to the related party is $108,000 of deferred salary and interest, $90,000 of which bears interest at 12%. At February 28, 2021 there was $883,710, with $642,000 bearing interest at 12%. The accrued interest included at February 28, 2022 was $2,700 (2021- $118,098).

Pursuant to the amended Employment Agreement with its Chief Executive Officer, the Company issued 1,500 shares of Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share and recorded $1,500,000 of stock based compensation. During the year ended February 28, 2022, the Company redeemed these shares for $1,500,000 and accrued $479,500 as incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met.

During the years ended February 28, 2022 and February 28, 2021, the Company was charged $2,258,819 and $121,973, respectively in consulting fees for research and development to a company partially owned by a principal shareholder.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 31, 2019 the Board of Directors of the Company approved and ratified the engagement (“Engagement”) of LJ Soldinger & Associates LLC (“LJ Soldinger”) as the Company’s new independent registered public accounting firm..

The following table shows the fees that were billed for the audit and other services provided by LJ Soldinger for the fiscal years ended February 28, 2022 and 2021.

2022
Audit Fees	$275,000
Audit-Related Fees	15,000
Tax Fees	—
All Other Fees	—
Total	$290,000

2021
Audit Fees	$187,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$187,000

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by LJ Soldinger described above were approved by our Board.

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

(3) Exhibits.

Exhibit No.	Description of Document
2.1	Stock Purchase Agreement, dated August 28, 2017, by and among the registrant, Steve Reinharz and Robotic Assistance Devices Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on August 31, 2017).

3.1	Articles of Incorporation of the registrant filed with the Nevada Secretary of State on September 8, 2014. (incorporated by reference to Exhibit 3.1 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.2	Plan and Agreement of Merger of Artificial Intelligence Technology Solutions Inc. (a Florida corporation) and Artificial Intelligence Technology Solutions Inc. (a Nevada corporation). (incorporated by reference to Exhibit 3.2 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

3.4	Certificate of Designations filed with the Nevada Secretary of State on February 8, 2017. (incorporated by reference to Exhibit 3.4 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.5	Certificate of Designations filed with the Nevada Secretary of State on May 3, 2017. (incorporated by reference to Exhibit 3.5 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.6	Amendment to Certificate of Designations filed with the Nevada Secretary of State on May 3, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 12, 2017).

10.1	Preferred Stock Purchase Agreement dated January 31, 2017 and entered into between the Company and Capital Venture Holdings LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

21.1	List of Subsidiaries. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer. *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer. *

32.1	Section 1350 Certification of principal executive officer. *

32.2	Section 1350 Certification of principal financial and accounting officer. *

99.1	Insider Trading Policy. (incorporated by reference to Exhibit 99.1 to the registrant’s annual report on Form 10-K filed with the Commission on May 28, 2021).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) **

__________

*	Filed or furnished herewith.
**	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: May 27, 2022	By:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer

Date: May 27, 2022	By:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Reinharz	President, Chief Executive Officer and Director (principal executive officer)	May 27, 2022
Steven Reinharz

/s/ Anthony Brenz	Chief Financial Officer (principal financial and accounting officer)	May 27, 2022
Anthony Brenz

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Artificial Intelligence Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artificial Intelligence Technology Solutions, Inc. (the “Company”) as of February 28, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two years ended February 28, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two years ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1, which includes management’s plans in regards to this uncertainty, the Company had a net loss of approximately $62 million, an accumulated deficit of approximately $94 million and stockholders’ deficit of approximately $21 million as of and for the year ended February 28, 2022, and therefore there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by F-2 communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description – Debt Settlements, Amendments and Extensions

In the year ended February 28, 2022, the Company entered into a number of agreements to settle outstanding notes payable and convertible notes payable and to amend debt provisions associated with the sale of future revenues through the issuance of shares of its common stock and different classes of preferred stock. In addition, at year end, the Company entered into three separate agreements to extend the maturity dates of several of its high dollar value notes payable that were then near maturity.

Critical Audit Matter Determination

Debt settlements, amendments to the debt provisions associated with the sales of future revenues and the extension of maturity dates can encompass significantly complex accounting issues. It takes a high degree of training to understand and recognize the accounting implications of the various terms of the settlement agreements in regards to notes payable and convertible notes, amendments to debt provisions associated with the sales of future revenues and the agreements to extend the maturity dates of notes payables.

Critical Audit Matter Audit Procedures

Our audit procedures related to evaluating the Company’s accounting for the settlements of convertible note payables and notes payable, the amendments to the debt associated with the sale of future revenues and for the maturity extensions of the notes payable were as follows:

—	We read the various instruments, identified the features that impact the accounting for the settlements and extensions, including the grant of warrants as inducements to enter into the extension agreements.

—	We reviewed the assumptions, methods and models used to calculate the allocation of fair value of the instruments at time of settlement, amendment or extension.

—	We performed independent calculations on a test basis of specific instruments to evaluate the model used in calculating the settlement loss associated with the note payable and convertible note payable settlements, the amendments to debt provisions associated with the sales of future revenues and the interest expense associated with maturity extensions.

Critical Audit Matter Relevant Financial Statement Disclosures

—	We read the Company’s disclosures related to the settlements, amendments and maturity extensions to ensure the changes were properly accounted for and fully disclosed in the financial statements.

Critical Audit Matter Description – Going Concern

As discussed in both Note 1 to the consolidated financial statements and above, the Company has incurred significant losses since inception, and has an accumulated deficit of approximately $94 million and a stockholders’ deficit of $21 million as of February 28, 2022.

Critical Audit Matter Determination

The following items were considered in determining that a going concern was a critical audit matter.

—	Significant losses and significant cash used in operations in the year end February 28, 2022

—	We also took into consideration the Company’s need to raise additional debt and equity financing over the next twelve months and the amounts raised as of the time of filing of its financial statements

Critical Audit Matter Audit Procedures

We reviewed the Company’s negative cash flows from operations

We noted the limited working capital resources

We noted subsequent events and proceeds received from the ongoing private placement offering as of the date of our opinion

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

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

May 27, 2022

We have served as the Company’s auditor since 2019.

PCAOB Auditor ID: 00318

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2022	February 28, 2021
ASSETS
Current assets:
Cash	$4,648,146	$1,044,418
Accounts receivable, net	429,469	98,544
Device parts inventory, net	1,530,657	64,071
Prepaid expenses and deposits	442,164	—
Total current assets	7,050,436	1,207,033
Operating lease asset	1,331,605	47,753
Revenue earning devices, net of accumulated depreciation of $434,661 and $229,459, respectively	709,063	273,714
Fixed assets, net of accumulated depreciation of $49,065 and $67,113, respectively	137,952	34,994
Trademarks	28,723	—
Security deposit	21,239	3,859
Total assets	$9,279,018	$1,567,353
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$968,853	$1,373,838
Advances payable	1,594	1,594
Balance owed WeSecure	—	122,000
Customer deposits	10,000	10,500
Current operating lease liability	254,027	43,894
Current portion of deferred variable payment obligation	325,600	91,587
Current portion of convertible notes payable, net of discount of $0 and $697,276 respectively	3,500	196,224
Loan payable - related party	193,556	904,806
Incentive compensation plan payable	479,500	—
Current portion of loans payable, net of discount of $14,745 and $0	1,004,708	944,614
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	1,260,271	238,665
Derivative liability	7,587	444,466
Total current liabilities	4,547,718	4,410,710
Non-current operating lease liability	1,057,579	3,859
Loans payable, net of discount of $4,905,076 and $0, respectively	20,309,069	8,867,998
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	1,816,009	303,473
Vehicle loan	—	—
Total liabilities	30,255,375	16,111,040

Commitments and Contingencies
Stockholders' deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at February 28, 2022 and February 28, 2021, respectively	—	—
Series G Convertible Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at February 28, 2022 and February 28, 2021, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 4,350,000 shares issued and outstanding, respectively	3,350	4,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,532 and 2,799 shares issued and outstanding, respectively	2,532	2,799
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 4,735,210,360 and 3,229,426,884 shares issued and outstanding, respectively	47,353	32,294
Additional paid-in capital	73,015,576	16,764,554
Preferred stock to be issued	99,086	174,070
Accumulated deficit	(94,144,254)	(31,521,754)
Total stockholders' deficit	(20,976,357)	(14,543,687)
Total liabilities and stockholders' deficit	$9,279,018	$1,567,353

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2022	Year Ended February 28, 2021

Revenues	$1,447,109	$360,888

Cost of Goods Sold	472,926	98,167

Gross Profit	974,183	262,721

Operating expenses:
Research and development	2,961,394	378,236
General and administrative	10,905,129	2,748,494
Depreciation and amortization	232,886	120,846
Operating lease cost and rent	275,785	9,461
(Gain) loss on disposal of fixed assets	(29,125)	553
Total operating expenses	14,346,069	3,257,590

Loss from operations	(13,371,886)	(2,994,869)

Other income (expense), net:
Change in fair value of derivative liabilities	372,214	764,025
Interest expense	(16,129,499)	(3,379,833)
Loss on settlement of debt	(33,068,313)	(288,234)
Total other income (expense), net	(48,825,598)	(2,904,042)

Net Loss	$(62,197,484)	$(5,898,911)

Net loss per share - basic	$(0.02)	$(0.01)

Net loss per share - diluted	$(0.02)	$(0.01)

Weighted average common share outstanding - basic	4,029,658,082	1,015,115,270

Weighted average common share outstanding - diluted	4,029,658,082	1,015,115,270

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

	Series E		Series F		Series G				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2020	4,350,000	$4,350	3,450	$177,520	—	$—	418,415	$4	$4,334,564	$(25,622,843)	$(21,106,405)
Contributed capital	—	—	—	—	—	—	—	—	(8,809)	—	(8,809)
Adjustment to derivative liability	—	—	—	—	—	—	—	—	2,837,687	—	2,837,687
Common stock issued for debt conversion	—	—	—	—	—	—	2,329,798,068	23,298	3,545,388	—	3,568,686
Exercise of warrants	—	—	—	—	—	—	894,210,392	8,942	(8,942)	—	—
Common shares and warrants issued with promissory notes	—	—	—	—	—	—	5,000,000	50	2,652,265	—	2,652,315
Class F shares issued for services	—	—	110	110	—		—	—	361,974	—	362,084
Cancellation of Series F Preferred Shares	—	—	(816)	(816)	—	—	—	—	816	—	—
Issuance of Series F shares as part of debt settlement	—	—	55	55	—	—	—	—	1,151,111	—	1,151,166
Warrants issued as part of debt settlement	—	—	—	—	—	—	—	—	1,898,500	—	1,898,500
Rounding shares	—	—	—	—	—	—	9	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	(5,898,911)	(5,898,911)
Balance at February 28, 2021	4,350,000	$4,350	2,799	$176,869	—	$—	3,229,426,884	$32,294	$16,764,554	$(31,521,754)	$(14,543,687)

	Series E		Series F		Series G				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2021	4,350,000	4,350	2,799	176,869	—	$—	3,229,426,884	$32,294	$16,764,554	$(31,521,754)	$(14,543,687)
Cancellation of Series E Shares	(1,000,000)	(1,000)	—	—	—	—	—	—	1,000	—	—
Series F Preferred Shares issued with amendment agreement	—	—	40	40	—	—	—	—	3,244,700	—	3,244,740
Series F Preferred Shares Warrants issued with amendment agreement	—	—	—	—	—	—	—	—	29,770,474	—	29,770,474
Series F Preferred Shares cancelled in exchange for promissory notes	—	—	(83)	(83)	—	—	—	—	(6,732,752)	—	(6,732,835)
Series F preferred shares issued on exercise of warrants	—	—	38	38	—	—	—	—	(38)	—	—
Series F Preferred Shares converted to common shares	—	—	(78)	(78)	—	—	316,345,998	3,164	(3,086)	—	—
Redemption of 19 Issuable Series F shares	—	—	—	(74,984)	—	—	—	—	—	(425,016)	(500,000)
Exchange of Series F Preferred Shares for debt	—	—	(184)	(184)	—	—	—	—	(3,999,976)	—	(4,000,160)
Issuance of Series G preferred as equity awards per employment agreement	—	—	—	—	1,500	1,500,000	—	—	—	—	1,500,000
Redemption of Series G shares as compensation payment	—	—	—	—	(1,500)	(1,500,000)	—	—	—	—	(1,500,000)
Adjustment to derivative liability	—	—	—	—	—	—	—	—	422,272	—	422,272
Common stock issued for debt conversion	—	—	—	—	—	—	31,042,436	310	898,395	—	898,705
Exercise of warrants	—	—	—	—	—	—	300,251,561	3,003	(3,003)	—	—
Exchange of debt for common shares	—	—	—	—	—	—	116,104,232	1,161	6,454,235	—	6,455,396
Stock based compensation on issuable shares	—	—	—	—	—	—	2,100,000	21	109,179	—	109,200
Issuance of shares, net of $253,811 issuance costs	—	—	—	—	—	—	645,168,473	6,452	12,515,480	—	12,521,932
Cashless exercise of 100,000,000 warrants	—	—	—	—	—	—	94,770,776	948	(948)	—	—
Relative fair value of warrants issued with debt	—	—	—	—	—	—	—	—	3,319,816	—	3,319,816
Warrants issued as part of debt	—	—	—	—	—	—	—	—	4,749,006	—	4,749,006
Warrants as issuance cost	—	—	—	—	—	—	—	—	21,918	—	21,918
Warrants as consideration for debt extensions	—	—	—	—	—	—	—	—	5,415,000	—	5,415,000
Stock based compensation	—	—	—	—	—	—	—	—	69,350	—	69,350
Net income	—	—	—	—	—	—	—	—	—	(62,197,484)	(62,197,484)
Balance at February 28, 2022	3,350,000	$3,350	2,532	$101,618	—	$—	4,735,210,360	$47,353	$73,015,576	$(94,144,254)	$(20,976,357)

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2022	Year Ended February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,197,484)	$(5,898,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,886	120,846
Inventory provision	65,000	—
(Gain) loss on disposal of fixed assets	(29,125)	553
Bad debts expense	9,022	24,868
Revenue earning device sold and expensed in cost of sales	3,410	—
Reduction of right of use asset	110,148	—
Accretion of lease liability	122,930	—
Stock based compensation	2,158,050	362,084
Interest expense related to the issuance of warrants for debt extensions	5,415,000	—
Interest expense related to penalties from debt defaults	—	939,705
Change in fair value of derivative liabilities	(372,214)	(764,025)
Amortization of debt discounts	7,597,242	201,567
(Gain) loss on settlement of debt	33,068,313	288,234
Increase (decrease) in related party accrued payroll and interest	264,331	294,744
Changes in operating assets and liabilities:
Accounts receivable	(339,947)	(73,295)
Prepaid expenses	(442,164)	—
Deposit on right of use asset	(19,999)
Device parts inventory	(2,191,571)	(177,196)
Accounts payable and accrued expenses	(596,615)	89,229
Accrued expense, related party	(167,187)	(7,247)
Customer deposits	(500)	500
Operating lease liability payments	(233,078)	—
Balance owed WeSecure	(122,000)	(40,500)
Current portion of deferred variable payment obligations for Payments	234,013
Accrued interest payable	2,606,097	1,565,519
Net cash used in operating activities	(14,825,442)	(3,073,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(115,493)	(37,764)
Acquisition of trademarks	(26,327)	—
Cash paid for security deposit	(17,380)	(3,859)
Proceeds on disposal of fixed assets	30,000	1,000
Net cash used in investing activities	(129,200)	(40,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	12,521,932	—
Proceeds from convertible notes payable	—	692,650
Repayment of convertible debt	(65,000)	(250,000)
Proceeds from deferred variable payment obligation	—	966,000
Proceeds from loans payable	9,426,146	3,603,623
Repayment of loans payable	(516,314)	(173,881)
Series G preferred shares redeemed as payment on incentive plan payable	(1,500,000)	—
Dividend upon redemption of cancelled issuable Series F shares	(500,000)	—
Cash acquired on consolidation of RAD G	—	(284)
Net borrowings(repayments) on loan payable - related party	(808,394)	(693,049)
Net cash provided by financing activities	18,558,370	4,145,059

Net change in cash	3,603,728	1,031,111

Cash, beginning of period	1,044,418	13,307

Cash, end of period	$4,648,146	$1,044,418

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$225,003	$321,553
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Right of use asset for lease liability	$1,374,002	$56,396
Transfer from device parts inventory to fixed assets	$659,985	$—
Net assets on consolidation of RAD G	$—	$106,256
Conversion of convertible notes and interest to shares of common stock	$898,705	$3,568,686
Release of derivative liability on conversion of convertible notes payable	$422,272	$2,837,687
Debt discount from derivative liabilities	$—	$143,133
Derivative debt discount on revaluation of loan amendment	$438,835	$—
Settlement and exchange of convertible notes payable	$—	$7,091,576
Exchange of notes payable for Series F preferred shares	$6,732,835	$—
Discount applied to face value of loans	$6,162,945	$521,700
Warrants issued as part of debt issuance	$8,068,822	$—
Exercise of warrants	$3,951	$8,942
Series F preferred shares issued for debt	$4,000,160	$—
Cancellation of Series E preferred shares	$1,000	$—
Issuance of Series G preferred shares as payment on incentive plan payable	$1,500,000	$—
Series F preferred shares converted to common shares	$3,086	$—
Series F preferred shares issued on exercise of warrants	$38	$—
Opening balance sheet RAD G	$—	$8,809

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

For the year ended February 28, 2021, the Company had negative cash flow from operating activities of $14,825,442. As of February 28, 2022 the Company has an accumulated deficit of $94,144,254 and working capital of $2,502,718. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay all its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

The company began raising money through it’s S-3 this year and made improvements in paying off debt, investing in inventory and at February 28, 2022 had $4.6 million of cash on hard. Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. The Company through to February 28, 2022 has raised approximately $12.5 million net of issuance costs through the sale of its common shares and approximately $9.4 million in proceeds from debt issuances.

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

Use of Estimates

In order to prepare financial statements in conformity with accounting principals generally accepted in the United States, management must make estimates , judgements and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value equity instruments used in debt settlements, amendments and extensions.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for credit losses. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $33,890 and $24,868 provided as of February 28, 2022 and February 28, 2021, respectively. For the year ended February 28, 2022 , three customers account for 63% of total accounts receivable (2021- 68%).

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. At February 28, 2022 and at February 28, 2021 there was a valuation reserve of $65,000 and $0, respectively.

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

Computer equipment	3 years
Office equipment	4 years
Warehouse equipment	5 years
Demo Devices	4 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2022 and February 28, 2021, the Company had no deferred development costs.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.. For the year ended February 28, 2022 , two customers accounted for 43% of total revenue (2021- 49%).

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending February 28, 2022, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Our CEO and Chairman holds sufficient shares of the Company’s voting stock that give sufficient voting rights under the articles of incorporation and bylaws of the Company such that the CEO and Chairman can at any time unilaterally vote to increase the number of authorized shares of common stock of the Company without the need to call a general meeting of common shareholders of the Company.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2022
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$479,500	$—	$—	$479,500
Derivative liability – conversion features pursuant to convertible notes payable	$7,587	$—	$—	$7,587

February 28, 2021
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$—	$—	$—	$—
Derivative liability – conversion features pursuant to convertible notes payable	$444,466	$—	$—	$444,466

See Note 12 for specific inputs used in determining fair value for derivative liability.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

 In December 2019, the Financial Accounting Standards Board (FASB) issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The Company adopted the new guidance effective February 1, 2021. There was no impact to the Company’s consolidated financial statements upon adoption.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In January 2020, the FASB issued new guidance intended to clarify certain interactions between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance addresses accounting for the transition into and out of the equity method of accounting and measuring certain purchased options and forward contracts to acquire investments. The Company adopted the new guidance effective February 1, 2021. There was no impact to the Company’s consolidated financial statements upon adoption.

In August 2020, the FASB issued amended guidance on the accounting for convertible instruments and contracts in an entity’s own equity. The guidance removes the separation model for convertible debt instruments and preferred stock, amends requirements for conversion options to be classified in equity as well as amends diluted earnings per share (EPS) calculations for certain convertible debt instruments. The amended guidance is effective for interim and annual periods in 2022. The application of the amendments in the new guidance are to be applied either on a modified retrospective or a retrospective basis. We are currently assessing the effect that the adoption of this standard will have on the Company’s consolidated financial statements upon adoption.

Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In October 2021, the FASB issued amended guidance that requires acquiring entities to recognize and measure contract assets and liabilities in a business combination in accordance with existing revenue recognition guidance. The amended guidance is effective for interim and annual periods in 2023 and is to be applied prospectively. Early adoption is permitted on a retrospective basis to the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements for prior acquisitions; however, the impact in future periods will be dependent upon the contract assets and contract liabilities acquired in future business combinations.

In November 2021, the FASB issued new guidance to increase the transparency of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance requires annual disclosures of such transactions to include the nature of the transactions and the significant terms and conditions, the accounting treatment and the impact to the company’s financial statements. The guidance is effective for annual periods beginning in 2022 and is to be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is earned primarily from two sources: 1) direct sales of goods or services and 2) short-term rentals. Direct sales of goods or services are accounted for under Topic 606, and short-term rentals are accounted for under Topic 842 which was adopted. On March 1, 2019.

As disclosed in the revenue recognition section of Note 2 – Accounting Polices, the Company adopted Topic 606 in accordance with the effective date on March 1, 2018. Note 2 includes disclosures regarding the Company’s method of adoption and the impact on the Company’s financial statements. Revenue is recognized on direct sales of goods or services when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

Upon adoption of Topic 842, also referred to above in Note 2, the Company accounts for revenue earned from rental activities where an identified asset is transferred to the customer and the customer has the ability to control that asset for periods greater than one year. To date none of the lease agreements entered into have been for periods longer than one year or greater, and the Company has availed itself of the practical expedient to exclude such leases from ASC 84 2accountiong and instead has accounted for these leases under ASC 606.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended February 28, 2022	Year Ended February 28, 2021
Device rental activities	$592,401	$304,294
Direct sales of goods and services	854,708	56,594
	$1,447,109	$360,888

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

Below is a summary of our lease assets and liabilities at February 28, 2022 and February 28, 2021.

Leases	Classification	February 28, 2022	February 28, 2021
Assets
Operating	Operating Lease Assets	$1,331,605	$47,753
Liabilities
Current
Operating	Current Operating Lease Liability	$254,027	$43,894
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	1,057,579	3,859
Total lease liabilities		$1,311,606	$47,753

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

Operating lease cost and rent was $275,785 and $9,461 for both the twelve months ended February 28, 2022 and February 28, 2021, respectively.

5. REVENUE EARNING ROBOTS

Revenue earning robots consisted of the following:

	February 28, 2022	February 28, 2021
Revenue earning devices	$1,143,724	$500,173
Less: Accumulated depreciation	(434,661)	(226,459)
	$709,063	$273,714

During the year ended February 28, 2022, the Company made total additions to revenue earning devices of $647,116 including $647,116 in inventory transfers During the year ended February 28, 2021, the Company made total additions to revenue earning devices of $137,914 which were transfers from inventory. During the year ended February 28, 2022, the company disposed of a revenue earning device having a net book value of $3,255 for revenues of $30,600 and included the $3,255 in cost of goods sold.

Depreciation expense for these devices was $208,510 and $103,371 for the years ended February 28, 2022 and February 28, 2021, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. FIXED ASSETS

Fixed assets consisted of the following:

	February 28, 2022	February 28, 2021
Automobile	$101,680	$70,896
Demo devices	16,539	3,670
Computer equipment	36,742	23,399
Office equipment	15,312	4,142
Warehouse equipment	11,415	—
Leasehold improvements	5,329	—
	187,017	102,107
Less: Accumulated depreciation	(49,065)	(67,113)
	$137,952	$34,994

During the year ended February 28, 2021, the Company made additions to fixed assets of $115,493, additions through inventory transfers of $12,868 and the Company sold a vehicle having a net book value of $875 for fair value proceeds of $30,000 and recorded a gain on disposal of fixed assets of $29,125.

During the year ended February 28, 2021, the Company made additions to fixed assets of $37,764 and the Company disposed of office equipment having a net book value of $1,553 for proceeds of $1,000 and recorded a loss on disposal of $553.

Depreciation expense was $24,376 and $17,475 for the years ended February 28, 2022 and February 28, 2021, respectively.

7. DEFERRED VARIABLE PAYMENT OBLIGATION

On February 1, 2019 the Company entered into an agreement with an investor whereby the investor would pay up to $900,000 in exchange for a perpetual 9% rate payment (Payments) on the Company’s reported quarterly revenue from operations excluding any gains or losses from financial instruments (Revenues). At February 29, 2020 the investor has advanced the full $900,000.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments. As of March 1, 2021 as a result of the amendment with the first investor noted below. This aggregate asset disposition % was reduced from 43.77 % to 33.77%

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. As of February 28, 2022, the Company has accrued approximately $325,600 in Payments (February 28, 2021 -$91,587).

On March 1, 2021 the first investor referred to above whose aggregate investment is $1,925,000 revised his agreements as follows:

1)	The rate payment was reduced from 14.25 % to 9.65%
2)	The asset disposition % (see below) was reduced from 31 % to 21%

In consideration for the above changes, the investor received 40 Series F Convertible Preferred Stock and a warrant to purchase 367 shares of its Series F Convertible Preferred Stock with a five-year term and an exercise price of $1.00. During the three months ended May 31, 2021 the warrant holder exercised warrants to acquire 38 shares of Series F Convertible Preferred Stock. The company attributed a fair value based on recent transactions for the Series F Preferred stock and warrants of $33,015,214 and recorded a loss on settlement of debt with a corresponding adjustment to paid in capital.

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of February 28, 2022, and February 28, 2021, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For the year ended February 28, 2022, the Company has received $0 related to the deferred payment obligation as the balance remains $2,525,000 at February 28, 2022. For the year ended February 28, 2021, $966,000 has been paid to the Company bringing the balance to $2,525,000 at February 28, 2021.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		February 28,	February 28,
Issued	Maturity	Rate	Rate per Share		2022	2021
July 18, 2016	July 18, 2017*	10%	$0.003	(2)	3,500	3,500
December 31, 2016	December 31, 2020	8%	35% discount	(1)	—	65,000
January 19, 2021	January 19, 2022	12%	$0.04		—	275,000
January 27,2021	January 27, 2022	10%	$0.10	(3)	—	550,000
					3,500	893,500

Less: current portion of convertible notes payable					(3,500)	(893,500)
Less: discount on noncurrent convertible notes payable					—	—
Noncurrent convertible notes payable, net of discount					$—	$—

Current portion of convertible notes payable					$3,500	$893,500
Less: discount on current portion of convertible notes payable					—	(697,276)
Current portion of convertible notes payable, net of discount					$3,500	$196,224

__________

*	The indicated note was in default as of February 28, 2022. Default interest rate 22%

(1)	The notes are convertible at a discount (as indicated) to the average market price and are accounted for and evaluated under ASC 480 as discussed in Note 3.

(2)	The conversion price is not subject to adjustment from forward or reverse stock splits.

(3)	The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall be equal to $0.10 per share (the “Fixed Conversion Price”); provided, however, that if, the lowest traded price on the date six (6) months from the issue date hereof is below the Fixed Conversion Price, and no default exists, the conversion shall be $0.05 (the “Alternative Fixed Conversion Price”) provided, further, that upon any Event of Default (as defined herein) after the Issue Date, the Conversion Price shall equal the lower of (i) $0.03 (the “Default Fixed Conversion Price”); or (ii) seventy percent (70%) multiplied by the lowest closing price of the Common Stock during the fifteen (15) consecutive Trading Day period immediately preceding the date of the respective event of default (the “Default Conversion Price”); the Company amended this agreement with the lender whereby the conversion rate was changed from $0.10 to $0.03 as a result of a dilutive issuance. This resulted an additional derivative discount of $438,835 and a loss on extinguishment of $360,125.

During the years ended February 28, 2022 and February 28, 2021, the Company incurred original issue discounts of $0 and $77,500, respectively, and debt discounts from derivative liabilities of $438,835 and $143,133, respectively, related to both new and re-valued convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the years ended February 28, 2022 and February 28, 2021, the Company recognized interest expense related to the amortization of debt discount of $$775,986 and $190,197, respectively. The Company recorded penalty interest of $0 during the year ended February 28, 2022 and $939,705 during the year ended February 28, 2021 that is payable upon maturity if not already converted or settled prior to maturity.

All the notes above are unsecured. As of February 28, 2022, the Company had total accrued interest payable of $28,104, all of which is classified as current. As of February 28, 2021, the Company had total accrued interest payable of $49,764, all of which is classified as current. See description below for details of the convertible notes issued during the years ended February 28, 2022 and February 28, 2021.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Convertible notes issued

The Company determined that the embedded conversion features which result in a variable conversion rate, in the convertibles notes described below should be accounted for as derivative liabilities as a result of their variable conversion rates.

During the year ended February 28, 2022, the Company had the following convertible note activity:

●	the Company amended the January 27, 2021 agreement with the lender whereby the conversion rate was changed from $0.10 to $0.03 as a result of a dilutive issuance. This resulted a derivative discount of $438,835 and a loss on extinguishment of $360,125.

●	holders of certain convertible notes payable elected to convert a total of $825,000 of principal and $71,955 accrued interest, and $1,750 of fees into 31,042,436 shares of common stock. No gain or loss was recognized on conversions as these conversions occurred within the terms of the agreement that provided for conversion.

●	the conversion rate of the January 19, 2021 note included above was reduced to $0.027 due to the dilutive issuance provision in the January 19, 2021 agreement.

During the year ended February 28, 2021, the Company had the following convertible note activity:

●	The Company entered into a convertible note agreement with a lender on January 27, 2021 with a principal amount of $550,000 received cash proceeds of $463,500 with an original issue discount of $50,000 and issuance fees of $36,500. The note has a one year maturity and bears interest at 10%. The note was issued with a warrant to purchase 8,250,000 shares at an exercise price of $0.10 per share with a 3 year term and having a fair value of $1,149,225 using Black-Scholes with assumptions described in note 13 and 5,000,000 common shares having a fair value of 697,000. After allocating these charges to debt and equity according to their respective values , the initial debt balance net of a debt discount was $70,377 and the adjustment to paid in capital was $310,961.The discounts are being amortized over the term of the loan. In addition for the year ended February 28, 2021, the Company recorded a derivative discount on the embedded conversion feature of $82,162, , amortization expense of $12,401 with an unamortized discount of $467,222 at February 28, 2021.

●	The Company entered into a convertible note agreement with a lender on January 19, 2021 with a principal amount of $275,000 received cash proceeds of $229,150 with an original issue discount of $27,500, and issuance fees of $18,350. The note has a one year maturity and bears interest at 12%. The note was issued with a warrant to purchase 11,000,000 shares at an exercise price of $0.045per share with a 3 year term and having a fair value of $594,000 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values , the initial debt balance net of a debt discount was $40,191 and the adjustment to paid in capital of $127,988. Also, for the year ended February 28, 2021, the Company recorded a derivative discount on the embedded conversion feature of $60,971, amortization expense of $8,255 with an unamortized discount of $226,554 at February 28, 2021.

●	The Company recorded $939,705 in penalties as increases on various notes, with a corresponding charge to interest.

●	Holders of certain convertible notes payable elected to convert a total of $2,420,559 of principal and $1,148,127 accrued interest, into 2,329,798,068 shares of common stock. No gain or loss was recognized on conversions as these conversions occurred within the terms of the agreement that provided for conversion.

●	The Company entered into various debt settlement during the year where they settled principal of $556,664 and interest of $260,514 totaling $817,718 for cash payments totaling $770,813.

●	The Company entered into various debt settlement during the year where they exchanged principal of $4,671,030 and interest of $3,042,613 totaling $7,713,643 in exchange for new promissory notes totaling $7,713 ,643 bearing interest at 12% and with three year maturities. In addition as part of the debt exchange the Company issued 805,000,000 warrants with a 3 year term and an exercise price of $0.002 having a fair value using black-scholes of $1,898,500 and 55 Series F Preferred Stock having a fair value of $1,151,166.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

For the years ended February 28, 2022 and February 28, 2021, the Company made net repayments of $803,394 and $693,049, respectively, to its loan payable-related party. At February 28, 2022, the loan payable-related party was $193,556 and $904,806 at February 29, 2020. As of February 28, 2022, included in the balance due to the related party is $108,000 of deferred salary and interest, $90,000 of which bears interest at 12%. At February 28, 2021 there was $883,710, with $642,000 bearing interest at 12%. The accrued interest included at February 28, 2022 was $2,700 (2021- $118,098).

Pursuant to the amended Employment Agreement with its Chief Executive Officer, the Company issued 1,500 shares of Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share and recorded $1,500,000 of stock based compensation. During the year ended February 28, 2022, the Company redeemed these shares for $1,500,000 and accrued $479,500 as incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met.

During the years ended February 28, 2022 and February 28, 2021, the Company was charged $2,258,819 and $121,973, respectively in consulting fees for research and development to a company partially owned by a principal shareholder.

10. OTHER DEBT – VEHICLE LOANS

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2022 and February 28, 2021. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of February 28, 2022 and February 28, 2021, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. LOANS PAYABLE

Loans payable at February 28, 2022 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
June 11, 2018	June 11, 2019	Promissory note	(3)	$48,000	25%	*
August 10, 2018	September 1, 2018	Promissory note	(4)	—	25%
August 16, 2018	August 16, 2019	Promissory note	(1)	—	25%
August 16, 2018	October 1, 2018	Promissory note	(4)	—	25%
January 31, 2019	June 30, 2019	Promissory note	(2)	78,432	15%	*
January 24, 2019	January 24, 2021	Loan	(8)	—	11%
May 9, 2019	June 30, 2019	Promissory note	(5)	7,850	15%	*
May 31, 2019	June 30, 2019	Promissory note	(6)	86,566	15%	*
June 26, 2019	June 26, 2020	Promissory note	(9)	79,104	15%	*
September 24, 2019	June 24, 2020	Promissory note	(13)	12,000	15%	*
January 30, 2020	January 30, 2021	Promissory note	(15)	11,000	15%	*
February 27, 2020	February 27, 2021	Promissory note	(16)	5,000	15%	*
April 16, 2020	April 16, 2021	Promissory note	(17)	13,000	15%	*
May 12, 2020	May 12, 2021	Promissory note	(18)	43,500	15%	*
May 22, 2020	May 22, 2021	Promissory note	(19)	85,000	15%	*
June 2, 2020	June 2, 2021	Promissory note	(23)	62,000	15%	*
June 9, 2020	June 9, 2021	Promissory note	(24)	31,000	15%	*
June 12, 2020	June 12, 2021	Promissory note	(25)	50,000	15%	*
June 16, 2020	June 16, 2021	Promissory note	(26)	42,000	15%	*
April 3, 2020	April 3, 2021	Promissory note	(20)	—	20%
August 13, 2020	August 13, 2021	Promissory note	(22)	—	20%
September 8, 2020	September 8, 2021	Promissory note	(27)	—	20%
September 15, 2020	September 15, 2022	Promissory note	(28)	300,000	10%
October 6, 2020	March 6, 2023	Promissory note	(29)	150,000	12%
November 12, 2020	November 12, 2023	Promissory note	(30)	110,000	12%
November 23, 2020	October 23, 2022	Promissory note	(31)	65,000	15.5%
November 23, 2020	November 23, 2023	Promissory note	(32)	300,000	15%
December 10, 2020	December 10, 2023	Promissory note	(33)	82,500	12%
December 10, 2020	December 10, 2023	Promissory note	(34)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(35)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(36)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(37)	310,375	12%
December 14, 2020	December 14, 2023	Promissory note	(38)	—	12%
December 30, 2020	December 30, 2023	Promissory note	(39)	350,000	12%
December 31, 2021	December 31, 2024	Promissory note	(40)	25,000	12%
December 31, 2021	December 31, 2024	Promissory note	(41)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(42)	550,000	12%
February 22, 2021	February 22, 2024	Promissory note	(43)	1,650,000	12%
March 1, 2021	March 1, 2024	Promissory note	(10)	6,000,000	12%
March 23, 2021	March 23, 2022	Promissory note	(11)	—	0%
March 23, 2021	March 23, 2022	Promissory note	(12)	—	0%
June 8, 2021	June 8, 2024	Promissory note	(44)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(45)	4,000,160	7%
September 14, 2021	September 14, 2024	Promissory note	(46)	1,650,000	12%
				$26,233,598
Less current portion of loans payable				(1,019,453)
Less discount on loans payable				(4,905,076)
Loans payable				$20,309,069

Current portion of loans payable				$1,019,453
Less discount on loans payable				(14,745)
Current portion of loans payable, net of discount				$1,004,708

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

*	Note is in default. No notice has been given by the note holder to the Company at the time of issuance of these financial statements.

(1)	$12,624 loan repaid during year ended February 28, 2022.

(2)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882 at issuance.

(3)	Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of at least $48,000. No repayments have been made by the Company and no notices have been received.

(4)	$20,000 loan repaid during the year ended February 28, 2022.

(5)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590 at issuance.

(6)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567 at issuance.

(8)	$257,000 Canadian loan. Interest payable every calendar quarter commencing June 30, 2019, if unpaid accrued interest to be paid at maturity. An additional interest amount calculated as 4% of RAD revenues from SCOT rentals for the fiscal years 2020 and 2021 shall be payable March 31, 2020 and March 31, 2021, respectively. Secured by a general security charging all of RAD’s present and after-acquired property in favor of the lender on a first priority basis subject to the following: the lender’s security in this respect shall be postponeable to security in favor of institutional financing obtained by RAD. Additional funding of $26,146 during the quarter ended May 31, 2021. This loan and accrued interest was fully repaid on November 15, 2021 for a cash payment of $443,978. The payment includes $194,804 of loan repayment $55,299 in accrued interest, $18,135 in interest expense, $18,492 in foreign exchange loss and $157,249 in loss on settlement of debt.

(9)	The note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104 at issuance.

(10)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749.005 with a corresponding adjustment to paid in capital for the relative value of the warrant. For the year ended February 28, 2022, the Company recorded amortization expense of $5,349,005 with an unamortized discount of $0 at February 28, 2022. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital.

(11)	In exchange for 28 Series F preferred shares, the Company issued a noninterest bearing unsecured loan for $2,545,900. A fair value of the loan of $2,267,768 was determined with a debt discount off $278,132. For the year ended February 28, 2022, the Company recorded amortization expense $54,102. On June 2, 2021 the Company exchanged the $2,545,900 debt having a net book value of $2,321,870 for 39,167,693 common shares having a fair value of $2,177,724. The Company recorded a gain on settlement of debt of $144,146.

(12)	In exchange for 55 Series F preferred shares, the Company issued a noninterest bearing unsecured loan for $5,000,875. A fair value of the loan of $4,465,067 was determined with a debt discount off $535,808. For the year ended February 28, 2022, the Company recorded amortization expense of $107,162. On June 2, 2021 the Company exchanged the $5,000,875 debt having a net book value $4,572,229 for 76,936,539 common shares having a fair value of $4,277,672. The Company recorded a gain on settlement of debt of $294,557.

(13)	The note may be pre-payable at any time. The note balance includes an original issue discount of $3,000 at issuance.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(15)	The note may be pre-payable at any time. The note balance includes an original issue discount of $2,450 at issuance.

(16)	The note may be pre-payable at any time. The note balance includes an original issue discount of $1,200 at issuance.

(17)	The note may be pre-payable at any time. The note balance includes an original issue discount of $3,850 at issuance.

(18)	The note may be pre-payable at any time. The note balance includes an original issue discount of $8,000 at issuance.

(19)	The note may be pre-payable at any time. The note balance includes an original issue discount of $15,000 at issuance.

(20)	$ 40,000 CDN loan, both principal and interest are due at maturity, if unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share. Total loan of $40,000 CDN and accrued interest repaid at February 28, 2022.

(22)	$ 60,000 CDN loan, principal is due at maturity, interest is payable commencing the third month after the loan over the remaining 10 months. If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share. Total loan of $44,183 (in $USD) and related accrued interest paid during the quarter ended May 31, 2021.

(23)	The note may be pre-payable at any time. The note balance includes an original issue discount of $12,000 at issuance.

(24)	The note may be pre-payable at any time. The note balance includes an original issue discount of $6,000 at issuance.

(25)	The note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 at issuance.

(26)	The note may be pre-payable at any time. The note balance includes an original issue discount of $7,000 at issuance.

(27)	$10,000 CDN loan, principal is due at maturity, interest is payable monthly commencing the third month after the loan over the remaining 10 months. If principal or interest unpaid there is a 10% penalty on unpaid balance. By consent of all parties, lender may convert balance into Class F shares at $6,739 USD per share. Total loan of $7,381 (in $USD) and related accrued interest paid during the quarter ended May 31, 2021.

(28)	The note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Interest payable monthly, principal due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. . For the year ended February 28, 2022, the Company recorded amortization expense of $23,885 with an unamortized discount of $14,745 at February 28, 2022.

(29)	Principal and interest repayable in 28 monthly instalments commencing December 6, 2020, the first 6 months at $2,000 per month, the remaining 22 payments at $ 8,500 per month. Secured by revenue earning devices.

(30)	The note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 and was issued with a warrant to purchase 70,000,000 shares at an exercise price of $0.00165 per share, with a 3-year term and having a relative fair value of $41,176. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $41,176 with a corresponding adjustment to paid in capital. For the year ended February 28, 2022, the Company recorded amortization expense of $12,039 with an unamortized discount of $36,290 at February 28, 2022.

(31)	Principal and interest repayable in 21 monthly instalments commencing December 6, 2020 of $4,060 commencing February 21, 2021. Secured by revenue earning devices.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(32)	The note may be pre-payable at any time. The note balance includes an original issue discount of $25,000 and was issued with a warrant to purchase 230,000,000 shares at an exercise price of $0.00165 per share with a 3-year term and having a relative fair value of $125,814. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $125,814 with a corresponding adjustment to paid in capital for the relative value of the warrant. For the year ended February 28, 2022, the Company recorded amortization expense of $33,823 with an unamortized discount of $109,977 at February 28, 2022.

(33)	The note may be pre-payable at any time. The note balance includes an original issue discount of 7,500 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.002 per share with a 3-year term and having a relative fair value of $54,545. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $54,545 with a corresponding adjustment to paid in capital for the relative value of the warrant. For the year ended February 28, 2022, the Company recorded amortization expense of $9,856 with an unamortized discount of $50,714 at February 28, 2022.

(34)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(35)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(36)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(37)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(38)	This promissory note was issued as part of a debt settlement whereby $100,000 in convertible notes and associated accrued interest of $37,589 totaling $137,589 was exchanged for this promissory note of $192,625. Loan fully repaid at May 31,2021.

(39)	The note may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the year ended February 28, 2022, the Company recorded amortization expense of $27,277 with an unamortized discount of $276,853 at February 28, 2022.

(40)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(41)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(42)	The note may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the year ended February 28, 2022, the Company recorded amortization expense of $58,224 with an unamortized discount of $367,232 at February 28, 2022.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(43)	The note may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the year ended February 28, 2022, the Company recorded amortization expense of $80,746 with an unamortized discount of $1,411,832 at February 28, 2022. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital.

(44)	The note may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. For the year ended February 28, 2022, the Company recorded amortization expense of $1,035,288 with an unamortized discount of $1,249,745 at February 28, 2022. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital.

(45)	This loan was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured.

(46)	The note may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783 using Black-Scholes with assumptions described in note 14. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. For the year ended February 28, 2022, the Company recorded amortization expense of $32,349 with an unamortized discount of $1,402,433at February 28, 2022.

12. DERIVATIVE LIABILITIES

As of February 28, 2022, and February 28, 2021 the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $7,587 and $444,466, respectively.

The Company estimated the fair value of the derivative liabilities using the multinomial lattice model using the following key assumptions during the year ended February 28, 2021:

Strike price	$0.04 - $0.026
Fair value of Company common stock	$0.0632 - $0.0145
Dividend yield	0.00%
Expected volatility	125.3% - 107.7%
Risk free interest rate	0.15% - 0.13%
Expected term (years)	0.5 - 0.25

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the years ended February 28, 2022, and February 28, 2021 the Company released $422,272 and $2,387,687, respectively, of the Company’s derivative liability to equity due to the conversions of principal and interest on the associated notes.

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the year ended February 28, 2022 were as follows:

Balance as of February 28, 2021	$444,466

Derivative discount on loan amendment	438,835
Adjustment to derivative liability due to debt extinguishment	(81,228)
Release of derivative liability on conversion of convertible notes payable	(422,272)
Change in fair value of derivative liabilities	(372,214)
Balance as of February 28, 2022	$7,587

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

Series F Convertible Preferred Stock

The board of directors has designated 4,350 shares of Series F Convertible Preferred Stock with a par value of $1.00 per share. As of the date of this report, there are 2,532 shares of Series F Convertible Preferred Stock outstanding. The Series F Convertible Preferred Stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis. So long as any shares of Series F Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Preferred Stock Activity

Series G Preferred Stock

The board of directors has designated 100,000 shares of Series G Preferred Stock. As of the date of this report, there are no shares of Series G Preferred Stock outstanding. The series G shares are redeemable at $1,000 per share The Series G preferred stock does not have voting rights, does not have rights upon liquidation of the Company and does not receive dividends.

Series E Preferred Stock

During the year ended February 28, 2022 Series E shareholders had the following activity:

—	A shareholder cancelled 1,000,000 Class E shares. The company recorded an adjustment to paid in capital.

Series F Preferred Stock

During the year ended February 28, 2022 Series F shareholders had the following activity:

—	40 Series F Preferred Shares and a warrant to purchase 367 Series F Preferred Shares with a five-year term and an exercise price of $1.00 were issued to an investor in exchange for amending their deferred variable payment obligation agreement. The company attributed a fair value based on recent transactions for the Series F Preferred stock and warrants of $33,015,214 and recorded a loss on settlement of debt with a corresponding adjustment to paid in capital.

—	The warrant holder exercised the warrant in part to acquire 38 Series F Preferred Shares.

—	The shareholder above converted 78 Series F Preferred Shares into 316,345,908 common shares.

—	Two Series F Preferred shareholders exchanged 83 Series F Preferred Shares for two promissory notes on March 23, 2021. The notes are non-interest bearing, have a one-year maturity and total $7,546,775. These notes were subsequently exchanged on June 2, 2021 for a total of 116,104.232 common shares.

—	On July 12, 2021, the former director agreed to surrender his remaining 184 Series F preferred shares in exchange for a note payable from the Company of $4,000,160 bearing interest at 7% per annum with a 5 year term, maturing July 12, 2026.

—	On August 24, 2021the Series F preferred warrant holder agreed to not exercise his warrant privileges on his remaining 329 warrant shares before September 1, 2023.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years

Outstanding at March 1, 2021	—	—	—
Issued	367	$1.00	5.00
Exercised	(38)	$1.00	5.00
Forfeited and cancelled	—	—	—
Outstanding at February 28 2022	329	$1.00	4.50

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Unissued Series F Preferred Stock

During the year ending February 28, 2022 the Company redeemed (through cancellation) 19 shares of issuable Series F preferred stock having a value of $ 74,984 for $500,000, with the difference of $425,016 recorded as a dividend. At November 30, 2021 there remains 46 issuable Series F preferred stock at a value of $99,086. At February 28, 2021 there was 65 issuable Series F preferred stock at a value of $174,070.

During the year ended February 28, 2021 the Company had the following preferred stock activity:

—	On July 22, 2020 the board of directors passed a resolution whereby the sole director agreed to return for cancellation, 816 of his 1000 Series F preferred shares to the Company.

—	On December 1, 2020 the company issued 110 Series F shares having a fair value of $362,084 to a consultant for services previously rendered which was recorded as professional fees with a corresponding adjustment to accrued liabilities.

—	On December 14, 2020, as part of a debt settlement described in Note 8 , the company issued 55 Series F preferred shares to a lender at a fair value of $1,151,166.

Series G Preferred Stock

During the year ending February 28, 2022 Series G shareholders had the following activity:

—	On achievement of objectives 3,4,5 and 8 of the equity awards described below the CEO was granted 1500 Series G Preferred shares which were redeemed immediately for $1,500,000

—	The Company has accrued $1,979,500 of the equity awards and incentive compensation plan payable with the balance of $479,500 at February 28, 2022 after the $1,500,000 payment above.

Summary of Common Stock Activity

During the year ending February 28, 2022 common shareholders had the following activity:

—	A Series F Preferred shareholder converted 78 Series F Preferred Shares for 316,345,998 common shares.

—	holders of certain convertible notes payable elected to convert a total of $825,000 of principal and $71,955 accrued interest, and $1,750 of fees into 31,042,436 shares of common stock.

—	in June 2021, lenders exchanged debt having a face value of $7,546,775 and a net book value of $6,894,099 for 116,104,232 common shares having a fair value of $6,455,396. A gain on settlement of debt of $438,703 was recorded.

—	the Company entered into an investor relations contract whereby 2,100,000 shares are issuable as of February 28, 2022. Stock based compensation of $109,200 was recorded in the period ended February 28, 2022.

—	the Company issued 645,168,473 common shares with gross proceeds of $13,108,624 and cash proceeds of $12,521,932 after issuance costs of $586,692

—	warrant holders exercised warrants to acquire 411,000,000 shares on a cashless basis for 395,022,447 common shares with a corresponding adjustment to paid in capital.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended February 28, 2021 the Company had the following common stock activity:

—	The Company issued 2,329,798,068 shares of its common stock for the conversion of debt and related interest and fees totaling $3,568,686 including $2,420,559 of principal and $1,148,127 of interest, and additionally $20,500 in fees in connection with debt converted during the period, as well as the release of the related derivative liability.

—	In connection with a note issuance in January 2021, the Company issued 5,000,000 shares of common stock

Summary of Warrant Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 29, 2020	142,859,043	$0.003	1.81
Issued	1,424,521,449	0.002	3.00
Exercised	(947,857,000)	0.002	3.00
Forfeited and cancelled	—	—	—
Outstanding at February 28, 2021	619,523,492	$0.03	2.81
Issued	1,008,324,212	0.06	2.47
Exercised	(411,000,000)	0.06	1.75
Forfeited and cancelled	(2,043)	—	—
Outstanding at February 28, 2022	1,216,845,661	$0.06	2.38

For the years ended February 28, 2022 and February 28, 2021, the Company recorded a total of $0 and $362,084, respectively on stock-based payments for warrants with a corresponding adjustment to additional paid-in capital.

For both the years ended February 28, 2022 and February 28, 2021 the Company recorded a total of $2,158,050 and $0 respectively, to stock-based compensation for options, and shares with a corresponding adjustment to additional paid-in capital.

During the year ended February 28, 2022 warrant holders had the following activity:

—	warrant holders exercised warrants to acquire 411,000,000 shares on a cashless basis for 395,022,447 common shares with a corresponding adjustment to paid in capital.

—	in conjunction with debt disclosed in Note 11 (44), the Company issued warrants to a lender to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033, in conjunction with debt disclosed in Note 11 (10), the Company issued warrants to a lender to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005,andin conjunction with debt disclosed in Note 11 (46), the Company issued warrants to a lender to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783 all using the Black-Scholes model with assumptions described below:

Strike price	$0.135 - $0.037
Fair value of Company’s common stock	$0.146 - $0.0071
Dividend yield	0.00%
Expected volatility	411.0% - 403.33%
Risk free interest rate	0.43% - 0.27%
Expected term (years)	3.00

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

—	in conjunction with debt extensions on notes payable disclosed in Note 12 (10, 43, 44), the Company issued warrants to a lender to purchase a total 285,000,000 shares at an exercise price of $0.164 per share with a 3-year term and having an aggregate fair value of $5,415,000, recorded as interest with a corresponding adjustment to paid in capital all using the Black-Scholes model with assumptions described below:

Strike price	$0.0164
Fair value of Company’s common stock	$0.019
Dividend yield	0.00%
Expected volatility	385.60%
Risk free interest rate	1.62%
Expected term (years)	3.00

—	As share issuance costs to a broker the company issued warrants to acquire a total of 3,324,212 shares with a fair value of $21,929 recorded against share proceeds with a corresponding adjustment to paid in capital all using the Black-Scholes model with assumptions described below:

Strike price	$0.041-$0.029
Fair value of Company’s common stock	$0.039-$0.028
Dividend yield	0.00%
Expected volatility	35.30-35.90%
Risk free interest rate	0.46-0.95%
Expected term (years)	3.00

Summary of CEO Compensation Grant

On April 9, 2021 the Company entered into an Employment Agreement with Chief Executive Officer, Steven Reinharz with a three- year term under the following terms whereby stock option awards will be granted if certain conditions are met:

—	A stock option award (option 1) will be granted to the employee to purchase 10,000,000 shares at an exercise price of $ $0.15 per share if the trading share price of the Company reaches an average of $0.30 per share for ten days over a 30 day trading period.

—	A stock option award (option 2) will be granted to the employee to purchase 30,000,000 shares at an exercise price of $ $0.25 per share if the trading share price of the Company reaches an average of $0.50 per share for ten days over a 30 day trading period.

Objective #3:	Sales in any fiscal quarter exceed the total sales in fiscal year 2021 for the first time.

Award #3:	Five hundred (500) shares of Series G preferred stock.

Objective #4:	One hundred fifty (150) devices are deployed in the marketplace.

Award #4:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #5:	Year-to-date sales at any point in fiscal year 2022 exceed One Million Dollars ($1,000,000).

Award #5:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #6:	The price per share of common stock has increased to and maintains a price of Ten Cents ($0.10) or more for ten (10) days in a thirty (30) day period.

Award #6:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #7:	The price per share of common stock has increased to and maintains a price of Twenty Cents ($0.20) or more for ten (10) days in a thirty (30) day period.

Award #7:	Five hundred (500) shares of Series G preferred stock.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Objective #8:	The RAD 3.0 products are launched into the marketplace by November 30, 2021.

Award #8:	Five hundred (500) shares of Series G preferred stock.

Objective #9:	RAD receives an order for fifty (50) units from a single customer.

Award #9:	Five hundred (500) shares of Series G preferred stock.

The fair value of the first two awards was obtained through the use of the Monte Carlo method was $69,350 with a charge to stock- based compensation and a corresponding charge to paid in capital. The fair value of the remaining rewards was determined by calculating the vesting amounts of each reward and then determining for each reporting period the requisite service rendered and applying that against the cash redemption value of the number of shares of Series G issuable for each tier in the agreement. For the period ended January 31 2022 that amount totaled $1,979,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. With the achievement of objectives 3,4,5 and 8 of the equity awards described above the CEO was granted 1,500 Series G Preferred shares which were redeemed in the reporting period for $1,500,000 in cash. As part of the grant, the Company is responsible for grossing up the award value and has accrued additional compensation for the estimated taxes to be paid by the executive.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Purchase Commitment

On August 15 ,2021 the Company entered into a memorandum of understanding with Ghost Robotics whereby the Company will modify and resell a Ghost Robotics (“Ghost”) product (“V50”) in development in exchange for the following:

—	the Company will pay Ghost a non refundable marketing fee of $500,000 with $100,000 payable September 1, 2021 with the remaining $400,000 to be paid in instalments of $40,000 per month over the following 10 months commencing October 1, 2021.

—	the Company will purchase $85,000 of other Ghost products for research and development purposes. This amount will be credited against future purchases of 6 V50’s that the Company will modify and resell.

—	Ghost agrees not to sell its V50 to three specific customers for a three-year period commencing after the first commercial sales of the V50.

—	the Company will re-brand their modified version of the V50 and be responsible for its testing and support.

Operating Lease

On December 10, 2020, the Company entered into a 15-month lease agreement for office space at 18009 Sky Park Circle Suite E, Irvine CA, 92614, commencing on December 18, 2020 through to March 31, 2022 with a minimum base rent of $3,859 per month. The Company paid a security deposit of $3,859.

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

On January 28, 2022, the Company entered into a 2-year lease agreement for office space at 1516 E Edinger, Santa Ana, California, 92705, commencing on February 1, 2022 through to January 31, 2024 with a minimum base rent of $1,500 per month. The Company paid a security deposit of $1,500.

Maturity of Lease Liabilities	Operating Leases
February 28, 2023	$236,028
February 28, 2024	232,169
February 28, 2025	219,863
February 28, 2026	207,558
February 28, 2027	207,558
February 28, 2028 and after	864,825
Total lease payments	1,968,001
Less: Interest	(656,395)
Present value of lease liabilities	$1,311,606

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Year Ended
	February 28,	February 28,
	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(62,197,484)	$(5,898,911)

Effect of common stock equivalents
Add: interest expense on convertible debt	24,954	1,647,935
Add: penalty interest on convertible debt		939,705
Add (less) loss (gain) on change of derivative liabilities	(372,214)	(764,025)
Net income (loss) adjusted for common stock equivalents	(62,544,744)	(4,075,296)

Denominator:
Weighted average shares - basic	4,029,658,082	1,015,115,270

Net income (loss) per share – basic	$(0.02)	$(0.01)

Denominator:
Weighted average shares – diluted	4,029,658,082	1,015,115,270

Net income (loss) per share – diluted	$(0.02)	$(0.01)

The anti-dilutive shares of common stock equivalents for the years ended February 28, 2022 and February 28, 2021 were as follows:

	For the Year Ended
	February 28,	February 28,
	2022	2021
Convertible notes and accrued interest	4,927,561	4,842,500
Convertible Class F Preferred Shares	16,336,475,742	11,141,522,749
Stock options and warrants	1,256,845,661	619,523,492
Total	17,598,248,964	11,765,888,741

16. INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax expense (benefit) consisted of the following for the fiscal years ended February 28, 2022 and February 28, 2021:

	February 28, 2022	February 28, 2021
Total current	$—	$—
Total deferred	—	—
Total	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal years ended February 28, 2022 and February 28, 2021:

February 28, 2022
Federal statutory rate	$(13,061,500)
State income tax benefit, net of federal benefit	(2,954,400)
Non deductible interest	4,027,800
Non deductible settlement losses	8,515,100
Non deductible stock based compensation	169,400
Non deductible changes in fair value of instruments	(95,800)
Other non deductible expenses	600
Change in valuation allowance	3,398,800
Total	$—

February 28, 2021
Federal statutory rate	$(1,239,000)
Non deductible stock based compensation	77,000
Non deductible (non-includable gains) changes in fair value of instruments	(467,000)
Warrant values within debt discount	(114,000)
Change in valuation allowance	1,743,000
Total	$—

For the year ended February 28, 2022 and February 28, 2021, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal years February 28, 2022 and February 28, 2021:

	February 28, 2022	February 28, 2021
Deferred tax assets:
Net operating loss carryforwards	$8,445,915	$5,047,115
Debt discount	114,000	114,000
Total deferred tax assets	8,559,915	5,161,115

Deferred tax liabilities:
Depreciation	—	—
Deferred revenue	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets:
Less valuation allowance	(8,559,915)	(5,161,115)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on August 28, 2017.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward was approximately $28,200,000 at February 28, 2022 and $14,994,000 at February 28, 2021, that is available for carryforward for federal income tax purposes and begin to expire in 2030.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has maintained a full valuation allowance against its deferred tax assets at February 28, 2022 and February 28, 2021. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at February 28, 2022 and February 28, 2021 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

The Company’s tax returns for the years ended February 28, 2022, and February 28, 2021, and February 29, 2020 are open for examination under Federal statute of limitations.

17. SUBSEQUENT EVENTS

Subsequent to February 28, 2022 through to May 27 2022,

—   in May 2022, the Company issued 100,000,000 common shares pursuant to a share purchase agreement for gross proceeds of $1,350,650, issuance costs of $95,545 and cash proceeds of $1,255,105.

—   in March 2022 the Company repaid debt totaling $1,613,953 and related accrued interest of $349,879 to a lender.