Form 10-K/A
period 2022-02-28
Artificial Intelligence Technology Solutions Inc.
filed 2022-05-31
CIK 1498148

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2022 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Inline XBRL Interactive Data files for the Registrant’s Form 10-K for the year ended February 28, 2022, filed with the Securities and Exchange Commission on May 27, 2022.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits.

Exhibit No.	Description of Document
2.1	Stock Purchase Agreement, dated August 28, 2017, by and among the registrant, Steve Reinharz and Robotic Assistance Devices Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on August 31, 2017).

3.1	Articles of Incorporation of the registrant filed with the Nevada Secretary of State on September 8, 2014. (incorporated by reference to Exhibit 3.1 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.2	Plan and Agreement of Merger of Artificial Intelligence Technology Solutions Inc. (a Florida corporation) and Artificial Intelligence Technology Solutions Inc. (a Nevada corporation). (incorporated by reference to Exhibit 3.2 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

3.4	Certificate of Designations filed with the Nevada Secretary of State on February 8, 2017. (incorporated by reference to Exhibit 3.4 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.5	Certificate of Designations filed with the Nevada Secretary of State on May 3, 2017. (incorporated by reference to Exhibit 3.5 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.6	Amendment to Certificate of Designations filed with the Nevada Secretary of State on May 3, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 12, 2017).

10.1	Preferred Stock Purchase Agreement dated January 31, 2017 and entered into between the Company and Capital Venture Holdings LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

21.1	List of Subsidiaries. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer. *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer. *

32.1	Section 1350 Certification of principal executive officer. *

32.2	Section 1350 Certification of principal financial and accounting officer. *

99.1	Insider Trading Policy (incorporated by reference to Exhibit 99.1 to the registrant’s annual report on Form 10-K filed with the Commission on May 28, 2021).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) **

__________

*	Previously filed or furnished with the original Form 10-K Annual Report for 02-28-2022, filed with the Commission on May 27, 2022.
**	filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: May 31, 2022	By:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer

Date: May 31, 2022	By:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Reinharz	President, Chief Executive Officer and Director (principal executive officer)	May 31, 2022
Steven Reinharz

/s/ Anthony Brenz	Chief Financial Officer (principal financial and accounting officer)	May 31, 2022
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

Upon adoption of Topic 842, also referred to above in Note 2, the Company accounts for revenue earned from rental activities where an identified asset is transferred to the customer and the customer has the ability to control that asset for periods greater than one year. To date none of the lease agreements entered into have been for periods longer than one year or greater, and the Company has availed itself of the practical expedient to exclude such leases from ASC 842 accounting and instead has accounted for these leases under ASC 606.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended February 28, 2022	Year Ended February 28, 2021
Device rental activities	$592,401	$304,294
Direct sales of goods and services	854,708	56,594
Revenues	$1,447,109	$360,888

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