Form 10-Q
period 2022-05-31
Artificial Intelligence Technology Solutions Inc.
filed 2022-07-12
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,945,967,695 shares of common stock were issued and outstanding as of July 7, 2022.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2022 (Unaudited)	February 28, 2022*
ASSETS
Current assets:
Cash	$921,629	$4,648,146
Accounts receivable, net	364,720	429,469
Device parts inventory, net	1,609,248	1,530,657
Prepaid expenses and deposits	320,169	442,164
Total current assets	3,215,766	7,050,436
Operating lease asset	1,296,944	1,331,605
Revenue earning devices, net of accumulated depreciation of $506,075 and $434,661, respectively	811,750	709,063
Fixed assets, net of accumulated depreciation of $71,646 and $49,065, respectively	209,101	137,952
Trademarks	28,723	28,723
Security deposit	21,239	21,239
Total assets	$5,583,523	$9,279,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,070,410	$968,853
Advances payable	1,594	1,594
Customer deposits	—	10,000
Current operating lease liability	250,168	254,027
Current portion of deferred variable payment obligation	388,227	325,600
Current portion of convertible notes payable, net of discount of $0 and $0, respectively	3,500	3,500
Loan payable - related party	196,796	193,556
Incentive compensation plan payable	641,000	479,500
Current portion of loans payable, net of discount of $0 and $14,745, respectively	—	1,004,708
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	—	1,260,271
Derivative liability	7,587	7,587
Total current liabilities	2,597,804	4,547,718
Non-current operating lease liability	1,031,392	1,057,579
Loans payable, net of discount of $4,504,793 and $4,905,076, respectively	20,066,853	20,309,069
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	3,365,296	1,816,009
Total liabilities	29,586,345	30,255,375

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at May 31, 2022 and February 28, 2022, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,532 and 2,532 shares issued and outstanding, respectively	2,532	2,532
Series G Preferred Stock, $0.001 par value; 4,350,000 shares authorized, no shares issued and outstanding at May 31, 2022 and February 28, 2022, respectively	—	—
Common Stock, $0.00001 par value; 5,000,000,000 shares authorized 4,869,091,936 and 4,735,210,360 shares issued and outstanding, respectively	48,692	47,353
Additional paid-in capital	74,659,458	73,015,576
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(98,815,940)	(94,144,254)
Total stockholders’ deficit	(24,002,822)	(20,976,357)
Total liabilities and stockholders’ deficit	$5,583,523	$9,279,018

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2022	Three Months Ended May 31, 2021

Revenues	$385,157	$560,334

Cost of Goods Sold	293,724	110,926

Gross Profit	91,433	449,408

Operating expenses:
Research and development (including related party charges of $1,001,734 (2021-$478,951))	1,023,735	634,645
General and administrative	2,400,392	1,899,792
Depreciation and amortization	93,995	37,643
Operating lease cost and rent	69,967	28,874
Total operating expenses	3,588,089	2,600,954

Loss from operations	(3,496,656)	(2,151,546)

Other income (expense), net:
Change in fair value of derivative liabilities	—	179,439
Interest expense	(1,175,030)	(948,450)
(Loss) on settlement of debt	—	(32,984,361)
Total other income (expense), net	(1,175,030)	(33,753,372)

Net income (loss)	$(4,671,686)	$(35,904,918)

Net income (loss) per share - basic	$(0.00)	$(0.01)

Net income (loss) per share - diluted	$(0.00)	$(0.01)

Weighted average common share outstanding - basic	4,798,657,871	3,489,517,478

Weighted average common share outstanding - diluted	4,798,657,871	3,489,517,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2021	4,350,000	$4,350	2,799	$176,869	3,229,426,884	$32,294	$16,764,554	$(31,521,754)	$(14,543,687)
Series F preferred shares and warrants issued with deferred variable payment obligation amendment agreement	—	—	40	40	—	—	33,015,174	—	33,015,214
Series F preferred shares cancelled in exchange for promissory notes	—	—	(83)	(83)	—	—	(6,732,752)	—	(6,732,835)
Series F preferred shares issued on exercise of warrants	—	—	38	38	—	—	(38)	—	—
Series F preferred shares converted to common shares	—	—	(78)	(78)	316,345,998	3,164	(3,086)	—	—
Warrants issued as part of a debt issuance	—	—	—	—	—	—	4,749,006	—	4,749,006
Stock based compensation	—	—	—	—	—	—	69,350	—	69,350
Net income	—	—	—	—	—	—	—	(35,904,918)	(35,904,918)
Balance at May 31, 2021	4,350,000	$4,350	2,716	$176,786	3,545,772,882	$35,458	$47,862,208	$(67,426,672)	$(19,347,870)

Balance at February 28, 2022	3,350,000	$3,350	2,532	$101,618	4,735,210,360	$47,353	$73,015,576	$(94,144,254)	$(20,976,357)
Issuance of shares, net of $117,157 issuance costs	—	—	—	—	133,881,576	1,339	1,643,883	—	1,645,222
Rounding	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	—	(4,671,686)	(4,671,686)
Balance at May 31, 2022	3,350,000	$3,350	2,532	$101,618	4,869,091,936	$48,692	$74,659,458	$(98,815,940)	$(24,002,822)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31, 2022	Three Months Ended May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,671,686)	$(35,904,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,995	37,643
Revenue earning device sold and expensed in cost of sales	—	3,411
Bad debts expense	105,000	—
Inventory provision	25,000	—
Reduction of right of use asset	30,046	15,822
Accretion of lease liability	36,355	13,052
Stock based compensation	161,500	69,350
Change in fair value of derivative liabilities	—	(179,439)
Amortization of debt discounts	415,029	317,269
(Gain) loss on settlement of debt	—	32,984,361
Increase in related party accrued payroll and interest	3,240	80,760
Changes in operating assets and liabilities:
Accounts receivable	(40,251)	(466,887)
Prepaid expenses and deposits on inventory	126,610	(80,000)
Device parts inventory	(283,209)	(253,762)
Accounts payable and accrued expenses	101,557	(225,006)
Customer deposits	(10,000)	—
Accrued expense, related party	—	20,998
Operating lease liability payments	(66,401)	(28,874)
Balance owed WeSecure	—	(122,000)
Current portion of deferred variable payment obligations for payments	62,627	131,428
Accrued interest payable	289,016	546,016
Net cash used in operating activities	(3,621,572)	(3,040,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(88,214)	(15,362)
Cash paid for security deposit	—	(15,880)
Net cash used in investing activities	(88,214)	(31,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	1,645,222	—
Proceeds from loans payable	—	5,426,146
Repayment of loans payable	(1,661,953)	(264,189)
Repayment of convertible debt	—	(65,000)
Net borrowings(repayments) on loan payable - related party	—	(121,147)
Net cash provided by financing activities	(16,731)	4,975,810

Net change in cash	(3,726,517)	1,903,792

Cash, beginning of period	4,648,146	1,044,418

Cash, end of period	$921,629	$2,948,210

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$342,138	$114,710
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Right of use asset for operating lease liability	$—	$1,275,970
Transfer from device parts inventory to fixed assets	$179,,619	$70,162
Exchange of notes payable for Series F preferred shares	$—	$6,732,835
Discount applied to face value of loans	$—	$6,162,945
Warrants issued as part of debt issuance	$—	$4,749,006
Series F preferred shares converted to common shares	$—	$3,086
Series F preferred shares issued on exercise of warrants	$—	$38

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

For the three months ended May 31, 2022, the Company had negative cash flow from operating activities of $3,621,572. As of May 31, 2022, the Company has an accumulated deficit of $98,815,940, and working capital of $617,962. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

The company began raising money through it’s S-3 this year and made improvements in paying off debt, investing in inventory and at May 31, 2022 had $921,629 of cash on hand. Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. The Company this fiscal period through to June 30, 2022 has raised an additional $2.5 million net of issuance costs through the sale of its common shares and paid approximately $1.6 million in current debt.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on May 27, 2022. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., On the Move Experience, LLC and On the OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the entire year.

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

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $138,890 and $33,890 provided as of May 31, 2022 and February 28, 2022, respectively.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of both May 31, 2022 and February 28, 2021 there was a valuation reserve of $90,000 and $65,000, respectively.

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

Computer equipment and software	2 or 3 years
Office equipment	4 years
Manufacturing equipment	7 years
Warehouse equipment	5 years
Tooling	2 years
Demo Devices	4 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At May 31, 2022 and February 28, 2022, the Company had no deferred development costs.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the three months ended May 31, 2022 , two customers accounted for 29% of total revenue (2021- 88%).

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending February 28, 2023, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements

Leases

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2022
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$641,000	$—	$—	$641,000
Derivative liability – conversion features pursuant to convertible notes payable	$7,587	$—	$—	$7,587

February 28, 2022
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$479,500	$—	$—	$479,500
Derivative liability – conversion features pursuant to convertible notes payable	$7,587	$—	$—	$7,587

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended May 31, 2022	Three Months Ended May 31, 2021
Device rental activities	$239,805	$125,992
Direct sales of goods and services	145,352	434,342
	$385,157	$560,334

5. LEASES

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

Below is a summary of our lease assets and liabilities at May 31, 2022 and February 28, 2022.

Leases	Classification	May 31, 2022	February 28, 2022
Assets
Operating	Operating Lease Assets	$1,296,944	$1,331,605
Liabilities
Current
Operating	Current Operating Lease Liability	$250,168	$254,027
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	1,031,392	1,057,579
Total lease liabilities		$1,281,560	$1,311,606

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

Operating lease cost and rent was $69,967 and $28,874 for the three months ended May 31, 2022 and May 31, 2021, respectively.

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	May 31, 2022	February 28, 2022
Revenue earning devices	$1,317,825	$1,143,724
Less: Accumulated depreciation	(506,075)	(434,661)
	$811,750	$709,063

During the three months ended May 31, 2022 the Company made total additions to revenue earning devices of $174,101 which were transfers from inventory. During the three months ended May 31, 2021, the Company made total additions to revenue earning devices of $70,162 which were transfers from inventory. During the three months ended May 31, 2021 the Company sold a revenue earning device having a net book value of $3,411 for revenues of $30,600 and included the $3,411 in cost of goods sold.

Depreciation expense was $71,414 and $33,005 for the three months ended May 31, 2022, and 2021 respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FIXED ASSETS

Fixed assets consisted of the following:

	May 31, 2022	February 28, 2022
Automobile	$84,880	$84,880
Manufacturing equipment	16,800	16,800
Demo devices	22,056	16,539
Computer equipment and software	117,873	36,742
Office equipment	15,312	15,312
Warehouse equipment	11,415	11,415
Tooling	7,082	—
Leasehold improvements	5,329	5,329
	280,747	187,017
Less: Accumulated depreciation	(71,646)	(49,065)
	$209,101	$137,952

During the three months ended May 31, 2022 the Company made additions of $93,730 of which $5,516 were transfers from inventory with remaining additions of $88,214. During the three months ended May 31, 2021 the Company made additions of $15,362.

Depreciation expense was $22,581 and $4,638 for the three months ended May 31, 2022, and 2021 respectively.

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

On July 1, 2020 the Company entered into a similar agreement with the first investor whereby the investor would pay up to $800,000 in exchange for a perpetual 2.75% rate payment (Payment) on the Company’s reported quarterly revenue. These Payments are to be made 90 days after the fiscal quarter with the first payment being due no later than May 31, 2021. If the Payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor had agreed to pay $100,000 per month over an 8 month period with the first payment due July 2020 and the final payment no later than February 28, 2021. As at August 31, 2020 the investor had fully funded the $800,000 commitment

On August 27, 2020 the Company and the first investor referred to above consolidated the three separate agreements of February 1, 2019 for $900,000, November 18, 2019 for $225,000 and July 1, 2020 for $800,000 into a new agreement for a total of $1,925,000. This new agreement is for similar terms as the above agreements save for the following: the rate payment is revised to 14.25% payable on revenues commencing the quarter ended August 31, 2020. Upon an event of default that we are unable to cure in the time allotted under the agreements, these Payments may be secured with a priority lien by UCC filing against all of our assets, but is subordinated to equipment financing or leasing agreements on the products the Company leases to its customers.

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of May 31, 2022, and February 28, 2022, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended May 31, 2022 and year ended February 28, 2022 , the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both May 31, 2022 and February 28, 2022.

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of May 31, 2022, the Company has accrued $388,227 in Payments (February 28, 2022 -$325,600). At May 31, 2022, and February 28, 2022 the Company was in default on $181,410 and $90,300 of those Payments. No notices have been sent to the Company.

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

					Balance	Balance
		Interest	Conversion		May 31,	February 28,
Issued	Maturity	Rate	Rate per Share		2022	2022
July 18, 2016	July 18, 2017*	10%	$0.003	(1)	3,500	3,500
					3,500	3,500

Less: current portion of convertible notes payable					(3,500)	(3,500)
Less: discount on noncurrent convertible notes payable					—	—
Noncurrent convertible notes payable, net of discount					$—	$—

Current portion of convertible notes payable					$3,500	$3,500
Less: discount on current portion of convertible notes payable					—	—
Current portion of convertible notes payable, net of discount					$3,500	$3,500

__________

*	This note was in default as of May 31, 2022. Default interest rate 22%
(1)	The conversion price is not subject to adjustment from forward or reverse stock splits.

During both the three months ended May 31, 2022 and 2021, the Company incurred original issue discounts of $0, and debt discounts from derivative liabilities of $0 related to new convertible notes payable. During the three months ended May 31, 2022 and 2021, the Company recognized interest expense related to the amortization of debt discount of $0 and $81,131, respectively.

The note above is unsecured. As of May 31, 2022 and February 28, 2022, the Company had total accrued interest payable of $28,454 and $28,104, respectively, all of which is classified as current.

During the three months ended May 31, 2022, the Company had no convertible note activity

During the three months ended May 31, 2021, the Company also had the following convertible note activity:

●	The company settled convertible notes of $65,000 and accrued interest $22,525 for a cash payment of $93,984. A loss on settlement of debt of $6,459 was recorded.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2022, the Company had no repayments of net advances from its loan payable-related party. For the three months ended May 31, 2021 the Company repaid net advances of $121,147. At May 31, 2022, the loan payable-related party was $196,796 and $193,556 at February 28, 2022. Included in the balance due to the related party at May 31, 2022 is $113,940 of deferred salary and interest, $108,000 of which bears interest at 12%. At February 28, 2022, included in the balance due to the related party is $110,700 of deferred salary and interest, $90,000 of which bears interest at 12%. The accrued interest included in loan at May 31, 2022 and May 31, 2021 was $5,940 and $138,858, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months ended May 31, 2022 the Company accrued $161,500 of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At May 31, 2022 and February 28, 2022 there was $641,000 and $479,500 of incentive compensation payable.

During the three months ended May 31, 2022 and 2021, the Company was charged $1,001,734 and $478,951, respectively for fees for research and development from a company partially owned by a principal shareholder.

11. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2022 and February 28, 2021. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of May 31, 2022 and February 28, 2022, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. LOANS PAYABLE

Loans payable at May 31, 2022 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
June 11, 2018	June 11, 2019	Promissory note	(2) (#)	$—	25%
January 31, 2019	June 30, 2019	Promissory note	(1) (#)	—	15%
May 9, 2019	June 30, 2019	Promissory note	(3) (#)	—	15%
May 31, 2019	June 30, 2019	Promissory note	(4) (#)	—	15%
June 26, 2019	June 26, 2020	Promissory note	(5) (#)	—	15%
September 24, 2019	June 24, 2020	Promissory note	(6) (#)	—	15%
January 30, 2020	January 30, 2021	Promissory note	(7) (#)	—	15%
February 27, 2020	February 27, 2021	Promissory note	(8) (#)	—	15%
April 16, 2020	April 16, 2021	Promissory note	(9) (#)	—	15%
May 12, 2020	May 12, 2021	Promissory note	(11) (#)	—	15%
May 22, 2020	May 22, 2021	Promissory note	(12) (#)	—	15%
June 2, 2020	June 2, 2021	Promissory note	(13) (#)	—	15%
June 9, 2020	June 9, 2021	Promissory note	(14) (#)	—	15%
June 12, 2020	June 12, 2021	Promissory note	(15) (#)	—	15%
June 16, 2020	June 16, 2021	Promissory note	(16) (#)	—	15%
September 15, 2020	September 15, 2022	Promissory note	(17) (#)	—	10%
October 6, 2020	March 6, 2023	Promissory note	(18) (#)	—	12%
November 12, 2020	November 12, 2023	Promissory note	(19) (#)	—	12%
November 23, 2020	October 23, 2022	Promissory note	(20) (#)	—	15.5%
November 23, 2020	November 23, 2023	Promissory note	(21) (#)	—	15%
December 10, 2020	December 10, 2023	Promissory note	(22) (#)	—	12%
December 10, 2020	December 10, 2023	Promissory note	(23)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(24)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(25)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(26)	310,375	12%
December 30, 2020	December 30, 2023	Promissory note	(27)	350,000	12%
December 31, 2021	December 31, 2024	Promissory note	(28)	25,000	12%
December 31, 2021	December 31, 2024	Promissory note	(29)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(30)	550,000	12%
February 22, 2021	February 22, 2024	Promissory note	(31)	1,650,000	12%
March 1, 2021	March 1, 2024	Promissory note	(10)	6,000,000	12%
June 8, 2021	June 8, 2024	Promissory note	(32)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(33)	4,000,160	7%
September 14, 2021	September 14, 2024	Promissory note	(34)	1,650,000	12%
				$24,571,646
Less discount on loans payable				(4,504,793)
Loans payable				$20,066,853

__________

(#) Loans with a principal balance of $1,661,953 along with associated accrued interest of $342,138 totaling $2,004,091 were paid in March 2022, with a remaining accrued liability of $62,979.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Original $78,432 note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882 at issuance. The loan and accrued interest were fully paid in March 2022.

(2)	Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of at least $48,000. The loan and accrued interest were fully paid in March 2022.

(3)	Original $7,850 note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590 at issuance. The loan and accrued interest were fully paid in March 2022.

(4)	Original $86,567 note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567 at issuance. The loan and accrued interest were fully paid in March 2022.

(5)	Original $79,104 note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104 at issuance. The loan and accrued interest were fully paid in March 2022.

(6)	Original $12,000 note may be pre-payable at any time. The note balance includes an original issue discount of $3,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(7)	Original $11,000 note may be pre-payable at any time. The note balance includes an original issue discount of $2,450 at issuance. The loan and accrued interest were fully paid in March 2022.

(8)	Original $5,000 note may be pre-payable at any time. The note balance includes an original issue discount of $1,200 at issuance. The loan and accrued interest were fully paid in March 2022.

(9)	Original $13,000 note may be pre-payable at any time. The note balance includes an original issue discount of $3,850 at issuance. The loan and accrued interest were paid in March 2022.

(10)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. For the three months ended May 31, 2022, the Company recorded amortization expense of $0 with an unamortized discount of $0 at May 31, 2022. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(11)	Original $43,500 note may be pre-payable at any time. The note balance includes an original issue discount of $8,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(12)	Original $85,000 note may be pre-payable at any time. The note balance includes an original issue discount of $15,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(13)	Original $62,000 note may be pre-payable at any time. The note balance includes an original issue discount of $12,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(14)	Original $31,000 note may be pre-payable at any time. The note balance includes an original issue discount of $6,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(15)	Original $50,000 note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(16)	Original $42,000 note may be pre-payable at any time. The note balance includes an original issue discount of $7,000 at issuance. The loan and accrued interest were fully paid in March 2022.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(17)	Original $300,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Interest payable monthly, principal due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The loan and accrued interest were fully paid in March 2022. For the three months ended May 31, 2022, the Company recorded amortization expense of $14,745 with an unamortized discount of $0 at May 31, 2022.

(18)	Original principal of $150,000 and interest repayable in 28 monthly instalments commencing December 6, 2020, the first 6 months at $2,000 per month, the remaining 22 payments at $ 8,500 per month. Secured by revenue earning devices. The loan and accrued interest were fully paid in March 2022.

(19)	Original $110,000 note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 and was issued with a warrant to purchase 70,000,000 shares at an exercise price of $0.00165 per share, with a 3-year term and having a relative fair value of $41,176. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $41,176 with a corresponding adjustment to paid in capital. The loan and accrued interest were fully paid in March 2022. For the three months ended May 31, 2022, the Company recorded amortization expense of $36,290 with an unamortized discount of $0 at May 31, 2022.

(20)	Original principal of $65,000 and interest repayable in 21 monthly instalments of $4,060 commencing February 23, 2021. Secured by revenue earning devices. The loan and accrued interest were fully paid in March 2022.

(21)	Original $300,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000 and was issued with a warrant to purchase 230,000,000 shares at an exercise price of $0.00165 per share with a 3-year term and having a relative fair value of $125,814. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $125,814 with a corresponding adjustment to paid in capital for the relative value of the warrant. The loan and accrued interest were fully paid in March 2022. For the three months ended May 31, 2022, the Company recorded amortization expense of $109,977 with an unamortized discount of $0 at May 31, 2022

(22)	Original $82,500 note may be pre-payable at any time. The note balance includes an original issue discount of 7,500 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.002 per share with a 3-year term and having a relative fair value of $54,545. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $54,545 with a corresponding adjustment to paid in capital for the relative value of the warrant. The loan and accrued interest were fully paid in March 2022. For the three months ended May 31, 2022 the Company recorded amortization expense of $50,714 with an unamortized discount of $0 at May 31, 2022.

(23)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(24)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(25)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(26)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(27)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three months ended May 31, 2022, the Company recorded amortization expense of $13,060 with an unamortized discount of $263,793 at May 31, 2022.

(28)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(29)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(30)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the three months ended May 31, 2022, the Company recorded amortization expense of $23,238 with an unamortized discount of $343,995 at May 31, 2022.

(31)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three months ended May 31, 2022, the Company recorded amortization expense of $42,874 with an unamortized discount of $1,368,957 at May 31, 2022. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(32)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. For the three months ended May 31, 2022, the Company recorded amortization expense of $92,711 with an unamortized discount of $1,157,035 at May 31, 2022. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(33)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured.

(34)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783 using Black-Scholes with assumptions described in note 14. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. For the three months ended May 31, 2022, 2022, the Company recorded amortization expense of $31,420 with an unamortized discount of $1,371,013 at May 31, 2022.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. DERIVATIVE LIABILITIES

As of both May 31, 2022, and February 28, 2022 the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $7,587. There was no change during the period.

14. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary or Preferred Stock Activity

No preferred stock activity during the period

Summary of Preferred Stock Warrant Activity

	Number of Series C Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2022	329	$1.00	4.50
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2022	329	$1.00	4.25

Summary of Common Stock Activity

The Company issued 133,881,576 common shares with gross proceeds of $1,762,379 and net proceeds of $1,645,222 after issuance costs of $117,157

Summary of Common Stock Warrant Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2022	1,216,845,661	$0.07	2.38
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2022	1,216,845,661	$0.07	2.12

For the three months ended May 31, 2022 and May 31, 2021, the Company recorded a total of $0 and $0, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

Summary of Common Stock Option Activity

On April 9, 2021 the Company entered into an Employment Agreement with Chief Executive Officer, Steven Reinharz with a three- year term under the following terms whereby stock option awards will be granted if the following conditions are met:

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $69,967 for the three months May 31, 2022 and $30,064 for the three months May 31, 2020.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturity of Lease Liabilities	Operating Leases
May 31, 2023	$250,169
May 31, 2024	244,169
May 31, 2025	213,711
May 31, 2026	207,558
May 31, 2027	207,558
May 31, 2028 and after	812,935
Total lease payments	1,936,100
Less: Interest	(654,540)
Present value of lease liabilities	$1,281,560

16. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Year Ended
	May 31, 2022	May 31, 2021
Numerator:
Net income (loss) available to common shareholders	$(4,671,686)	$(35,904,918)

Effect of common stock equivalents
Add: interest expense on convertible debt	194	24,954
Add (less) loss (gain) on change of derivative liabilities	—	(179,439)
Net income (loss) adjusted for common stock equivalents	(4,671,492)	(36,059,403)

Denominator:
Weighted average shares – basic	4,798,657,871	3,489,517,478

Net income (loss) per share – basic	$(0.00)	$(0.01)

Denominator:
Weighted average shares – diluted	4,798,657,871	3,489,517,478

Net income (loss) per share – diluted	$(0.00)	$(0.01)

The anti-dilutive shares of common stock equivalents for the three months ended May 31, 2022 and 2021 were as follows:

	For the Year Ended
	May 31, 2022	May 31, 2021
Convertible notes and accrued interest	7,093,255	14,072,341
Convertible Class F Preferred Shares	16,798,367,179	12,232,916,443
Stock options and warrants	1,256,845,661	659,523,492
Total	18,062,306,095	12,906,512,276

17. SUBSEQUENT EVENTS

Subsequent to May 31, 2022 through to July 12, 2022:

—   in June 2022, the Company issued 78,975,759 common shares pursuant to a share purchase agreement for gross proceeds of $902,499, issuance costs of $48,200 and net proceeds of $854,299.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended May 31, 2022 and May 31, 2021 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2022, as filed on May 27, 2022 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended May 31, 2022 and 2021

The following table shows our results of operations for the three months ended May 31, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	May 31, 2022	May 31, 2021	Dollars	Percentage
Revenues	$385,157	$560,334	$(175,177)	(31%	)
Gross profit	91,433	449,408	(357,975)	(80%	)
Operating expenses	3,588,089	2,600,954	987,135	38%
Loss from operations	(3,496,656)	(2,151,546)	(1,345,110)	63%
Other income (expense), net	(1,175,030)	(33,753,372)	32,578,342	97%
Net loss	$(4,671,686)	$(35,904,918)	$31,233,232	87%

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	May 31, 2022	May 31, 2021	Dollars	Percentage
Device rental activities	$239,805	$125,992	$113,813	90%
Direct sales of goods and services	145,352	434,342	(288,990)	(67%	)
	$385,157	$560,334	$(175,177)	(31%	)

Total revenue for the three-month period ended May 31, 2022 was $385,157 which represented a decrease of $175,177 compared to total revenue of $560,334 for the three months ended May 31, 2021. This decrease is a result of unusually high unit sales in the previous year’s quarter. Rental activities increased by 90% over the prior year’s quarter as the Company continues to grow its core business.

Gross profit

Total gross profit for the three-month period ended May 31, 2022 was $91,433 which represented a decrease of $357,975 compared to gross profit of $449,408 for the three months ended May 31, 2021. The decrease resulted primarily from inventory adjustments totaling $177,475 broken down as $152,475 in inventory adjustments due to shrinkage and obsolescence and a $25,000 increase in the inventory provision to account for obsolescence. The gross profit % of 24% for the three-month period ended May 31, 2022 was lower than the gross profit % of 80% for the prior year’s corresponding period due to inventory adjustments previously mentioned. After accounting for those inventory adjustments totaling $177,475, the adjusted gross profit for the three months ended May 31, 2022 would be 70%.

Operating Expenses

	Period
	Three Months Ended	Three Months Ended	Change
	May 31, 2022	May 31, 2021	Dollars	Percentage
Research and development	$1,023,735	$634,645	$389,090	61%
General and administrative	2,400,392	1,899,792	500,600	26%
Depreciation and amortization	93,995	37,643	56,352	150%
Operating lease cost and rent	69,967	28,874	41,093	142%
Operating expenses	$3,588,089	$2,600,954	$987,135	38%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended May 31, 2022 and May 31, 2021, were $3,588,089 and $2,600,954, respectively. The overall increase of $987,135 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $500,600. In comparing the three months ended May 31, 2022 and May 31, 2021 this increase was primarily due to increases in wages and salaries of $587,855 due to staffing of new manufacturing facility and increases in office and management staff , stock based compensation of $92,150, insurance of $102,815 due to health plan for new employees and increased liability and property insurance due to new manufacturing facility, office expenses of $35,947, travel $175,538 and advertising , marketing of $55,604 and bad debts expense due to a general provision of $105,000 on slow payers due to present economic factors. These increases were partially offset by decreases in production supplies by $183,904 due to better inventory management, professional fees of $292,374 mostly due to the severance costs of a former director in the prior year’s quarter, software and technology costs of $50,642 and subcontractor fees of $117,228 due to increase in staffing.

●	Research and development increased by $389,090 due to funding development of new products as well as upgrades of existing products.

●	Depreciation and amortization increased by $56,352 due to the acquisition of ERP computer software, and computer equipment and 34 new revenue earning devices.

●	Operating lease cost and rent increased by $41,093 due to a new office lease for the 3 months ended May 31, 2022 leases and only one month of the new manufacturing facility for the three months ended May 31, 2021 as compared to a three full months for the three months ended May 31, 2022.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments, loss on settlement of debt and interest. Other income (expense) during the three months ended May 31, 2022 and May 31, 2021, was ($1,175,030) and ($33,753,372), respectively. The $32,578,342 increase in other income was primarily attributable to the loss on settlement of debt realized in the prior year’s quarter.

●	In comparing the three months ended May 31, 2022 and the three months ended May 31, 2021, the change in fair value of derivative liabilities decreased by $179,439. This represents the change in fair value for the three months ended May 31, 2021. There was no change in fair value of derivative liabilities for the three months ended May 31, 2022 as most of the underlying convertible debt has been repaid with only $3,500 remaining. The change in fair value of derivative liabilities in 2021 was due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock.

●	Interest expense increased by $226,580 due to an increase in both debt amortization expense and interest expense because of increases in loans payable

●	Loss on settlement of debt was $32,984,361 the quarter ended May 31, 2021 and nil in the quarter ended May 31, 2022. The amendment of the deferred variable payment obligation during the prior year’s quarter led to a $33,015,215 loss which was partially offset by gains from accrued liabilities settlements. This loss on settlement of debt was non-cash and had no effect on the cash flows of the Company.

Net incomes

We had a net loss of $4,671,686 for the three months ended May 31, 2022, compared to a net loss of $35,904,918 for the three months ended May 31, 2021. The change is primarily the result of the loss on settlement in the three months ended May 31, 2021 as well as and other items discussed above.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended May 31, 2022, we have generated revenue and are trying to achieve positive cash flows from operations.

As of May 31, 2022, we had a cash balance of $921,629, accounts receivable of $364,720, device parts inventory  of $1,609,248 and $2,597,804 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	May 31, 2022	February 28, 2022
Current assets	$3,215,766	$7,050,436
Current liabilities	2,597,804	4,547,718
Working capital	$617,972	$2,502,718

As of May 31, 2022 and February 28, 2022, we had a cash balance of $921,629 and $4,648,146, respectively.

Summary of Cash Flows

	Three Months Ended May 31, 2022	Three Months Ended May 31, 2022
Net cash used in operating activities	$(3,621,572)	$(3,040,776)
Net cash used in investing activities	$(88,214)	$(31,242)
Net cash (used in) provided by financing activities	$(16,731)	$4,975,810

Net cash used in operating activities.

Net cash used in operating activities for the three months ended May 31, 2022 was $3,621,572, which included a net loss of $4,671,686, non-cash activity such as the bad debts expense of $105,000, inventory provision $25,000, reduction of right of use asset of $30,046, accretion of lease liability $36,355, stock based compensation of $161,500, change in operating assets of $179,948, amortization of debt discount of $415,029, increase in related party accrued payroll and interest of $3,240 and depreciation and amortization of $93,995 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the three months ended May 31, 2022 was $88,214, which was the purchase of fixed assets,

Net cash used in financing activities.

Net cash used in financing activities was $16,731 for the three months ended May 31, 2022. This consisted of share proceeds net of issuance costs of $1,645,222, reduced by repayments on loans payable of $1,661,953.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2022, as filed on May 27, 2022.

Related Party Transactions

For the three months ended May 31, 2022, the Company had no repayments of net advances from its loan payable-related party. For the three months ended May 31, 2021 the Company repaid net advances of $121,147. At May 31, 2022, the loan payable-related party was $196,796 and $193,556 at February 28, 2022. Included in the balance due to the related party at May 31, 2022 is $113,940 of deferred salary and interest, $108,000 of which bears interest at 12%. At February 28, 2022, included in the balance due to the related party is $110,700 of deferred salary and interest, $90,000 of which bears interest at 12%. The accrued interest included in loan at May 31, 2022 and May 31, 2021 was $5,940 and $138,858, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months ended May 31, 2022 the Company accrued $161,500 of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At May 31, 2022 and February 28, 2022 there was $641,000 and $479,500 of incentive compensation payable.

During the three months ended May 31, 2022 and 2021, the Company was charged $1,001,734 and $478,951, respectively for consulting fees for research and development from a company partially owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of May 31, 2022, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of May 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Change in Internal Controls over Financial Reporting

The only change in internal controls was the implementation of the Company’s new CRM/ERP/Accounting software. This change in our internal controls over financial reporting that occurred during the period covered by this report, should not have materially affected, or is not reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer. (3)

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer. (3)

32.1	Section 1350 Certification of principal executive officer. (3)

32.2	Section 1350 Certification of principal financial accounting officer. (3)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (3)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (3)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (3)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (3)

__________

(1)	Incorporated by reference to our Form 10-KT file with the Securities and Exchange Commission on March 12, 2018.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on August 4, 2010.

(3)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artificial Intelligence Technology Solutions Inc.

Date: July 12, 2022	BY: /s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: July 12, 2022	BY: /s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)