Form 10-Q
period 2022-08-31
Artificial Intelligence Technology Solutions Inc.
filed 2022-10-21
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,146,421,211 shares of common stock were issued and outstanding as of October 20, 2022.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2022 (Unaudited)	February 28, 2022*
ASSETS
Current assets:
Cash	$363,073	$4,648,146
Accounts receivable, net	442,652	429,469
Share proceeds receivable	281,200	—
Device parts inventory, net	1,640,891	1,530,657
Prepaid expenses and deposits	568,752	442,164
Total current assets	3,296,568	7,050,436
Operating lease asset	1,268,597	1,331,605
Revenue earning devices, net of accumulated depreciation of $622,200 and $434,661, respectively	947,571	709,063
Fixed assets, net of accumulated depreciation of $101,312 and $49,065, respectively	319,381	137,952
Trademarks	28,723	28,723
Security deposit	21,239	21,239
Total assets	$5,882,079	$9,279,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,416,315	$968,853
Advances payable	1,594	1,594
Customer deposits	1,872	10,000
Current operating lease liability	250,169	254,027
Current portion of deferred variable payment obligation	431,720	325,600
Current portion of convertible notes payable, net of discount of $522,505 and $0, respectively	227,495	3,500
Loan payable - related party	200,036	193,556
Incentive compensation plan payable	704,000	479,500
Current portion of loans payable, net of discount of $18,541 and $14,745, respectively	154,959	1,004,708
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	39,566	1,260,271
Derivative liability	—	7,587
Total current liabilities	3,466,248	4,547,718
Non-current operating lease liability	1,004,584	1,057,579
Loans payable, net of discount of $4,351,804 and $4,905,076, respectively	23,583,842	20,309,069
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	4,024,451	1,816,009
Total liabilities	34,604,125	30,255,375

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at August 31, 2022 and February 28, 2022, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,532 and 2,532 shares issued and outstanding, respectively	2,532	2,532
Series G Preferred Stock, $0.001 par value; 4,350,000 shares authorized, no shares issued and outstanding at August 31, 2022 and February 28, 2022, respectively	—	—
Common Stock, $0.00001 par value; 6,000,000,000 shares authorized 5,063,354,356 and 4,735,210,360 shares issued, issuable and outstanding, respectively	50,635	47,353
Additional paid-in capital	74,111,156	73,015,576
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(102,988,805)	(94,144,254)
Total stockholders’ deficit	(28,722,046)	(20,976,357)
Total liabilities and stockholders’ deficit	$5,882,079	$9,279,018

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

Revenues	$267,484	$141,572	$652,641	$701,906

Cost of Goods Sold	34,214	41,954	327,938	152,880

Gross Profit	233,270	99,618	324,703	549,026

Operating expenses:
Research and development (Note 10)	963,786	699,292	1,987,521	1,333,937
General and administrative	2,238,442	2,590,920	4,638,834	4,490,712
Depreciation and amortization	145,793	47,691	239,788	85,334
Operating lease cost and rent	63,681	75,212	133,648	104,086
(Gain) loss on disposal of fixed assets	—	(29,125)	—	(29,125)
Total operating expenses	3,411,702	3,383,990	6,999,791	5,984,944

Loss from operations	(3,178,432)	(3,284,372)	(6,675,088)	(5,435,918)

Other income (expense), net:
Change in fair value of derivative liabilities	3,595	193,063	3,595	372,502
Interest expense	(1,002,020)	(1,813,773)	(2,177,050)	(2,762,223)
Gain (loss) on settlement of debt	3,992	72,709	3,992	(32,911,652)
Total other expense net	(994,433)	(1,548,001)	(2,169,463)	(35,301,373)

Net loss	$(4,172,865)	$(4,832,373)	$(8,844,551)	$(40,737,291)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common share outstanding - basic	4,970,040,852	3,890,453,905	4,884,349,362	3,689,985,691

Weighted average common share outstanding - diluted	4,970,040,852	3,890,453,905	4,884,349,362	3,689,985,691

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2022	3,350,000	$3,350	2,532	$101,618	4,735,210,360	$47,353	$73,015,576	$(94,144,254)	$(20,976,357)
Issuance of shares, net of $117,157 issuance costs	—	—	—	—	133,881,576	1,339	1,643,883	—	1,645,222
Rounding	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	—	(4,671,686)	(4,671,686)
Balance at May 31, 2022	3,350,000	$3,350	2,532	$101,618	4,869,091,936	$48,692	$74,659,458	$(98,815,940)	$(24,002,822)
Issuance of shares, net of $95,293 issuance costs	—	—	—	—	191,691,135	1,917	1,889,350	—	1,891,267
Cashless exercise of warrants	—	—	—	—	9,688,179	97	(97)	—	—
Relative fair value of warrants issued with debt	—	—	—	—	—	—	404,374	—	404,374
Cancelled shares	—	—	—	—	(17,116,894)	(171)	171	—	—
Exchange of 955,000,000 warrants for debt	—	—	—	—	—	—	(2,960,500)		(2,960,500)
Shares as payment for services	—	—	—	—	10,000,000	100	118,400	—	118,500
Net income	—	—	—	—	—	—	—	(4,172,865)	(4,172,865)
Balance at August 31, 2022	3,350,000	$3,350	2,532	$101,618	5,063,354,356	$50,635	$74,111,156	$(102,988,805)	$(28,722,046)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31, 2022	Six Months Ended August 31, 2021
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,844,551)	$(40,737,291)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	239,786	85,334
Revenue earning device sold and expensed in cost of sales	—	3,255
Bad debts expense	145,000	2,022
Inventory provision	70,000	—
Reduction of right of use asset	56,854	42,684
Accretion of lease liability	72,090	49,656
(Gain) loss on disposal of fixed assets	—	(29,125)
Stock based compensation	343,000	1,200,550
Change in fair value of derivative liabilities	(3,595)	(372,502)
Interest expense related to penalties from debt defaults	—	—
Amortization of debt discounts	671,594	1,395,799
(Gain) loss on settlement of debt	(3,992)	32,911,652
Increase in related party accrued payroll and interest	6,480	162,438
Changes in operating assets and liabilities:
Accounts receivable	(158,183)	(89,913)
Prepaid expenses	(23,984)	(269,614)
Deposits on inventory	—	(278,427)
Device parts inventory	(632,760)	(706,562)
Accounts payable and accrued expenses	351,014	(586,886)
Accrued expense -related party	—	(38,807)
Customer deposits	(8,128)	(500)
Operating lease liabilities	(128,944)	(92,340)
Current portion of deferred variable payment obligation for payments	106,120	154,448
Balance owed WeSecure	—	(122,000)
Accrued interest payable	987,737	1,219,151
Net cash used in operating activities	(6,754,462)	(6,096,978)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(207,197)	(32,162)
Proceeds on disposal of fixed assets	—	30,000
Cash paid for security deposit	—	(15,880)
Net cash used in investing activities	(207,197)	(18,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	3,255,289	—
Proceeds from loans payable	500,000	7,926,146
Repayment of loans payable	(1,697,953)	(276,813)
Proceeds from convertible debt and warrants issued	619,250	—
Repayment of convertible debt	—	(65,000)
Net borrowings (repayments) on loan payable - related party	—	(118,342)
Net cash provided by financing activities	2,676,586	7,465,991

Net change in cash	(4,285,073)	1,350,971

Cash, beginning of period	4,648,146	1,044,418

Cash, end of period	$363,073	$2,395,389

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$405,117	$109,864
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Right of use asset for operating lease liability	$—	$1,275,970
Transfer from device parts inventory to revenue earning devices	$452,526	$282,337
Conversion of convertible notes and interest to shares of common stock	$—	$898,705
Release of derivative liability on conversion of convertible notes payable	$—	$422,272
Derivative debt discount on re-valuation on loan amendment	$—	$438,835
Exchange of notes payable for Series F preferred shares	$—	$6,732,835
Exchange of warrants for debt	$3,000,000	$—
Discount applied to face value of loans	$39,500	$6,162,945
Warrants issued as part of debt	$—	$6,784,039
Exercise of warrants	$97	$3,003
Series F preferred shares issued for debt	$—	$4,000,160
Cancellation of Series E preferred shares and common shares	$171	$1,000
Series F preferred shares converted to common shares	$—	$3,086
Series F preferred shares issued on exercise of warrants	$—	$38

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

Robotic Assistance Devices, LLC (“RAD”), was incorporated in the State of Nevada on July 26, 2016 as a Limited Liability Company. On July 25, 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc., through the issuance of 10,000 common shares to its sole shareholder.

On August 28, 2017, AITX completed the acquisition of RAD (the “Acquisition”), whereby AITX acquired all the ownership and equity interest in RAD for 3,350,000 shares of AITX Series E Preferred Stock and 2,450 shares of Series F Convertible Preferred Stock. AITX’s prior business focus was transportation services, and was exploring the on-demand logistics market by developing a network of logistics partnerships. As a result of the closing of the Acquisition, AITX has succeeded to the business of RAD, and AITX’s business going forward will consist of one segment activity, which is the delivery of artificial intelligence and robotic solutions for operational, security and monitoring needs.

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

For the three months ended August 31, 2022, the Company had negative cash flow from operating activities of $6,754,462. As of August 31, 2022, the Company has an accumulated deficit of $102,988,805, and negative working capital of $169,680. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to potentially raise an additional $3 million to $5 million before the end of the fiscal year. Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects.

The Company began raising money through its S-3 Registration Statement this year and made improvements in paying off debt, investing in inventory and at August 31, 2022 had $363,073 of cash on hand. Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. For the fiscal period through to September 30, 2022, the Company has raised an additional $3.6 million net of issuance costs through the sale of its common shares and paid approximately $1.2 million in current debt.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on May 27, 2022. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., On the Move Experience, LLC and On the OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended August 31, 2022 are not necessarily indicative of the results that may be expected for the entire year.

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

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $218,890 and $33,890 provided as of August 31, 2022 and February 28, 2022, respectively.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of August 31, 2022 and February 28, 2021 there was a valuation reserve of $135,000 and $65,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At August 31, 2022 and February 28, 2022, the Company had no deferred development costs.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the six months ended August 31, 2022 , two customers accounted for 26% of total revenue (2021- 87%).

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

Our Chief Executive Officer/ Chairman holds sufficient shares of the Company’s voting preferred stock that give sufficient voting rights under the articles of incorporation and bylaws of the Company such that the CEO/ Chairman can at any time unilaterally vote to increase the number of authorized shares of common stock of the Company, without the need to call a general meeting of common shareholders of the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
August 31, 2022
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$704,000	$—	$—	$704,000
Derivative liability – conversion features pursuant to convertible notes payable	$—	$—	$—	$—

February 28, 2022
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$479,500	$—	$—	$479,500
Derivative liability – conversion features pursuant to convertible notes payable	$7,587	$—	$—	$7,587

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Device rental activities	$228,214	$123,375	$468,019	$218,081

Direct sales of goods and services	39,270	18,197	184,622	483,825
	$267,484	$141,572	$652,641	701,906

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

Below is a summary of our lease assets and liabilities at August 31, 2022 and February 28, 2022.

Leases	Classification	August 31, 2022	February 28, 2022
Assets
Operating	Operating Lease Assets	$1,268,597	$1,331,605
Liabilities
Current
Operating	Current Operating Lease Liability	$250,169	$254,027
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	1,004,584	1,057,579
Total lease liabilities		$1,254,753	$1,311,606

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

Rent expense and operating lease cost was $63,681 and $133,648 for the three and six months ended August 31, 2022, respectively, and $75,212 and $104,086 for the three and six months ended August 31, 2021, respectively.

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	August 31, 2022	February 28, 2022
Revenue earning devices	$1,569,771	$1,143,724
Less: Accumulated depreciation	(622,200)	(434,661)
	$947,571	$709,063

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six months ended August 31, 2022 the Company made total additions to revenue earning devices of $251,946 and $426,047, respectively, which were transfers from inventory. During the three and six months ended August 31, 2021, the Company made total additions to revenue earning devices of $212,175 and $282,337, respectively, which were transfers from inventory. During the six months ended August 31, 2021 the Company sold a revenue earning device having a net book value of $3,255 for revenues of $30,600 and included the $3,255 in cost of goods sold.

Depreciation expense was $116,125 and $187,539 for the three and six months ended August 31, 2022, respectively, and $43,834 and $76,839 for the three and six months ended August 31, 2021, respectively.

7. FIXED ASSETS

Fixed assets consisted of the following:

	August 31, 2022	February 28, 2022
Automobile	$84,880	$84,880
Manufacturing equipment	25,625	16,800
Demo devices	43,018	16,539
Computer equipment and software	123,555	36,742
Office equipment	15,312	15,312
Warehouse equipment	11,415	11,415
Tooling	101,320	—
Leasehold improvements	15,568	5,329
	420,693	187,017
Less: Accumulated depreciation	(101,312)	(49,065)
	$319,381	$137,952

During the three months ended August 31, 2022, the Company made additions of $139,946 of which $20,693 were transfers from inventory with remaining additions of $118,983. During the six months ended August 31, 2022, the Company made additions of $233,676 of which $26,479 were transfers from inventory with remaining additions of $207,197. During the three months and six months ended August 31, 2021, the Company made additions of $16,800 and $32,162, respectively. During the six months ended August 31, 2021, the Company sold a vehicle having a net book value of $875 for fair value proceeds of $30,000 and recorded a gain on disposal of fixed assets of $29,125.

Depreciation expense was $29,668 and $52,249 for the three and six months ended August 31, 2022, respectively, and $3,857 and $8,495 for the three and six months ended August 31, 2021, respectively.

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

On November 18, 2019, the Company entered into another similar arrangement with the (February 1, 2019) investor above whereby the investor would advance up to $225,000 in exchange for a perpetual 2.25% rate Payment on the Company’s quarterly Revenues (commencing on quarter ending May 31, 2020). At February 29, 2020, the investor has advanced $109,000 and the investor advanced the $116,000 remainder as of May 2020.

On December 30, 2019, the Company entered into another similar arrangement with a new investor whereby the investor would advance up to $100,000 in exchange for a perpetual 1.00% rate Payment on the Company’s quarterly Revenues (commencing quarter ended November 30, 2020). At February 29, 2020, the investor has advanced $50,000 with the remainder to be advanced no later than June 30, 2020. If the total investor advances turns out to be less than $100,000, this would not constitute a breach of the agreement, rather the 1.00% rate would be adjusted on a pro-rata basis.

On April 22, 2020, the Company entered into another similar arrangement with the (first May 9, 2019) investor above whereby the investor would advance up to $100,000 in exchange for a perpetual 1.00% rate Payment on the Company’s quarterly Revenues. At May 31, 2020, the investor has fully funded this commitment.

On July 1, 2020, the Company entered into a similar agreement with the first investor whereby the investor would pay up to $800,000 in exchange for a perpetual 2.75% rate payment (Payment) on the Company’s reported quarterly revenue. These Payments are to be made 90 days after the fiscal quarter with the first payment being due no later than May 31, 2021. If the Payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor had agreed to pay $100,000 per month over an 8 month period with the first payment due July 2020 and the final payment no later than February 28, 2021. As at August 31, 2020 the investor had fully funded the $800,000 commitment

On August 27, 2020, the Company and the first investor referred to above consolidated the three separate agreements of February 1, 2019 for $900,000, November 18, 2019 for $225,000 and July 1, 2020 for $800,000 into a new agreement for a total of $1,925,000. This new agreement is for similar terms as the above agreements save for the following: the rate payment is revised to 14.25% payable on revenues commencing the quarter ended August 31, 2020. Upon an event of default that we are unable to cure in the time allotted under the agreements, these Payments may be secured with a priority lien by UCC filing against all of our assets, but is subordinated to equipment financing or leasing agreements on the products the Company leases to its customers.

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

On March 1, 2021, the first investor referred to above whose aggregate investment is $1,925,000 revised his agreements as follows:

1)	The rate payment was reduced from 14.25 % to 9.65%
2)	The asset disposition % (see below) was reduced from 31 % to 21%

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In consideration for the above changes, the investor received 40 Series F Convertible Preferred Stock and a warrant to purchase 367 shares of its Series F Convertible Preferred Stock with a five-year term and an exercise price of $1.00. During the three months ended May 31, 2021, the warrant holder exercised warrants to acquire 38 shares of Series F Convertible Preferred Stock. The Company attributed a fair value based on recent transactions for the Series F Preferred stock and warrants of $33,015,214 and recorded a loss on settlement of debt with a corresponding adjustment to paid in capital.

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of August 31, 2022, and February 28, 2022, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months and six months ended August 31, 2022 and year ended February 28, 2022, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both August 31, 2022 and February 28, 2022.

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of August 31, 2022, the Company has accrued $431,720 in Payments (February 28, 2022 -$325,600). At August 31, 2022, and February 28, 2022 the Company was in default on $204,430 and $90,300 of those Payments. No notices have been sent to the Company.

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

				Balance	Balance
		Interest	Conversion	August31,	February 28,
Issued	Maturity	Rate	Rate per Share	2022	2022
July 18, 2016	July 18, 2017*	8%	$0.003(1)	$—	$3,500
August 9, 2022	August 9, 2023	12%	$0.009(2)	750,000	—
				$750,000	$3,500

Less: current portion of convertible notes payable				(750,000)	(3,500)
Less: discount on noncurrent convertible notes payable				—	—
Noncurrent convertible notes payable, net of discount				$—	$—

Current portion of convertible notes payable				$750,000	$3,500
Less: discount on current portion of convertible notes payable				522,505	—
Current portion of convertible notes payable, net of discount				$227,495	$3,500

__________

*	This note was in default as of February 28, 2022. Default interest rate 22%
(1)	The conversion price was not subject to adjustment from forward or reverse stock splits. Effective in August 2022 this note (and accrued interest) was no longer convertible.
(2)	Subject to adjustment for dilutive issuances

During both the three and six months ended August 31, 2022, the Company incurred original issue discounts of $75,000, and relative fair value discounts debt discounts from derivative liabilities of $404,373 and fees of $55,750 related to new convertible notes payable. During both the three and six months ended August 31, 2021 the Company recognized debt discounts from derivative liabilities of $438,835. During both the three and six months ended August 31, 2022, the Company recognized interest expense related to the amortization of debt discount of $12,618. During the three and six months ended August 31, 2021, the Company recognized interest expense related to the amortization of debt discount of $694,855 and $775,986, respectively.

The note above is unsecured. As of August 31, 2022 and February 28, 2022, the Company had total accrued interest payable of $31,944 and $28,104, respectively, all of which is classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six months ended August 31, 2022, the Company also had the following convertible note activity:

●	The Company transferred the above July 18, 2016 $3,500 note to loans payable as the note was no longer convertible. This was a result of an SEC action against the debt holder who was also a common stockholder.

●	On August 9, 2022 the Company entered into a new convertible note for $750,000 with a one year maturity, interest rate of 12%, with a warrant (Warrant 1) to purchase 47,000,000 common shares with a five year maturity and an exercise price of $0.01, and an additional warrant (Warrant 2) to purchase 47,000,000 common shares with a five year maturity and an exercise price of $0.008 to be cancelled and extinguished if the note balance is $375,000 or less by February 9. 2023. The Company received $619,250 in cash proceeds, recorded an original issue discount of $75,000, recognized $404,373 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $55,750. The discount is amortized over the term of the loan. This Note shall have priority over all unsecured indebtedness of the Company. The note has certain default provisions such as failure to pay any principal or interest when due and failure to maintain a minimum market capitalization of $30 million. In the event of these or any other default provisions, the note becomes due and payable at 125%.

During the three and six months ended August 31, 2021, the Company had the following convertible note activity:

●	The Company amended the January 27, 2021 agreement with the lender whereby the conversion rate was changed from $0.10 to $0.03 as a result of a dilutive issuance; this resulted a derivative discount of $438,835 and a loss on extinguishment of $360,125.

●

Holders of certain convertible notes payable elected to convert a total of $825,000 of principal and $71,955 accrued interest, and $1,750 of fees into 31,042,436 shares of common stock; no gain or loss was recognized on conversions as these conversions occurred within the terms of the agreement that provided for conversion.

●	The conversion rate of the January 19, 2021 note included above was reduced to $0.027 due to the dilutive issuance provision in the January 19, 2021 agreement.

10. RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2022, the Company had no repayments of net advances from its loan payable-related party. For the six months ended August 31, 2021 the Company repaid net advances of $118,342. At August 31, 2022, the loan payable-related party was $200,036 and $193,556 at February 28, 2022. Included in the balance due to the related party at August 31, 2022 is $123,504 of deferred salary and interest, $108,000 of which bears interest at 12%. At February 28, 2022, included in the balance due to the related party is $110,700 of deferred salary and interest, $90,000 of which bears interest at 12%. The accrued interest included in loan at August 31, 2022 and August 31, 2021 was $9,180 and $160,536 respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and six ended August 31, 2022, the Company accrued $63,000 and $224,500 of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At August 31, 2022 and February 28, 2022 there was $704,000 and $479,500 of incentive compensation payable.

During the three months ended August 31, 2022 and 2021, the Company was charged $957,395 and $562,837, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the six months ended August 31, 2022 and 2021, the Company was charged $1,959,129 and $1,041,788, respectively for fees for research and development from a company partially owned by a principal shareholder.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2022 and February 28, 2021. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of August 31, 2022 and February 28, 2022, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. LOANS PAYABLE

Loans payable at August 31, 2022 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(35) *	$3,500
June 11, 2018	June 11, 2019	Promissory note	(2) (#)	—	25%
January 31, 2019	June 30, 2019	Promissory note	(1) (#)	—	15%
May 9, 2019	June 30, 2019	Promissory note	(3) (#)	—	15%
May 31, 2019	June 30, 2019	Promissory note	(4) (#)	—	15%
June 26, 2019	June 26, 2020	Promissory note	(5) (#)	—	15%
September 24, 2019	June 24, 2020	Promissory note	(6) (#)	—	15%
January 30, 2020	January 30, 2021	Promissory note	(7) (#)	—	15%
February 27, 2020	February 27, 2021	Promissory note	(8) (#)	—	15%
April 16, 2020	April 16, 2021	Promissory note	(9) (#)	—	15%
May 12, 2020	May 12, 2021	Promissory note	(11) (#)	—	15%
May 22, 2020	May 22, 2021	Promissory note	(12) (#)	—	15%
June 2, 2020	June 2, 2021	Promissory note	(13) (#)	—	15%
June 9, 2020	June 9, 2021	Promissory note	(14) (#)	—	15%
June 12, 2020	June 12, 2021	Promissory note	(15) (#)	—	15%
June 16, 2020	June 16, 2021	Promissory note	(16) (#)	—	15%
September 15, 2020	September 15, 2022	Promissory note	(17) (#)	—	10%
October 6, 2020	March 6, 2023	Promissory note	(18) (#)	—	12%
November 12, 2020	November 12, 2023	Promissory note	(19) (#)	—	12%
November 23, 2020	October 23, 2022	Promissory note	(20) (#)	—	15.5%
November 23, 2020	November 23, 2023	Promissory note	(21) (#)	—	15%
December 10, 2020	December 10, 2023	Promissory note	(22) (#)	—	12%
December 10, 2020	December 10, 2023	Promissory note	(23)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(24)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(25)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(26)	310,375	12%
December 30, 2020	December 30, 2023	Promissory note	(27)	350,000	12%
December 31, 2021	December 31, 2024	Promissory note	(28)	25,000	12%
December 31, 2021	December 31, 2024	Promissory note	(29)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(30)	550,000	12%
February 22, 2021	February 22, 2024	Promissory note	(31)	1,650,000	12%
March 1, 2021	March 1, 2024	Promissory note	(10)	6,000,000	12%
June 8, 2021	June 8, 2024	Promissory note	(32)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(33)	3,964,160	7%
September 14, 2021	September 14, 2024	Promissory note	(34)	1,650,000	12%
July 28, 2022	July 28, 2023	Promissory note	(36)	170,000	15%
August 30, 2022	August 30,2024	Promissory note	(38)	3,000,000	15%
September 7, 2022	September 7, 2023	Promissory note	(37)	400,000	15%
				$28,109,146

Less: current portion of convertible notes payable				(173,500)
Less: discount on noncurrent convertible notes payable				(4,351,804)
Noncurrent convertible notes payable, net of discount				$23,583,842

Current portion of convertible notes payable				$173,500
Less: discount on current portion of convertible notes payable				(18,541)
Current portion of convertible notes payable, net of discount				$154,959

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

*	In default. Default interest rate 22%

(#)	Loans with a principal balance of $1,661,953 along with associated accrued interest of $342,138 totaling $2,004,091 were paid in March 2022, with a remaining accrued liability of $62,979.

(1)	Original $78,432 note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882 at issuance. The loan and accrued interest were fully paid in March 2022.

(2)	Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of at least $48,000. The loan and accrued interest were fully paid in March 2022.

(3)	Original $7,850 note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590 at issuance. The loan and accrued interest were fully paid in March 2022.

(4)	Original $86,567 note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567 at issuance. The loan and accrued interest were fully paid in March 2022.

(5)	Original $79,104 note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104 at issuance. The loan and accrued interest were fully paid in March 2022.

(6)	Original $12,000 note may be pre-payable at any time. The note balance includes an original issue discount of $3,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(7)	Original $11,000 note may be pre-payable at any time. The note balance includes an original issue discount of $2,450 at issuance. The loan and accrued interest were fully paid in March 2022.

(8)	Original $5,000 note may be pre-payable at any time. The note balance includes an original issue discount of $1,200 at issuance. The loan and accrued interest were fully paid in March 2022.

(9)	Original $13,000 note may be pre-payable at any time. The note balance includes an original issue discount of $3,850 at issuance. The loan and accrued interest were paid in March 2022.

(10)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. For both the three and six months ended August 31, 2022, the Company recorded amortization expense of $0 with an unamortized discount of $0 at August 31, 2022. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(11)	Original $43,500 note may be pre-payable at any time. The note balance includes an original issue discount of $8,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(12)	Original $85,000 note may be pre-payable at any time. The note balance includes an original issue discount of $15,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(13)	Original $62,000 note may be pre-payable at any time. The note balance includes an original issue discount of $12,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(14)	Original $31,000 note may be pre-payable at any time. The note balance includes an original issue discount of $6,000 at issuance. The loan and accrued interest were fully paid in March 2022.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)	Original $50,000 note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(16)	Original $42,000 note may be pre-payable at any time. The note balance includes an original issue discount of $7,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(17)	Original $300,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Interest payable monthly, principal due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The loan and accrued interest were fully paid in March 2022.

(18)	Original principal of $150,000 and interest repayable in 28 monthly instalments commencing December 6, 2020, the first 6 months at $2,000 per month, the remaining 22 payments at $ 8,500 per month. Secured by revenue earning devices. The loan and accrued interest were fully paid in March 2022.

(19)	Original $110,000 note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 and was issued with a warrant to purchase 70,000,000 shares at an exercise price of $0.00165 per share, with a 3-year term and having a relative fair value of $41,176. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $41,176 with a corresponding adjustment to paid in capital. The loan and accrued interest were fully paid in March 2022.

(20)	Original principal of $65,000 and interest repayable in 21 monthly instalments of $4,060 commencing February 23, 2021. Secured by revenue earning devices. The loan and accrued interest were fully paid in March 2022.

(21)	Original $300,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000 and was issued with a warrant to purchase 230,000,000 shares at an exercise price of $0.00165 per share with a 3-year term and having a relative fair value of $125,814. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $125,814 with a corresponding adjustment to paid in capital for the relative value of the warrant. The loan and accrued interest were fully paid in March 2022.

(22)	Original $82,500 note may be pre-payable at any time. The note balance includes an original issue discount of 7,500 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.002 per share with a 3-year term and having a relative fair value of $54,545. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $54,545 with a corresponding adjustment to paid in capital for the relative value of the warrant. The loan and accrued interest were fully paid in March 2022.

(23)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(24)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(25)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(26)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(27)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three and six months ended August 31, 2022, the Company recorded amortization expense of $17,267 and $30,238, respectively, with an unamortized discount of $246,525 at August 31, 2022.

(28)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(29)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(30)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the three and six months ended August 31, 2022, the Company recorded amortization expense of $28,290 and $51,527, respectively, with an unamortized discount of $315,705 at August 31, 2022.

(31)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three and six months ended August 31, 2022, the Company recorded amortization expense of $59,503 and $102,378, respectively, with an unamortized discount of $1,309,454 at August 31, 2022. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(32)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. For the three and six months ended August 31, 2022, the Company recorded amortization expense of $106,009 and $ $198,719, respectively, with an unamortized discount of $1,051,026 at August 31, 2022. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(33)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the quarter ended August 31, 2022 there was a $36,000 repayment on the note.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(34)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. For the three and six months ended August 31, 2022, the Company recorded amortization expense of $31,420 and $62,840, respectively. with an unamortized discount of $1,339,594 at August 31, 2022.

(35)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(36)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three and six months ended August 31, 2022, the Company recorded amortization expense of $1,459 with an unamortized discount of $18,541 at August 31, 2022.

(37)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. As the note is dated after August 31, 2022 there was no amortization expense an unamortized discount of $50,000 at August 31, 2022.

(38)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. There was no amortization expense and an unamortized discount of $39,500 at August 31, 2022.

13. DERIVATIVE LIABILITIES

As of August 31, 2022, and February 28, 2022 the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $0, and $7,587, respectively. For both the three and six months ended August 31, 2022, the Company recorded a change in far value of derivative liabilities of $3,595 and a gain on settlement of debt (with a corresponding adjustment to derivative liabilities) of $3,992.

14. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary or Preferred Stock Activity

No preferred stock activity during the period.

Summary of Preferred Stock Warrant Activity

	Number of Series C Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2022	329	$1.00	4.50
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2022	329	$1.00	4.25

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Activity

The Company increased authorized common shares from 5,000,000,000 to 6,000,000,000 on July 8, 2022.

During the six months ended, August 31, 2022, the Company issued 325,572,711 common shares with gross proceeds of $3,748,939 and net proceeds of $3,536,489 after issuance costs of $212,450, issued 9,688,179 shares through the cashless exercise of 61,378,210 warrants, cancelled 17,116,894 shares and issued 10,000,000 shares for $118,500 as payment for services. As of August 31, 2022 proceeds receivable from an offering of $281,000 was collected prior to the issuance of these financials statements.

The table below represent the common shares issued, issuable and outstanding at August 31, 2022 and February 28, 2022:

Common shares	August 31, 2022	February 28, 2022
Issued	$5,051,254,356	$4,733,110,360
Issuable	12,100,000	2,100,000
Issued, issuable and outstanding	$5,063,354,356	$4,735,210,360

Summary of Common Stock Warrant Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2022	1,216,845,661	$0.07	2.38
Issued	94,000,000	$0.009	4.94
Adjusted(1)	66,750,000	$0.011	1.41
Exercised	(61,378,210)	$0.011	(1.41)
Forfeited, extinguished and cancelled	(955,000,000)	$0.008	(1.61)
Outstanding at August 31, 2022	361,217,451	$0.07	2.77

__________

(1)	Required dilution adjustment per warrant agreement

For the three months and six months ended August 31, 2022 and August 31, 2021, the Company recorded a total of $0 and $0, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

On August 30, 2022 a warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be 2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan.

Summary of Common Stock Option Activity

On August 11, 2022 the Company amended its 2021 Incentive Stock Option Plan increasing the maximum number of shares applicable to the Plan from 5,000,000 to 100,000,000.

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $63,681 and $133,648 for the three and six months ended August 31, 2022, respectively, and $75,212 and $104,086 for the three and six months ended August 31, 2021, respectively.

Maturity of Lease Liabilities	Operating Leases
August 31, 2023	$250,169
August 31, 2024	239,669
August 31, 2025	207,558
August 31, 2026	207,558
August 31, 2027	207,558
August 31, 2028 and after	761,046
Total lease payments	1,873,558
Less: Interest	(618,805)
Present value of lease liabilities	$1,254,753

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(4,172,865)	$(4,832,373)	$(8,844,551)	$(40,737,291)

Effect of common stock equivalents
Add: interest expense on convertible debt	8,543	38,345	8,737	63,299
Add (less) loss (gain) on settlement of debt	(3,992)	—	(3,992)	—
Add (less) loss (gain) on change of derivative liabilities	(3,595)	193,063	(3,595)	372,502
Net income (loss) adjusted for common stock equivalents	(4,171,909)	(4,600,965)	(8,843,401)	(40,301,490)

Denominator:
Weighted average shares – basic	4,970,040,852	3,890,435,903	4,884,349,362	3,689,985,692

Net income (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Dilutive effect of common stock equivalents:
Convertible Debt	—	—	—	—
Preferred shares	—	—	—	—
Warrants	—	—	—	—
	—	—	—	—

Denominator:
Weighted average shares – diluted	4,970,040,852	3,890,435,903	4,884,349,362	3,689,985,692

Net income (loss) per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The anti-dilutive shares of common stock equivalents for the three and six months ended August 31, 2022 and 2021 were as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021

Convertible notes and accrued interest	836,425,685	2,782,614	836,425,685	2,782,614
Convertible Series F Preferred Shares	—	13,783,685,333	—	13,783,685,333
Stock options and warrants	401,217,451	818,523,492	401,217,451	818,523,492
Total	1,237,643,136	14,604,991,439	1,237,643,136	14,604,991,439

17. SUBSEQUENT EVENTS

Subsequent to August 31, 2022 through to October 20, 2022:

—   The Company issued 83,066,855 common shares pursuant to a share purchase agreement for gross proceeds of $592,623, issuance costs of $34,756 and net proceeds of $557,866.

—   On September 8, 2022 the Company issued a promissory note to a lender for $475,000 with cash proceeds of $400,000 and an original issue discount of $75,000. The loan bears interest at 15%, matures in 1 year and has a general security charging all of the Company’s present and after-acquired property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and six months ended August 31, 2022 and August 31, 2021 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2022, as filed on May 27, 2022 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended August 31, 2022 and 2021

The following table shows our results of operations for the three months ended August31, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	August 31, 2022	August 31, 2021	Dollars	Percentage
Revenues	$267,484	$141,572	$125,912	89%
Gross profit	233,270	99,618	133,652	134%
Operating expenses	3,411,702	3,383,990	27,712	1%
Loss from operations	(3,178,432)	(3,284,372)	105,940	(3%	)
Other income (expense), net	(994,433)	(1,548,001)	553,568	36%
Net income (loss)	$(4,172,865)	$(4,832,373)	$659,508	14%

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	August 31, 2022	August 31, 2021	Dollars	Percentage
Device rental activities	$228,214	$123,375	$104,839	85%
Direct sales of goods and services	39,270	18,197	21,073	116%
	$267,484	$141,572	$125,912	89%

Total revenue for the three-month period ended August 31, 2022 was $267,484 which represented an increase of $125,912 compared to total revenue of $141,572 for the three months ended August 31, 2021. This increase is a result of higher rental sales in the current year’s quarter. Rental activities increased by 85% over the prior year’s quarter as the Company continues to grow its core business. Direct sales was driven by an increase in training revenue and grew by 116% over last year’s quarter.

Gross profit

Total gross profit for the three-month period ended August 31, 2022 was $233,270, which represented an increase of $133,652 compared to gross profit of $99,618 for the three months ended August 31, 2021. The gross profit increased due to the higher sales and inventory changes. The gross profit % of 87% for the three-month period ended August 31, 2022 was higher than the gross profit % of 70% for the prior year’s corresponding period.

Operating Expenses

	Period
	Three Months Ended	Three Months Ended	Change
	August 31, 2022	August 31, 2021	Dollars	Percentage
Research and development	$963,786	$699,292	$264,494	38%
General and administrative	2,238,442	2,590,920	(352,478)	(14%	)
Depreciation and amortization	145,793	47,691	98,102	206%
Operating lease cost and rent	63,681	75,212	(11,531)	(15%	)
Gain loss on disposal of fixed assets	—	(29,125)	(29,125)	100%
Operating expenses	$3,411,702	$3,383,990	$27,712	1%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended August 31, 2022 and August 31, 2021, were $3,411,702 and $3,383,990, respectively. The overall increase of $27,712 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses decreased by $352,478. In comparing the three months ended August 31, 2022 and August 31, 2021 this decrease was primarily due to these changes increases in the following: wages and salaries of $350,555 due to staffing of new manufacturing facility and increases in office and management staff , insurance of $75,282 due to health plan for new employees and increased liability and property insurance due to new manufacturing facility, advertising , sales and marketing of $158,699, office expenses of $36,400 and bad debts expense due to a general provision of $40,000 on slow payers due to present economic factors. These increases offset these following decreases: stock based compensation of $949,700 for prior charges based on CEO incentive plan and travel $41,983 .

●	Research and development increased by $264,494 due to funding development of new products as well as upgrades of existing products. Included in that increase is the increase in research and development paid to a related party of $394,557.

●	Depreciation and amortization increased by $98,102 due to the acquisition of ERP computer software, computer equipment tooling, and 18 new revenue earning devices.

●	Operating lease cost and rent decreased by $11,531 due to one less office lease for the three months ended August 31, 2022 comparing to the three months ended August 31, 2021

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments, loss on settlement of debt and interest. Other income (expense) during the three months ended August 31, 2022 and August 31, 2021, was ($994,433) and ($1,548,001), respectively. The $553,568 increase in other income was primarily attributable to the loss on settlement of debt realized in the prior year’s quarter.

●	In comparing the three months ended August 31, 2022 and the three months ended August 31, 2021, the change in fair value of derivative liabilities decreased by $189,468. The change in fair value of derivative liabilities was due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock. As there was no derivative liabilities resulting from the conversion features of the convertible debt at August 31, 2022 the corresponding change in fair value was significantly lower when comparing the prior year’s quarter.

●	Interest expense decreased by $811,753 due to a decrease in debt amortization expense. The three months ended August 31, 2021 had higher amortization due to debt settlements.

●	Gain on settlement of debt was $3,992 the quarter ended August 31, 2022 and $72,709 in the quarter ended August 31, 2022.

Net loss

We had a net loss of $4,172,865 for the three months ended August 31, 2022, compared to a net loss of $4,832,373 for the three months ended August 31, 2021. The decrease in net loss of $659,508 is primarily as a result higher revenues and lower other expense in the three months ended August 31, 2022 as well as and other items discussed above.

Results of Operations for the Six Months Ended August 31, 2022 and 2021

The following table shows our results of operations for the six months ended August 31, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period
	Six Months Ended	Six Months Ended	Change
	August 31, 2022	August 31, 2021	Dollars	Percentage
Revenues	$652,641	$701,906	$(49,265)	(7%	)
Gross profit	324,703	549,026	(224,323)	(41%	)
Operating expenses	6,999,791	5,984,944	1,014,847	17%
Loss from operations	(6,675,088)	(5,435,918)	(1,239,170)	23%
Other income (expense), net	(2,169,463)	(35,301,373)	33,131,910	94%
Net loss	$(8,844,551)	$(40,737,291)	$31,892,740	78%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Six Months Ended	Six Months Ended	Change
	August 31, 2022	August 31, 2021	Dollars	Percentage
Device rental activities	$468,019	$218,081	$249,938	115%
Direct sales of goods and services	184,622	483,825	(299,203)	(62%	)
	$652,641	$701,906	$(49,265)	(7%	)

Total revenue for the six-month period ended August 31, 2022 was $652,641 which represented a decrease of $49,265 compared to total revenue of $701,996 for the six months ended August 31, 2021. The small decrease was a result of unusually large unit sales which includes sales of new units totaling $434,342 which occurred in the six months ended August 31, 2021 .This was partially offset by a 115% increase in rental activities increased as the Company continues to grow its rental business.

Gross profit

Total gross profit for the six-month period ended August 31, 2022 was $324,703 which represented a decrease of $224,323, compared to gross profit of $549,026 for the six months ended August 31, 2021. The decrease resulted both from lower revenues noted above as well as cost of sales increases in 2022 due to inventory changes. The gross profit percentage of 50% for the six-month period ended August 31, 2022 was lower than the margin of 78% for the prior year’s corresponding period was primarily due to inventory adjustments due to shrinkage and obsolescence totaling $152,475, which occurred in the first quarter. Before these adjustments the gross profit % for the six months ended August 31, 2022 would have been a comparable 73%.

Operating Expenses

	Period
	Six Months Ended	Six Months Ended	Change
	August 31, 2022	August 31, 2021	Dollars	Percentage
Research and development	$1,987,521	$1,333,937	$653,584	49%
General and administrative	4,638,834	4,490,712	148,122	3%
Depreciation and amortization	239,788	85,334	154,454	181%
Operating lease cost and rent	133,648	104,086	29,562	28%
(Gain) loss on disposal of fixed assets	—	(29,125)	29,125	(100%	)
Operating expenses	$6,999,791	$5,984,944	$1,014,847	17%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the six-month period ended August 31, 2022 and August 31, 2021, were $6,999,791 and $5,984,944, respectively. The overall increase of $1,014,847 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $148,122. In comparing the six months ended August 31, 2022 and August 31, 2021 may be partially explained by the following increases: wages and salaries by $1,004,437, sales and marketing by $231,205, travel by $97,118, insurance by $178,077, duty and freight by $29,837, and office expense by $78,308. These were partially offset by decreases in the following accounts: production supplies by $109,037, professional fees by $408,682, subcontractor fees $100,294 and stock-based compensation $857,550.

●	Research and development increased by $653,584 due to funding development of new products as well as upgrades of existing products. Included in that increase is the increase in research and development paid to a related party of $917,341.

●	Depreciation and amortization increased by $154,454 due to the acquisition of ERP computer software, computer equipment tooling, and 54 new revenue earning devices.

●	Operating lease cost and rent increased by $29,562 due the manufacturing facility lease, six full months for the six months ended August 31, 2022 compared to only 4 months for the six months ended August 31, 2021.

●	(Gain) loss on disposal of fixed assets increase by $29,125 due to a vehicle sold in the prior year.

Other Income (Expense)

Other income (expense) during the six months ended August 31, 2022 and August 31, 2021, was ($2,169,463) and ($35,301,373), respectively. The $33,131,910 increase in other income was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt.

●	In comparing the six months ended August 31, 2022 and the six months ended August 31, 2021, the change in fair value of derivative liabilities decreased by $368,907 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock as well as reductions in derivative liability as a result of settlements on the underlying debt.

●	Interest expense increased by $585,173 due to increases in loan and convertible notes payable

●	Gain (loss) on settlement of debt was $3,992 the six months ended August 31, 2022 and ($32,911,652) in six months ended August 31, 2022. This current period the gain was a result of the reduction of the derivative liability , the prior year’s period has an amendment of the deferred variable payment obligation that led to a $33,015,215 loss which was partially offset by gains from accrued liabilities settlements and the debt exchange for common shares. This loss on settlement of debt was non-cash and has no effect on the cash flows of the Company.

Net loss

We had a net loss of $8,844,551 for the six months ended August 31, 2022, compared to a net loss of $40,737,291 for the six months ended August 31, 2021. The change is primarily the result of the loss on settlement in the six months ended August 31, 2021 as well as the change in the fair value of the derivative liabilities and other items discussed above.

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

As of August 31, 2022, we had a cash balance of $363,073, accounts receivable of $442,652, device parts inventory  of $1,640,891 and $3,466,248 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	August 31, 2022	February 28, 2022
Current assets	$3,296,568	$7,050,436
Current liabilities	3,466,248	4,547,718
Working capital	$(169,680)	$2,502,718

As of August 31, 2022 and February 28, 2022, we had a cash balance of $363,073 and $4,648,146, respectively.

Summary of Cash Flows

Summary of Cash Flows	Six Months Ended August 31, 2022	Six Months Ended August 31, 2021
Net cash used in operating activities	$(6,754,462)	$(6,096,978)
Net cash used in investing activities	$(207,197)	$(18,042)
Net cash provided by financing activities	$2,676,586	$7,465,991

Net cash used in operating activities.

Net cash used in operating activities for the six months ended August 31, 2022 was $6,754,462, which included a net loss of $8,844,551, non-cash activity such as the bad debts expense of $145,000, inventory provision $70,000, reduction of right of use asset of $56,854, accretion of lease liability $72,090, stock based compensation of $343,000, change in value of derivative liabilities of ($3,595), gain on settlement of debt of ($3,992) , change in operating assets of $492,871, amortization of debt discount of $671,594, increase in related party accrued payroll and interest of $6,480 and depreciation and amortization of $239,786 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended August 31, 2022 was $207,197, which was the purchase of fixed assets,

Net cash provided by financing activities.

Net cash provided by financing activities was $2,676,586 for the six months ended August 31, 2022. This consisted of share proceeds net of issuance costs of $3,255,289,procees from convertible notes payable of $619,250, proceeds from loans payable of $500,000, reduced by repayments on loans payable of $1,697,953.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2022, as filed on May 27, 2022.

Related Party Transactions

For the six months ended August 31, 2022, the Company had no repayments of net advances from its loan payable-related party. For the six months ended August 31, 2021 the Company repaid net advances of $118,342. At August 31, 2022, the loan payable-related party was $200,036 and $193,556 at February 28, 2022. Included in the balance due to the related party at August 31, 2022 is $123,504 of deferred salary and interest, $108,000 of which bears interest at 12%. At February 28, 2022, included in the balance due to the related party is $110,700 of deferred salary and interest, $90,000 of which bears interest at 12%. The accrued interest included in loan at August 31, 2022 and August 31, 2021 was $9,180 and $160,536 respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and six ended August 31, 2022, the Company accrued $63,000 and $224,500 of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At August 31, 2022 and February 28, 2022, there was $704,000 and $479,500 of incentive compensation payable.

During the three months ended August 31, 2022 and 2021, the Company was charged $957,395 and $562,837, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the six months ended August 31, 2022 and 2021, the Company was charged $1,959,129 and $1,041,788, respectively for fees for research and development from a company partially owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of August 31, 2022, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of August 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: October 21, 2022	BY: /s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: October 21, 2022	BY: /s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)