Form 10-Q
period 2022-11-30
Artificial Intelligence Technology Solutions Inc.
filed 2023-01-20
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,378,004,171 shares of common stock were issued and outstanding as of January 6, 2023.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2022 (Unaudited)	February 28, 2022*
ASSETS
Current assets:
Cash	$713,493	$4,648,146
Accounts receivable, net	464,044	429,469
Device parts inventory, net	1,573,380	1,530,657
Prepaid expenses and deposits	672,794	442,164
Total current assets	3,423,711	7,050,436
Operating lease asset	1,241,152	1,331,605
Revenue earning devices, net of accumulated depreciation of $676,615 and $434,661, respectively	1,092,203	709,063
Fixed assets, net of accumulated depreciation of $139,751 and $49,065, respectively	312,307	137,952
Trademarks	28,723	28,723
Security deposit	21,239	21,239
Total assets	$6,119,335	$9,279,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,166,171	$968,853
Advances payable	1,594	1,594
Customer deposits	2,383	10,000
Current operating lease liability	111,985	254,027
Current portion of deferred variable payment obligation	497,150	325,600
Current portion of convertible notes payable, net of discount of $433,932 and $0, respectively	316,068	3,500
Loan payable - related party	203,276	193,556
Incentive compensation plan payable	842,000	479,500
Current portion of loans payable, net of discount of $158,194 and $14,745, respectively	1,240,306	1,004,708
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	50,963	1,260,271
Derivative liability	—	7,587
Total current liabilities	4,470,418	4,547,718
Non-current operating lease liability	1,115,323	1,057,579
Loans payable, net of discount of $5,378,890 and $4,905,076, respectively	23,728,956	20,309,069
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	4,775,150	1,816,009
Total liabilities	36,614,847	30,255,375

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at November 30, 2022 and February 28, 2022, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,533 and 2,532 shares issued and outstanding, respectively	2,533	2,532
Series G Preferred Stock, $0.001 par value; 4,350,000 shares authorized, no shares issued and outstanding at November 30, 2022 and February 28, 2022, respectively	—	—
Common Stock, $0.00001 par value; 6,000,000,000 shares authorized 5,260,515,892 and 4,735,210,360 shares issued, issuable and outstanding, respectively	52,607	47,353
Additional paid-in capital	76,421,377	73,015,576
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(107,074,465)	(94,144,254)
Total stockholders’ deficit	(30,495,512)	(20,976,357)
Total liabilities and stockholders’ deficit	$6,119,335	$9,279,018

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2022	Three Months Ended November 30, 2021	Nine Months Ended November 30, 2022	Nine Months Ended November 30, 2021

Revenues	$402,399	$373,897	$1,055,040	$1,075,803

Cost of Goods Sold	125,960	143,424	453,898	296,304

Gross Profit	276,439	230,473	601,142	779,499

Operating expenses:
Research and development (Note 10)	813,313	982,446	2,800,834	2,316,383
General and administrative	2,123,768	3,964,512	6,762,602	8,455,224
Depreciation and amortization	92,855	67,927	332,643	153,261
Operating lease cost and rent	61,005	103,115	194,653	207,201
(Gain) loss on disposal of fixed assets	—	—	—	(29,125)
Total operating expenses	3,090,941	5,118,000	10,090,732	11,102,944

Loss from operations	(2,814,502)	(4,887,527)	(9,489,590)	(10,323,445)

Other income (expense), net:
Change in fair value of derivative liabilities	—	—	3,595	372,502
Interest expense	(1,271,158)	(2,050,254)	(3,448,208)	(4,812,477)
Gain (loss) on settlement of debt	—	(156,661)	3,992	(33,068,313)
Total other income (expense), net	(1,271,158)	(2,206,915)	(3,440,621)	(37,508,288)

Net Loss	$(4,085,660)	$(7,094,442)	$(12,930,211)	$(47,831,733)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net income ( loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common share outstanding - basic	5,140,405,652	4,183,357,145	4,969,080,716	4,162,382,783

Weighted average common share outstanding - diluted	5,140,405,652	4,183,357,145	4,969,080,716	4,162,382,783

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2022	3,350,000	$3,350	2,532	$101,618	4,735,210,360	$47,353	$73,015,576	$(94,144,254)	$(20,976,357)
Issuance of shares, net of $117,157 issuance costs	—	—	—	—	133,881,576	1,339	1,643,883	—	1,645,222
Rounding	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	—	(4,671,686)	(4,671,686)
Balance at May 31, 2022	3,350,000	$3,350	2,532	$101,618	4,869,091,936	$48,692	$74,659,458	$(98,815,940)	$(24,002,822)
Issuance of shares, net of $95,293 issuance costs	—	—	—	—	191,691,135	1,917	1,889,350	—	1,891,267
Cashless exercise of warrants	—	—	—	—	9,688,179	97	(97)	—	—
Relative fair value of warrants issued with debt	—	—	—	—	—	—	404,374	—	404,374
Cancelled shares	—	—	—	—	(17,116,894)	(171)	171	—	—
Exchange of 955,000,000 warrants for debt	—	—	—	—	—	—	(2,960,500)		(2,960,500)
Shares as payment for services	—	—	—	—	10,000,000	100	118,400	—	118,500
Net income	—	—	—	—	—	—	—	(4,172,865)	(4,172,865)
Balance at August 31, 2022	3,350,000	$3,350	2,532	$101,618	5,063,354,356	$50,635	$74,111,156	$(102,988,805)	$(28,722,046)
Issuance of shares, net of $68,732 issuance costs	—	—	—	—	197,161,536	1,972	1,119,518	—	1,121,490
Relative fair value of Series F warrants issued with debt	—	—	1	1	—	—	1,201,127	—	1,201,128
Relative fair value of warrants issued with debt	—	—	—	—	—	—	(10,424)	—	(10,424)
Net income	—	—	—	—	—	—	—	(4,085,660)	(4,085,660)
Balance at November 30, 2022	3,350,000	$3,350	2,533	$101,619	5,260,515,892	$52,607	$76,421,377	$(107,074,465)	$(30,495,512)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30, 2022	Nine Months Ended November 30, 2021
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(12,930,211)	$(47,831,733)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	332,643	153,261
Revenue earning device sold and expensed in cost of sales	—	3,410
Bad debts expense	224,215	107,022
Inventory provision	90,000	—
Reduction of right of use asset	84,298	75,609
Accretion of lease liability	107,187	86,350
(Gain) loss on disposal of fixed assets	—	(29,125)
Stock based compensation	481,000	2,158,050
Change in fair value of derivative liabilities	(3,595)	(372,502)
Interest expense related to penalties from debt defaults	—	—
Amortization of debt discounts	1,094,388	2,700,233
(Gain) loss on settlement of debt	(3,992)	33,068,313
Increase in related party accrued payroll and interest	9,720	220,140
Changes in operating assets and liabilities:
Accounts receivable	(258,790)	(289,485)
Prepaid expenses	(224,476)	(392,811)
Deposits on right of use asset	—	(18,462)
Device parts inventory	(805,257)	(1,864,340)
Accounts payable and accrued expenses	197,317	177,240
Accrued expense -related party	—	(178,478)
Customer deposits	(7,617)	(500)
Operating lease liabilities	(191,485)	(161,959)
Current portion of deferred variable payment obligation for payments	171,550	173,640
Balance owed WeSecure	—	(122,000)
Accrued interest payable	1,749,833	1,903,365
Net cash used in operating activities	(9,883,272)	(10,434,762)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(217,601)	(34,534)
Acquisition of trademarks	—	(26,327)
Proceeds on disposal of fixed assets	—	30,000
Cash paid for security deposit	—	(15,880)
Net cash used in investing activities	(217,601)	(46,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	4,657,979	7,463,654
Proceeds from loans payable	2,600,000	9,426,146
Repayment of loans payable	(1,711,009)	(471,617)
Proceeds from convertible debt and warrants issued	619,250	—
Repayment of convertible debt	—	(65,000)
Series G preferred shares redeemed as payment on incentive plan payable	—	(1,500,000)
Dividend and redemption of cancelled issuable Series F preferred shares	—	(500,000)
Net borrowings (repayments) on loan payable - related party	—	(812,234)
Net cash provided by financing activities	6,166,220	13,540,949

Net change in cash	(3,934,653)	3,059,446

Cash, beginning of period	4,648,146	1,044,418

Cash, end of period	$713,493	$4,103,864

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$405,117	$165,163
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Right of use asset for operating lease liability	$—	$1,341,506
Transfer from device parts inventory to revenue earning devices	$672,534	$592,346
Conversion of convertible notes and interest to shares of common stock	$—	$898,705
Release of derivative liability on conversion of convertible notes payable	$—	$422,272
Derivative debt discount on re-valuation on loan amendment	$—	$438,835
Exchange of notes payable for Series F preferred shares	$—	$6,732,835
Exchange of warrants for debt	$3,000,000	$—
Discount applied to face value of loans	$434,500	$6,162,945
Warrants issued as part of debt	$—	$8,068,822
Exercise of warrants	$97	$3,951
Series F preferred shares and warrants issued for debt	$1,240,628	$4,000,160
Issuance of Series G preferred shares as payment of incentive plan payable	$—	$1,500,000
Cancellation of Series E preferred shares and common shares	$171	$1,000
Series F preferred shares converted to common shares	$—	$3,086
Series F preferred shares issued on exercise of warrants	$—	$38

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

For the nine months ended November 30, 2022, the Company had negative cash flow from operating activities of $9,883,272. As of November 30, 2022, the Company has an accumulated deficit of $107,074,465, and negative working capital of $1,046,707. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to potentially raise an additional $1 million to $3 million before the end of the fiscal year. Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects.

The Company began raising money through its S-3 Registration Statement this year and made improvements in paying off debt, investing in inventory and at November 30, 2022 had $713,493 of cash on hand. Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. For the fiscal period through to November 30, 2022, the Company has raised an additional $4.7 million net of issuance costs through the sale of its common shares and raised approximately $3.2 million in current debt.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on May 27, 2022. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., On the Move Experience, LLC and On the OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.

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

Concentrations

Loans payable

At November 30, 2022 there were $30,506,346 of loans payable, $26,090,506 or 85% of these loans to companies controlled by one individual. At February 28, 2022 there were $26,233,598 of loans payable $21,709,459 or 83% of these loans to companies controlled by the same individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $109,890 and $33,890 provided as of November 30, 2022 and February 28, 2022, respectively.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of November 30, 2022 and February 28, 2022 there was a valuation reserve of $155,000 and $65,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At November 30, 2022 and February 28, 2022, the Company had no deferred development costs.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the nine months ended November 30, 2022 , two customers accounted for 41% of total revenue (2021- 60%).

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
November 30, 2022
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$842,000	$—	$—	$842,000
Derivative liability – conversion features pursuant to convertible notes payable	$—	$—	$—	$—

February 28, 2022
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$479,500	$—	$—	$479,500
Derivative liability – conversion features pursuant to convertible notes payable	$7,587	$—	$—	$7,587

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended November 30, 2022	Three Months Ended November 30, 2021	Nine Months Ended November 30, 2022	Nine Months Ended November 30, 2021
Device rental activities	$154,628	$165,353	$622,647	$383,434
Direct sales of goods and services	247,771	208,544	432,393	692,369
	$402,399	$373,897	$1,055,040	1,075,803

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

Below is a summary of our lease assets and liabilities at November 30, 2022 and February 28, 2022.

Leases	Classification	November 30, 2022	February 28, 2022
Assets
Operating	Operating Lease Assets	$1,241,152	$1,331,605
Liabilities
Current
Operating	Current Operating Lease Liability	$111,985	$254,027
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	1,115,323	1,057,579
Total lease liabilities		$1,227,308	$1,311,606

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

Rent expense and operating lease cost was $61,005 and $194,653 for the three and nine months ended November 30, 2022, respectively, and $103,115 and $207,201 for the three and nine months ended November 30, 2021, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	November 30, 2022	February 28, 2022
Revenue earning devices	$1,768,818	$1,143,724
Less: Accumulated depreciation	(676,615)	(434,661)
	$1,092,203	$709,063

During the three and nine months ended November 30, 2022 the Company made total additions to revenue earning devices of $199,047 and $625,094, respectively, which were transfers from inventory. During the three and nine months ended November 30, 2021, the Company made total additions to revenue earning devices of $310,009 and $592,346, respectively, which were transfers from inventory. During the nine months ended November 30, 2021 the Company sold a revenue earning device having a net book value of $3,255 for revenues of $30,600 and included the $3,255 in cost of goods sold.

Depreciation expense was $54,418 and $241,957 for the three and nine months ended November 30, 2022, respectively, and $61,976 and $138,815 for the three and nine months ended November 30, 2021, respectively.

7. FIXED ASSETS

Fixed assets consisted of the following:

	November 30, 2022	February 28, 2022
Automobile	$84,880	$84,880
Manufacturing equipment	25,625	16,800
Demo devices	63,979	16,539
Computer equipment and software	133,959	36,742
Office equipment	15,312	15,312
Warehouse equipment	11,415	11,415
Tooling	101,320	—
Leasehold improvements	15,568	5,329
	452,058	187,017
Less: Accumulated depreciation	(139,751)	(49,065)
	$312,307	$137,952

During the three months ended November 30, 2022, the Company made additions of $31,365 of which $19,961 were transfers from inventory with remaining additions of $11,404. During the nine months ended November 30, 2022, the Company made additions of $265,041 of which $47,440 were transfers from inventory with remaining additions of $217,601. During the three months and nine months ended November 30, 2021, the Company made additions of $2,372 and $34,534, respectively. During the nine months ended November 30, 2021, the Company sold a vehicle having a net book value of $875 for fair value proceeds of $30,000 and recorded a gain on disposal of fixed assets of $29,125.

Depreciation expense was $38,437 and $90,686 for the three and nine months ended November 30, 2022, respectively, and $5,951 and $14,446 for the three and nine months ended November 30, 2021, respectively.

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

On July 1, 2020, the Company entered into a similar agreement with the first investor whereby the investor would pay up to $800,000 in exchange for a perpetual 2.75% rate payment (Payment) on the Company’s reported quarterly revenue. These Payments are to be made 90 days after the fiscal quarter with the first payment being due no later than May 31, 2021. If the Payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor had agreed to pay $100,000 per month over an 8 month period with the first payment due July 2020 and the final payment no later than February 28, 2021. As at November 30, 2020 the investor had fully funded the $800,000 commitment

On August 27, 2020, the Company and the first investor referred to above consolidated the three separate agreements of February 1, 2019 for $900,000, November 18, 2019 for $225,000 and July 1, 2020 for $800,000 into a new agreement for a total of $1,925,000. This new agreement is for similar terms as the above agreements save for the following: the rate payment is revised to 14.25% payable on revenues commencing the quarter ended November 30, 2020. Upon an event of default that we are unable to cure in the time allotted under the agreements, these Payments may be secured with a priority lien by UCC filing against all of our assets, but is subordinated to equipment financing or leasing agreements on the products the Company leases to its customers.

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of November 30, 2022, and February 28, 2022, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months and nine months ended November 30, 2022 and year ended February 28, 2022, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both November 30, 2022 and February 28, 2022.

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of November 30, 2022, the Company has accrued $497,150 in Payments (February 28, 2022 -$325,600). At November 30, 2022, and February 28, 2022 the Company was in default on $265,226 and $90,300 of those Payments. No notices have been sent to the Company.

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

				Balance	Balance
		Interest	Conversion	November 30,	February 28,
Issued	Maturity	Rate	Rate per Share	2022	2022
July 18, 2016	July 18, 2017*	8%	$0.003(1)	$—	$3,500
August 9, 2022	August 9, 2023	12%	$0.009(2)	750,000	—
				$750,000	$3,500

(Less): current portion of convertible notes payable				(750,000)	(3,500)
(Less): discount on noncurrent convertible notes payable				—	—
Noncurrent convertible notes payable, net of discount				$—	$—

Current portion of convertible notes payable				$750,000	$3,500
(Less): discount on current portion of convertible notes payable				(433,932)	—
Current portion of convertible notes payable, net of discount				$316,068	$3,500

__________

*	This note was in default as of February 28, 2022. Default interest rate 22%
(1)	The conversion price was not subject to adjustment from forward or reverse stock splits. Effective in August 2022 this note (and accrued interest) was no longer convertible.
(2)	Subject to adjustment for dilutive issuances

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During both the three and nine months ended November 30, 2022, the Company incurred original issue discounts of $75,000, and relative fair value discounts debt discounts from derivative liabilities of $393,949 and fees of $55,750 related to new convertible notes payable. During both the three and nine months ended November 30, 2021 the Company recognized debt discounts from derivative liabilities of $438,835. During the three and nine months ended November 30, 2022, the Company recognized interest expense related to the amortization of debt discount of $78,149 and $90,767. During the three and nine months ended November 30, 2021, the Company recognized interest expense related to the amortization of debt discount of $694,855 and $775,986, respectively.

The note above is unsecured. As of November 30, 2022 and February 28, 2022, the Company had total accrued interest payable of $51,458 and $28,104, respectively, all of which is classified as current.

During the nine months ended November 30, 2022, the Company also had the following convertible note activity:

●	The Company transferred the above July 18, 2016 $3,500 note to loans payable as the note was no longer convertible. This was a result of an SEC action against the debt holder who was also a common stockholder.

●	On August 9, 2022 the Company entered into a new convertible note for $750,000 with a one year maturity, interest rate of 12%, with a warrant (Warrant 1) to purchase 47,000,000 common shares with a five year maturity and an exercise price of $0.01, and an additional warrant (Warrant 2) to purchase 47,000,000 common shares with a five year maturity and an exercise price of $0.008 to be cancelled and extinguished if the note balance is $375,000 or less by February 9. 2023. The Company received $619,250 in cash proceeds, recorded an original issue discount of $75,000, recognized $393,949 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $55,750. The discount is amortized over the term of the loan. This Note shall have priority over all unsecured indebtedness of the Company. The note has certain default provisions such as failure to pay any principal or interest when due and failure to maintain a minimum market capitalization of $30 million. In the event of these or any other default provisions, the note becomes due and payable at 125%.

During the nine months ended November 30, 2021, the Company had the following convertible note activity:

●	The Company amended the January 27, 2021 agreement with the lender whereby the conversion rate was changed from $0.10 to $0.03 as a result of a dilutive issuance; this resulted a derivative discount of $438,835 and a loss on extinguishment of $360,125.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2022, the Company had no repayments of net advances from its loan payable-related party. For the nine months ended November 30, 2021 the Company repaid net advances of $812,234. At November 30, 2022, the loan payable-related party was $203,276 and $193,556 at February 28, 2022. Included in the balance due to the related party at November 30, 2022 is $126,744 of deferred salary and interest, $108,000 of which bears interest at 12%. At February 28, 2022, included in the balance due to the related party is $110,700 of deferred salary and interest, $90,000 of which bears interest at 12%. The accrued interest included in loan at November 30, 2022 and November 30, 2021 was $12,420 and $540 respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and nine months ended November 30, 2022, the Company accrued $138,000 and $362,500 of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At November 30, 2022 and February 28, 2022 there was $842,000 and $479,500 of incentive compensation payable.

During the three months ended November 30, 2022 and 2021, the Company was charged $794,460 and $647,465, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the nine months ended November 30, 2022 and 2021, the Company was charged $2,735,589 and $1,689,253, respectively for fees for research and development from a company partially owned by a principal shareholder.

11. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2022 and February 28, 2021. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of November 30, 2022 and February 28, 2022, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. LOANS PAYABLE

Loans payable at November 30, 2022 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(35) *	$3,500	22%
June 11, 2018	June 11, 2019	Promissory note	(2) (#)	—	25%
January 31, 2019	June 30, 2019	Promissory note	(1) (#)	—	15%
May 9, 2019	June 30, 2019	Promissory note	(3) (#)	—	15%
May 31, 2019	June 30, 2019	Promissory note	(4) (#)	—	15%
June 26, 2019	June 26, 2020	Promissory note	(5) (#)	—	15%
September 24, 2019	June 24, 2020	Promissory note	(6) (#)	—	15%
January 30, 2020	January 30, 2021	Promissory note	(7) (#)	—	15%
February 27, 2020	February 27, 2021	Promissory note	(8) (#)	—	15%
April 16, 2020	April 16, 2021	Promissory note	(9) (#)	—	15%
May 12, 2020	May 12, 2021	Promissory note	(11) (#)	—	15%
May 22, 2020	May 22, 2021	Promissory note	(12) (#)	—	15%
June 2, 2020	June 2, 2021	Promissory note	(13) (#)	—	15%
June 9, 2020	June 9, 2021	Promissory note	(14) (#)	—	15%
June 12, 2020	June 12, 2021	Promissory note	(15) (#)	—	15%
June 16, 2020	June 16, 2021	Promissory note	(16) (#)	—	15%
September 15, 2020	September 15, 2022	Promissory note	(17) (#)	—	10%
October 6, 2020	March 6, 2023	Promissory note	(18) (#)	—	12%
November 12, 2020	November 12, 2023	Promissory note	(19) (#)	—	12%
November 23, 2020	October 23, 2022	Promissory note	(20) (#)	—	15.5%
November 23, 2020	November 23, 2023	Promissory note	(21) (#)	—	15%
December 10, 2020	December 10, 2023	Promissory note	(22) (#)	—	12%
December 10, 2020	December 10, 2023	Promissory note	(23)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(24)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(25)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(26)	310,375	12%
December 30, 2020	December 30, 2023	Promissory note	(27)	350,000	12%
December 31, 2021	December 31, 2024	Promissory note	(28)	25,000	12%
December 31, 2021	December 31, 2024	Promissory note	(29)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(30)	550,000	12%
February 22, 2021	February 22, 2024	Promissory note	(31)	1,650,000	12%
March 1, 2021	March 1, 2024	Promissory note	(10)	6,000,000	12%
June 8, 2021	June 8, 2024	Promissory note	(32)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(33)	3,936,360	7%
September 14, 2021	September 14, 2024	Promissory note	(34)	1,650,000	12%
July 28, 2022	July 28, 2023	Promissory note	(36)	170,000	15%
August 30, 2022	August 30,2024	Promissory note	(38)	3,000,000	15%
September 7, 2022	September 7, 2023	Promissory note	(37)	400,000	15%
September 8, 2022	September 8, 2023	Promissory note	(39)	475,000	15%
October 13, 2022	October 13, 2023	Promissory note	(40)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(41)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(41)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(41)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(41)	400,000	15%
				$30,506,346

Less: current portion of loans payable				(1,398,500)
Less: discount on non-current loans payable				(5,378,890)
Non-current loans payable, net of discount				$23,728,956

Current portion of loans payable				$1,398,500
Less: discount on current portion of loans payable				(158,194)
Current portion of loans payable, net of discount				$1,240,306

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

*	In default. Default interest rate 22%

(#)	Loans with a principal balance of $1,661,953 along with associated accrued interest of $342,138 totaling $2,004,091 were paid in March 2022, with a remaining accrued liability of $62,979.

(1)	Original $78,432 note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882 at issuance. The loan and accrued interest were fully paid in March 2022.

(2)	Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of at least $48,000. The loan and accrued interest were fully paid in March 2022.

(3)	Original $7,850 note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590 at issuance. The loan and accrued interest were fully paid in March 2022.

(4)	Original $86,567 note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567 at issuance. The loan and accrued interest were fully paid in March 2022.

(5)	Original $79,104 note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104 at issuance. The loan and accrued interest were fully paid in March 2022.

(6)	Original $12,000 note may be pre-payable at any time. The note balance includes an original issue discount of $3,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(7)	Original $11,000 note may be pre-payable at any time. The note balance includes an original issue discount of $2,450 at issuance. The loan and accrued interest were fully paid in March 2022.

(8)	Original $5,000 note may be pre-payable at any time. The note balance includes an original issue discount of $1,200 at issuance. The loan and accrued interest were fully paid in March 2022.

(9)	Original $13,000 note may be pre-payable at any time. The note balance includes an original issue discount of $3,850 at issuance. The loan and accrued interest were paid in March 2022.

(10)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. For both the three and six months ended November 30, 2022, the Company recorded amortization expense of $0 with an unamortized discount of $0 at November 30, 2022. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(11)	Original $43,500 note may be pre-payable at any time. The note balance includes an original issue discount of $8,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(12)	Original $85,000 note may be pre-payable at any time. The note balance includes an original issue discount of $15,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(13)	Original $62,000 note may be pre-payable at any time. The note balance includes an original issue discount of $12,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(14)	Original $31,000 note may be pre-payable at any time. The note balance includes an original issue discount of $6,000 at issuance. The loan and accrued interest were fully paid in March 2022.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)	Original $50,000 note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(16)	Original $42,000 note may be pre-payable at any time. The note balance includes an original issue discount of $7,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(17)	Original $300,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Interest payable monthly, principal due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The loan and accrued interest were fully paid in March 2022.

(18)	Original principal of $150,000 and interest repayable in 28 monthly instalments commencing December 6, 2020, the first 6 months at $2,000 per month, the remaining 22 payments at $ 8,500 per month. Secured by revenue earning devices. The loan and accrued interest were fully paid in March 2022.

(19)	Original $110,000 note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 and was issued with a warrant to purchase 70,000,000 shares at an exercise price of $0.00165 per share, with a 3-year term and having a relative fair value of $41,176. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $41,176 with a corresponding adjustment to paid in capital. The loan and accrued interest were fully paid in March 2022.

(20)	Original principal of $65,000 and interest repayable in 21 monthly instalments of $4,060 commencing February 23, 2021. Secured by revenue earning devices. The loan and accrued interest were fully paid in March 2022.

(21)	Original $300,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000 and was issued with a warrant to purchase 230,000,000 shares at an exercise price of $0.00165 per share with a 3-year term and having a relative fair value of $125,814. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $125,814 with a corresponding adjustment to paid in capital for the relative value of the warrant. The loan and accrued interest were fully paid in March 2022.

(22)	Original $82,500 note may be pre-payable at any time. The note balance includes an original issue discount of 7,500 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.002 per share with a 3-year term and having a relative fair value of $54,545. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $54,545 with a corresponding adjustment to paid in capital for the relative value of the warrant. The loan and accrued interest were fully paid in March 2022.

(23)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(24)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(25)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(26)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(27)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three and nine months ended November 30, 2022, the Company recorded amortization expense of $22,829 and $53,156, respectively, with an unamortized discount of $223,697 at November 30, 2022.

(28)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(29)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(30)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the three and nine months ended November 30, 2022, the Company recorded amortization expense of $34,441 and $85,968, respectively, with an unamortized discount of $281,264 at November 30, 2022.

(31)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three and nine months ended November 30, 2022, the Company recorded amortization expense of $82,582 and $184,959, respectively, with an unamortized discount of $1,309,454 at November 30, 2022. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(32)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. For the three and nine months ended November 30, 2022, the Company recorded amortization expense of $120,297 and $319,016, respectively, with an unamortized discount of $930,729 at November 30, 2022. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(33)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the quarter and nine months ended November 30, 2022 there was repayments $27,800 and $63,800, respectively on the note.

(34)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. For the three and nine months ended November 30, 2022, the Company recorded amortization expense of $59,646 and $122,486 respectively. with an unamortized discount of $1,279,947 at November 30, 2022.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(35)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(36)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three and nine months ended November 30, 2022, the Company recorded amortization expense of $4,589 and $6,048 with an unamortized discount of $13,952 at November 30, 2022.

(37)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For both the three and nine months ended November 30, 2022, the Company recorded amortization expense of $10,691 with an unamortized discount of $39,309 at November 30, 2022.

(38)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. For both the three and nine months ended November 30, 2022, the Company recorded amortization expense of $4,248, with an unamortized discount of $35,252 at November 30, 2022

(39)

Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For both the three and nine months ended November 30, 2022, the Company recorded amortization expense of $16,473 with an unamortized discount of $58,527 at November 30, 2022.

(40)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s s present and after-acquired property. For both the three and nine months ended November 30, 2022, the Company recorded amortization expense of $3,593 with an unamortized discount of $46,407 at November 30, 2022.

(41)

On October 28, 2022 the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each trance of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At November 30, 2022 the Company has issued 4 tranches as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. For both the three and nine months ended November 30, 2022, the Company recorded amortization expense of $0 with an unamortized discount of $349,399 at November 30, 2022.

November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants e having a relative fair value of $299,750. For both the three and nine months ended November 30, 2022, the Company recorded amortization expense of $0 with an unamortized discount of $349,750 at November 30, 2022.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants e having a relative fair value of $302,020. For both the three and nine months ended November 30, 2022, the Company recorded amortization expense of $0 with an unamortized discount of $352,020 at November 30, 2022.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants e having a relative fair value of $299,959. For both the three and nine months ended November 30, 2022, the Company recorded amortization expense of $0 with an unamortized discount of $349,959 at November 30, 2022.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. DERIVATIVE LIABILITIES

As of November 30, 2022, and February 28, 2022, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $0, and $7,587, respectively. For the three and nine months ended November 30, 2022, the Company recorded a change in fair value of derivative liabilities of $0 and $3,595, respectively and a gain on settlement of debt (with a corresponding adjustment to derivative liabilities) of $0 and $3,992, respectively.

14. STOCKHOLDERS’ EQUITY (DEFICIT)

Series F Preferred Shares

Each holder of Series E Convertible Preferred Shares may, at any time and from time to time convert all, but not less than all, of their shares into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis.

On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets.

Summary or Preferred Stock Activity

There was 1 Series F Preferred Share issued along with debt to a lender.

Summary of Preferred Stock Warrant Activity

	Number of Series C Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2022	329	$1.00	11.50
Issued	244	$1.00	10.00
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at November 30, 2022	573	$1.00	10.00

Summary of Common Stock Activity

The Company increased authorized common shares from 5,000,000,000 to 6,000,000,000 on July 8, 2022.

During the nine months ended, November 30, 2022, the Company issued 522,734,247 common shares with gross proceeds of $4,939,161 and net proceeds of $4,657,979 after issuance costs of $282,182, issued 9,688,179 shares through the cashless exercise of 61,378,210 warrants, cancelled 17,116,894 shares as a result of an SEC enforcement action against a lender and issued 10,000,000 shares for $118,500 as payment for services.

The table below represent the common shares issued, issuable and outstanding at November 30, 2022 and February 28, 2022:

Common shares	November 30, 2022	February 28, 2022
Issued	5,248,415,892	4,733,110,360
Issuable	12,100,000	2,100,000
Issued, issuable and outstanding	5,260,515,892	4,735,210,360

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Warrant Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2022	1,216,845,661	$0.07	2.38
Issued	94,000,000	$0.009	4.94
Adjusted(1)	66,750,000	$0.011	1.41
Exercised	(61,378,210)	$0.011	(1.41)
Forfeited, extinguished and cancelled	(955,000,000)	$0.008	(1.61)
Outstanding at November 30, 2022	361,217,451	$0.03	2.52

(1)	Required dilution adjustment per warrant agreement

For the three months and nine months ended November 30, 2022 and November 30, 2021, the Company recorded a total of $0 and $0, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $61,005 and $194,653for the three and nine months ended November 30, 2022, respectively, and $103,115 and $207,201 for the three and nine months ended November 30, 2021, respectively.

Maturity of Lease Liabilities	Operating Leases
November 30, 2023	$250,169
November 30, 2024	229,016
November 30, 2025	207,558
November 30, 2026	207,558
November 30, 2027	207,558
November 30, 2028 and after	709,156
Total lease payments	1,811,015
Less: Interest	(583,707)
Present value of lease liabilities	$1,227,308

16. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(4,085,660)	$(7,094,442)	$(12,930,211)	$(47,831,733)

Effect of common stock equivalents
Add: interest expense on convertible debt	22,438	38,345	27,863	63,299
Add: amortization of debt discount	78,149	694,855	90,767	775,986
Add (less) loss (gain) on settlement of debt	—	—	(3,992)	—
Add (less) loss (gain) on change of derivative liabilities	—	—	(3,595)	372,502
Net income (loss) adjusted for common stock equivalents	(3,985,073)	(6,361,242)	(12,819,168)	(46,619,946)

Denominator:
Weighted average shares – basic	5,140,405,652	4,183,357,145	4,969,080,716	4,162,382,723

Net income (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Dilutive effect of common stock equivalents:
Convertible Debt	—	—	—	—
Preferred shares	—	—	—	—
Warrants	—	—	—	—
	—	—	—	—

Denominator:
Weighted average shares – diluted	5,140,405,652	4,183,357,145	4,969,080,716	4,162,382,723

Net income (loss) per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The anti-dilutive shares of common stock equivalents for the three and six months ended November 30, 2022 and 2021 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

Convertible notes and accrued interest	836,425,685	3,432,063	836,425,685	3,432,063
Convertible Series F Preferred Shares*	—	—	—	—
Stock options and warrants	401,217,451	968,523,386	401,217,451	968,523,386
Total	1,237,643,136	971,955,449	1,237,643,136	971,955,449

*	On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets. Had these Series F preferred shares been convertible at November 30, 2022 and 2021 the dilutive effects would be as follows:

	For the Three and Nine Months Ended
	November 30
	2022	2021

Convertible Series F Preferred Shares	18,148,779,827	15,294,230,742

17. SUBSEQUENT EVENTS

Subsequent to November 30, 2022 through to January 9, 2023:

—   The Company issued 117,488,819 common shares pursuant to a share purchase agreement for gross proceeds of $713,811, issuance costs of $30,174 and net proceeds of $683,638.

—   On December 23, 2022 the Company entered into a Simple Agreement for Future Equity (SAFE) contract to invest $50,000 to acquire shares of a company’s capital stock at a discount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and nine months ended November 30, 2022 and November 30, 2021 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2022, as filed on May 27, 2022 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “AITX”, the “Company”, “we”, “us”, and “our” refer to Artificial Intelligence Technology Solutions Inc.

Overview

Artificial Intelligence Technology Solutions Inc. (“we”, “our, “us”, “AITX” or the “Company”) was incorporated in Florida on March 25, 2010 as On the Move Systems Inc. and was quoted on OTC Pinks as ‘OMVS’. We reincorporated in Nevada on February 17, 2015. Our fiscal year end is February 28 (February 29 during leap year). We are located at 10800 Galaxie Ave., Ferndale, Michigan 48220, and our telephone number is 877-767-6268. We completed a stock ticker change to AITX in 2018. Steve Reinharz became our Chief Executive Officer in March 2021 and is the founder of our primary wholly owned subsidiary, Robotic Assistance Devices, Inc. (RAD). We have a 3-year executive compensation agreement with our CEO.

Our mission is to apply artificial intelligence (AI) technology to solve enterprise security-related problems categorized as expensive, repetitive, difficult to staff, dangerous, and outside of the core competencies of the client organization.

For example:

●	Typical security guard-related functions such as monitoring a parking lot during and after hours and responding appropriately. This scenario applies to perimeters, interior yard areas, and related similar environments.

●	Integrated hardware/software with AI-driven responses simulating and expanding on what legacy or manned solutions could perform.

●	Performance of difficult, rare, and high value tasks such as firearm detection and immediate response whether autonomously or with human assistance.

●	Automation of common access control functions through technology utilizing facial recognition and machine vision, leapfrogging over most legacy solutions in use today.

●	Patrol and response of commercial, industrial and government areas requiring heightened security work to be completed via autonomous mobile robotics devices.

RAD solutions are unique due to their functionalities, as follows:

●	Start with an AI-driven autonomous response utilizing cellular-optimized communications, while easily connecting to a human operator for a manned response, as needed.

●	Use RAD’s exclusive hardware and software, purpose-built by for delivery of these solutions. Various form factors have been customized to deliver this new functionality, both mobile and stationary.

●	Deliver services through -RAD developed software and cloud services, allowing enterprise IT groups to focus on core competencies instead of maintenance of complex video and security platforms.

●	Perform workflow functions via purpose-built fixed and mobile devices with unique technology and methodology.

Through our subsidiary, Robotic Assistance Devices, Inc. (RAD), AITX is redefining the $25 billion (US) security and guarding services industry through its broad lineup of innovative, AI-driven Solutions-as-a-Service business model. RAD solutions are specifically designed to provide a cost savings to businesses of between 35% and 80% when compared to the industry’s existing and costly manned security guarding and monitoring model. RAD delivers this costs savings via a suite of stationary and mobile robotic security solutions that complement, and at times, directly replace the need for human personnel in environments better suited for machines.

At the beginning of the prior fiscal year ended February 28, 2022, AITX began its 10-year lease at its 29,316 sq ft manufacturing facility outside of Detroit, Michigan, hired the employees, and acquired the infra-structure to support it. This facility, referred to by RAD as ‘the REX’ positions AITX to achieve its growth objectives and meet future sales demands.

As of January 16, 2023, there were approximately 300 RAD units deployed with approximately 290 units on backorder, in production or en route to deployment. Additionally, RAD has reported a total authorized dealer count of 55. RAD distributes its products through a combination of direct sales to end-users and opportunities developed through its dealer channel.

Our 85 employees as of January 16, 2023 constitute our workforce that supports the necessary infrastructure (Engineering, Production, Business Development, Marketing, Administration) built to achieve our growth objectives and meet future sales demands. We strive for rapid growth and creation/expansion of our departments and teams; however, this creates significant challenges that if unsuccessful will negatively impact our results of operations.

We and our subsidiaries have launched several new solutions during the 3rd quarter of the current fiscal year (FY2023), including:

●	RIO™, a portable, solar-powered, wide-area security device. RIO was formally introduced to the security industry at one of its premier trade shows, GSX 2022 in Atlanta in September 2022.

●	ROSA-P, a switched-powered security and safety solution that powers RAD’s best-selling ROSA 3.x where power does not currently exist in the industry at night.

●	RADDOG™, the security industry’s purpose-built mobile robot dog.

●	ROSS™, a software solution which enables millions of IP security cameras presently deployed with the ability to connect with the RAD ecosystem (RADSoC). ROSS empowers these non-RAD cameras to run the same AI analytic capabilities as other RAD hardware solutions.

●	Wholly owned subsidiary Robotic Assistance Devices Group, Inc. (RAD-G) announced the launch of a sales initiative targeting OEM markets. This market development endeavor marks our first of its kind and involves the placement of hardware and software solutions developed across all subsidiaries for use in other vertical markets through OEM suppliers.

●	Wholly owned subsidiary Robotic Assistance Devices Mobile, Inc., is expected to make a new solution announcement sometime in FY2024.

These solutions utilize the comprehensive RAD platform to offer unparalleled, all-in-one, security and safety solutions that can be implemented within a half hour. These solutions include cutting-edge features such as the detection of firearms, deterrents for trespassing, peripheral surveillance, management of visitors, and more.

RAD’s sales funnel has experienced substantial growth in both volume and value.

RAD is working towards adding the following deployments to be in place by February 29, 2024:

●	25 ROAMEOs, the robust mobile-patrolling security robot. The current schedule, subject to engineering development timelines, parts availability and manufacturing, has these ROAMEO units available to ship to clients and start billing as soon as August 2023. We expect to deploy 5-10 a month beginning in August. Pre-selling has begun with the goal of exceeding 25 units for FY2024.

●	150 RIOs, portable solar-powered, wide-area security devices. RAD’s largest dealer is expected to add this to their line card by May 2023 which we can reasonably expect will drive significant volume. Management expects RIO revenue to begin significance towards the end of Q2 FY2024.

●	350 ROSAs / ROSA-Ps, stationary security and safety solutions. This number of ROSA & ROSA P units is roughly at the same run rate as the last few months of calendar year 2022 and is considered by management to be easily achievable. Management expects a minimum of 30 units being added monthly to recurring monthly revenue beginning March 1, 2023.

●	100 AVAs, an autonomous access control / vehicle access device. AVA 3.0 units hit 10 deployed units by mid-January. Early indications of market reception are positive and it’s expected that dealers will begin ordering in greater quantities as management gathers more case studies and references.

●	15 RADDOG™, the security industry’s purpose-built robot dog. RADDOG version 1.0 was first publicly displayed on December 7, 2022 at the Company’s Investor Open House and Technology Reveal. As was stated at that time all of our tests were successful and we are moving forward with a larger, stronger version to commercialize. This version will be shown at the ISC West trade show in Las Vegas at the end of March and will be available to ship to clients in the May time frame. The projected number of 15 is considered conservative by management for FY2024.

●	5000 IP camera integrations via ROSS. These are expected to be ‘take-over’ or ‘side-by-side’ type deployments featuring pre-existing LAN connected IP security cameras. ‘Take-over’ deployments would replace the pre-existing Video Management System and ‘side-by-side’ deployments would leave the existing systems in place and use secondary camera feeds through ROSS.

●	35 TOM autonomous visitor management devices. TOM, an acronym for ‘The Office Manager’ is the evolution and replacement for Wally™. ‘TOM+’ is scheduled for development and release in FY2024. Currently RAD’s largest single client has deployed TOM units throughout the US and at two European locations. Given monthly sales orders it is expected that this 35 unit target could be met entirely by this one client. We are discussing rolling the product out to its dealer channel as at the moment it is only available to this single client.

The realization of the deployments, if successful and if within a 10% range of standard RAD dealer pricing, will result in our recurring monthly revenues reaching approximately $800,000, and if achieved, would enable us to attain positive cash flow. As such, we will continue to focus on improving existing team members’ efficiency and productivity with a focus on retention. Achievement of the sales goals listed herein will require approximately 5% to 10% headcount growth in the production and deployment teams which could push back the goals of positive cash flow.

Several significant new clients are expected to receive their deployments in FY2024 and are expected to be public. Security is generally a private corporate function and we note that prior clients that have been publicized have been inundated with shareholder phone calls looking for further verification. It is for these reasons that we will continue to rarely pursue publicization of end users.

FY2024 will feature balancing efforts on cost savings with accelerated growth in order to increase probability of achieving targeted positive cash flow targets.

Management Discussion and Analysis

Results of Operations for the Three Months Ended November 30, 2022 and 2021

The following table shows our results of operations for the three months ended November 30, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	November 30, 2022	November 30, 2021	Dollars	Percentage
Revenues	$402,399	$373,897	$28,502	8%
Gross profit	276,439	230,473	45,966	20%
Operating expenses	3,090,941	5,118,000	(2,027,059)	(40%	)
Loss from operations	(2,814,502)	(4,887,527)	2,073,025	42%
Other income (expense), net	(1,271,158)	(2,206,915)	935,757	42%
Net income (loss)	$(4,085,660)	$(7,094,442)	$3,008,782	42%

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	November 30, 2022	November 30, 2021	Dollars	Percentage
Device rental activities	$154,628	$165,353	$(10,725)	(6%	)
Direct sales of goods and services	247,771	208,544	39,227	19%
	$402,399	$373,897	$28,502	8%

Total revenue for the three-month period ended November 30, 2022 was $402,399 which represented an increase of $28,502 compared to total revenue of $373,897 for the three months ended November 30, 2021. This increase is a result of higher direct sales in the current year’s quarter.

Gross profit

Total gross profit for the three-month period ended November 30, 2022 was $276,439, which represented an increase of $45,966 compared to gross profit of $230,473 for the three months ended November 30, 2021. The gross profit increased due to the higher sales and variations in product mix sales. The gross profit % of 69% for the three-month period ended November 30, 2022 was higher than the gross profit % of 62% for the prior year’s corresponding period.

Operating Expenses

	Period
	Three Months Ended	Three Months Ended	Change
	November 30, 2022	November 30, 2021	Dollars	Percentage
Research and development	$813,313	$982,446	$(169,133)	(17%	)
General and administrative	2,123,768	3,964,512	(1,840,744)	(46%	)
Depreciation and amortization	92,855	67,927	24,928	37%
Operating lease cost and rent	61,005	103,115	(42,110)	(41%	)
Operating expenses	$3,090,941	$5,118,000	$(2,027,059)	(40%	)

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended November 30, 2022 and November 30, 2021, were $3,090,941 and $5,118,000, respectively. The overall decrease of $2,027,059 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses decreased by $1,840,744. In comparing the three months ended November 30, 2022 and November 30, 2021 this decrease was primarily due to the following decreases: stock based compensation of $819,500 for higher prior year charges based on the CEO incentive plan, wages and salaries for prior year bonuses paid, bad debts expense of $25,785 and professional fees of $126,435. These decreases were offset by the following increases: insurance of $51,485 due to health plan for new employees and increased liability and property insurance due to new manufacturing facility, advertising , sales and marketing of $82,893, subcontractor fees of $13,802, travel of $18,004, duty and freight of $36,230 and bad debts expense due to a general provision of $40,000 on slow payers due to present economic factors.

●	Research and development decreased by $169,133 due to higher activity in the prior year in R&D design and equipment for the development of new products such as ROAMEO and AVA, as well as upgrades of existing products. That decrease was partially offset by an increase in research and development paid to a related party of $146,995.

●	Depreciation and amortization increased by $24,928 due to the acquisition of computer equipment and new revenue earning devices.

●	Operating lease cost and rent decreased by $42,110 due to one less office lease for the three months ended November 30, 2022 comparing to the three months ended November 30, 2021.

Other Income (Expense)

Other income (expense) consisted of the change of fair value of derivative instruments, loss on settlement of debt and interest. Other income (expense) during the three months ended November 30, 2022 and November 30, 2021, was ($1,271,158) and ($2,206,915), respectively. The $935,757 decrease in other expense, net was primarily attributable to reduced interest expense.

●	Interest expense decreased by $779,096 due to a decrease in debt amortization expense. The three months ended November 30, 2021 had higher amortization due to debt settlements.

●	Loss on settlement of debt was $0 the quarter ended November 30, 2022 and $156,661 in the quarter ended November 30, 2022.

Net loss

We had a net loss of $4,085,660 for the three months ended November 30, 2022, compared to a net loss of $7,094,442 for the three months ended November 30, 2021. The decrease in net loss of $3,008,782 is due to a number of factors: higher gross profit and lower general and administrative and other expense in the three months ended November 30, 2022.

Results of Operations for the Nine Months Ended November 30, 2022 and 2021

The following table shows our results of operations for the nine months ended November 30, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period
	Nine Months Ended	Nine Months Ended	Change
	November 30, 2022	November 30, 2021	Dollars	Percentage
Revenues	$1,055,040	$1,075,803	$(20,763)	(2%	)
Gross profit	601,142	779,499	(178,357)	(23%	)
Operating expenses	10,090,732	11,102,944	(1,012,212)	(9%	)
Loss from operations	(9,489,590)	(10,323,445)	833,855	(8%	)
Other income (expense), net	(3,440,621)	(37,508,288)	34,067,667	91%
Net loss	$(12,930,211)	$(47,831,733)	$34,901,522	73%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Nine Months Ended	Nine Months Ended	Change
	November 30, 2022	November 30, 2021	Dollars	Percentage
Device rental activities	$622,647	$383,434	$239,213	62%
Direct sales of goods and services	432,393	692,369	(259,976)	(38%	)
	$1,055,040	$1,075,803	$(20,763)	(2%	)

Total revenue for the nine-month period ended November 30, 2022 was $1,055,040 which represented a decrease of $20,763 compared to total revenue of $1,075,803 for the nine months ended November 30, 2021. The small decrease was a result of unusually large unit sales which includes sales of new units totaling $692,369 which occurred in the nine months ended November 30, 2021. This was partially offset by a 62% increase in rental activities increased as the Company continues to grow its rental business.

Gross profit

Total gross profit for the nine-month period ended November 30, 2022 was $601,142 which represented a decrease of $178,357, compared to gross profit of $779,449 for the nine months ended November 30, 2021. The decrease resulted both from lower revenues noted above as well as cost of sales increases in 2022 due to inventory changes. The gross profit percentage of 57% for the nine-month period ended November 30, 2022 was lower than the margin of 72% for the prior year’s corresponding period was primarily due to inventory adjustments due to shrinkage and obsolescence totaling $123,309, which occurred in the first quarter. Before these adjustments the gross profit % for the nine months ended November 30, 2022 would have been a comparable 69%.

Operating Expenses

	Period
	Nine Months Ended	Nine Months Ended	Change
	November 30, 2022	November 30, 2021	Dollars	Percentage
Research and development	$2,800,834	$2,316,383	$484,451	21%
General and administrative	6,762,602	8,455,224	(1,692,622)	(20%	)
Depreciation and amortization	332,643	153,261	179,382	117%
Operating lease cost and rent	194,653	207,201	(12,548)	(6%	)
(Gain) loss on disposal of fixed assets	—	(29,125)	29,125	100%
Operating expenses	$10,090,732	$11,102,944	$(1,012,212)	(9%	)

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the nine-month period ended November 30, 2022 and November 30, 2021, were $10,090,732 and $11,102,944, respectively. The overall decrease of $1,012,212 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses decreased by $1,692,622. In comparing the nine-months ended November 30, 2022 and November 30, 2021 may be partially explained by the following decreases: wages and salaries by $144,439, professional fees by $535,117, subcontractor fees $89,492 and stock-based compensation $1,677,050. These were partially offset by increases in the following accounts: sales and marketing by $314,098, travel by $115,122, insurance by $229,562, duty and freight by $66,067,bad debts expense $117,193, and office expense by $73,922.

●	Research and development increased by $484,451 due to funding development of new products as well as upgrades of existing products that mostly took place in the first two quarters of 2022. Included in that increase is the increase in research and development paid to a related party of $1,064,636. This increase was partially offset by the higher development costs incurred in equipment and design on new products for the nine-month period ended November 30, 2021.

●	Depreciation and amortization increased by $179,382 due to the acquisition of ERP computer software, computer equipment tooling, and 54 new revenue earning devices.

●	Operating lease cost and rent decreased by $12,548 due to the expiration of one lease in early fiscal 2022.

●	(Gain) loss on disposal of fixed assets increase by $29,125 due to a vehicle sold in the prior year.

Other Income (Expense)

Other income (expense) during the nine months ended November 30, 2022 and November 30, 2021, was ($3,440,621) and ($37,508,288), respectively. The $34,067,677 increase in other income was primarily attributable to the change in the fair value of derivatives, interest expense, and loss on settlement of debt.

●	In comparing the nine months ended November 30, 2022 and the nine months ended November 30, 2021, the change in fair value of derivative liabilities decreased by $368,907 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock as well as reductions in derivative liability as a result of settlements on the underlying debt.

●	Interest expense decreased by $1,364,269 due to the decrease in debt amortization expense. The three months ended November 30, 2021 had higher amortization due to debt settlements.

●	Gain (loss) on settlement of debt was $3,992 the nine months ended November 30, 2022 and ($33,068,313) in the nine months ended November 30, 2021. This current period the gain was a result of the reduction of the derivative liability , the prior year’s period has an amendment of the deferred variable payment obligation that led to a $33,015,215 loss which was partially offset by gains from accrued liabilities settlements and the debt exchange for common shares. This loss on settlement of debt was non-cash and has no effect on the cash flows of the Company.

Net loss

We had a net loss of $12,930,211 for the nine months ended November 30, 2022, compared to a net loss of $47,831,733 for the nine months ended November 30, 2021. The change is primarily the result of the loss on settlement in the nine months ended November 30, 2021 as well as the lower general and administrative expenses and other items discussed above.

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

As of November 30, 2022, we had a cash balance of $713,493, net accounts receivable of $464,044, net device parts inventory of $1,573,380 and $4,470,418 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	November 30, 2022	February 28, 2022
Current assets	$3,423,711	$7,050,436
Current liabilities	4,470,418	4,547,718
Working capital	$(1,046,707)	$2,502,718

As of November 30, 2022 and February 28, 2022, we had a cash balance of $713,493 and $4,648,146, respectively.

Summary of Cash Flows

Summary of Cash Flows	Nine Months Ended November 30, 2022	Nine Months Ended November 30, 2021
Net cash used in operating activities	$(9,883,272)	$(10,434,762)
Net cash used in investing activities	$(217,601)	$(46,741)
Net cash provided by financing activities	$6,166,220	$13,540,949

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended November 30, 2022 was $9,883,272, which included a net loss of $12,930,211, non-cash activity such as the bad debts expense of $224,215, inventory provision $90,000, reduction of right of use asset of $84,298, accretion of lease liability $107,187, stock based compensation of $481,000, change in value of derivative liabilities of ($3,595), gain on settlement of debt of ($3,992), amortization of debt discount of $1,094,388, increase in related party accrued payroll and interest of $9,720, depreciation and amortization of $332,643 and change in operating assets of $631,074, to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended November 30, 2022 was $217,601, which was the purchase of fixed assets.

Net cash provided by financing activities.

Net cash provided by financing activities was $6,166,220 for the nine months ended November 30, 2022. This consisted of share proceeds net of issuance costs of $4,657,979, proceeds from convertible notes payable of $619,250, proceeds from loans payable of $2,600,000, reduced by repayments on loans payable of $1,711,009.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2022, as filed on May 27, 2022.

Related Party Transactions

For the nine months ended November 30, 2022, the Company had no repayments of net advances from its loan payable-related party. For the nine months ended November 30, 2021 the Company repaid net advances of $812,234. At November 30, 2022, the loan payable-related party was $203,276 and $193,556 at February 28, 2022. Included in the balance due to the related party at November 30, 2022 is $126,744 of deferred salary and interest, $108,000 of which bears interest at 12%. At February 28, 2022, included in the balance due to the related party is $110,700 of deferred salary and interest, $90,000 of which bears interest at 12%. The accrued interest included in loan at November 30, 2022 and November 30, 2021 was $12,420 and $540 respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and nine months ended November 30, 2022, the Company accrued $138,000 and $362,500 of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At November 30, 2022 and February 28, 2022 there was $842,000 and $479,500 of incentive compensation payable.

During the three months ended November 30, 2022 and 2021, the Company was charged $794,460 and $647.465, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the nine months ended November 30, 2022 and 2021, the Company was charged $2,735,589 and $1,689,253, respectively for fees for research and development from a company partially owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of November 30, 2022, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of November 30, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: January 20, 2023	BY: /s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: January 20, 2023	BY: /s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)