Form 10-K
period 2023-02-28
Artificial Intelligence Technology Solutions Inc.
filed 2023-06-14
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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

[  ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2022 based upon the closing price reported on such date was approximately $63,910,563. Shares of voting stock held by each officer and director and by each person who, as of August 31, 2022, may be deemed as have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of June 5, 2023, there were 6,117,570,789 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

RAD’s solutions are generally offered as a recurring monthly subscription, typically with a minimum 12-month subscription contract. RAD also sells their units and the client that RAD has had longest opts to do this. RAD’s solutions are expected to earn over 75% gross margin over the life of each deployed asset when under subscription and over 50% gross margin when sold. Specifically, RAD provides workflow automation solutions delivered through a system of hardware, software and cloud services. All elements of hardware and software design offered by RAD are 100% designed, developed and owned by RAD.

Company Strategies

We apply our Artificial Intelligence (AI) technology to solve enterprise problems categorized as expensive, repetitive, difficult to staff, and outside of the core competencies of our client or prospective client organizations.

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

__________

1 https://www.statista.com/statistics/323113/distribution-of-the-security-services-market-worldwide/

2 https://www.statista.com/statistics/294206/revenue-of-security-services-in-the-us/

RAD solutions are unique because they:

1.	Start with an AI-driven autonomous response utilizing cellular-optimized communications, while easily connecting to a human operator for a manned response, as needed.

2.	Use unique hardware purpose-built by RAD for delivery of these solutions. Various form factors have been customized to deliver this new functionality.

3.	Deliver services through RAD-developed software and cloud services, allowing enterprise IT groups to focus on core competencies instead of maintenance of complex video and security platforms.

AITX Subsidiaries

AITX owns and operates three (3) wholly-owned subsidiaries.

1.	Robotic Assistance Devices, Inc. (RAD I) is the primary operating company of AITX. The company holds the dealer and end-user contracts, employs all US employees, operates the California and Michigan facilities, and is the primary industry-facing entity of AITX. RAD I owns all intellectual property related to RADSoC™, RAD Mobile SOC™, RADGuard™, and their core operating architecture. RAD I owns everything related to AITX’s line of stationary devices and their manufacturing. RAD I also implements and services the devices. This company’s primary website is radsecurity.com and is updated as developments occur.

2.	Robotic Assistance Devices Group, Inc. (RAD G) is RAD G is an AITX subsidiary, separate from RAD I and RAD M, created for the purposes of expected future sales through a channel that is incompatible and non-competitive with RAD I’s existing channel. RAD G is focused on the development of advanced software and electronics solutions and completed a ‘soft-launch’ of it’s ‘RADPACK’ board in December 2022. This hardware is a RAD-designed circuit board designed to power all RAD devices. The company will be working to sell it to other manufacturers that want to create security devices but need a hardware/software solution and want to leverage the investments and network that RAD Inc has built over the years. The company has started to work with a commission-only sales person to start to share this solution in the electric vehicle charger industry. Additional sales materials are under development and company is working to find it’s first adopter. It is expected that this market niche could take several years to develop and as such the company will be looking for clients in the security space and related markets. The Company anticipates no revenues from RADG this fiscal year. This company’s website is radgroup.ai and is updated as developments occur.

3.	Robotic Assistance Devices Mobile, Inc. (RAD M) is RAD M is an AITX subsidiary, separate from RAD I and RAD G, created for the purposes of future developments, partnerships, and marketing in which the company may engage in the future. RAD M is focused on the development of autonomous mobile devices, both ground-based and airborne. RAD M’s first solution, the ROAMEO™ unmanned ground vehicle, incorporates RAD M technologies related to the development of custom chassis, drive train, power management, perception, and prediction. ROAMEO features technology from RAD I and RAD G to perform its functions. The company believes that it’s developing suite of mobile devices will bring the interactive outdoor, indoor, rugged, commercial security and facility robots to the market. These mobile solutions will complement the stationary systems. The three solutions are the RADDOG™ linup of quadrupeds, ROAMEO as the outdoor long-running high visibility robot and a project that the company is naming ‘Mobile 3’ with details to be announced sometime this fiscal year. ROAMEO is manufactured, implemented, and maintained by RAD I. ROAMEO version 2.0 completed a 9 device production run in RAD’s Michigan facility in 2022 and featured some deployments that have been running ever since. However, for the ROAMEO vision to be fully realized special motors needed to be created and developed. RAD M worked with a German motor manufacturer to create a customer ROAMEO motor. Currently the focus on the RADDOG linup pushes the completion of ROAMEO 3.0 into later calendar year 2023. RAD M will continue developing additional mobility solutions that RAD I will bring to market.

AITX’ main website is aitx.ai. Company and investor information can be found at this site and it is updated regularly.

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

ROADMAP & Product Development

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

RAD’s product line has continued to develop with both new solutions being added and older solutions being phased out. Specifically:

—	SCOT has been phased out of new sales with one notable exception. This exception is an opportunity that is supposed to complete as an order in 2023. However, SCOT itself is discontinued. Although initial interest was high and several initial deployments continue to operate as intended the solution did not fulfill expected sales targets and as such it was decided not to upgrade it to the ‘3.x’ technology. It has been removed from the price list.

—	Wally & Tom – Wally has been replaced with TOM (‘The Office Manager’) which has many but not all Wally features yet features stronger processing and related technology. Wally’s are being removed and replaced with Toms throughout this calendar year although it is expected some Wally’s will continue to operate for a few more years. Notably, the first Wally installation continues to operate, is expected to operate for more years and is not scheduled for replacement.

—	ROSA is at it’s version 3.1 at the time of this filing. Version 3.2 should start being produced in August 2023 and will feature the ‘RADPack Millie Gen 2’ control board from RAD G. This board is expected to significantly reduce assembly time because it requires a significantly less sophisticated wiring harness. The board also allows for better fleet management functionality since the board is 100% designed, programmed by RAD and important features have been included by design.

—	ROSA has spawned two significant iterations:

o	RIO version. ‘RIO’ is a ROSA Independent Observatory, or in other terms, a solar powered trailer with 1 – 2 ROSA units on top. The current market leader in this space is a company called LiveView, Inc. The Company estimates this market at around 6,000 new trailer deployments per year and is looking to capture up to 10% - 20% of the market within 2 years. As of the time of this writing approximately 10 RIO have been deployed for a variety of clients.

o	ROSA P version: This version has 1 – 2 ROSA attached to a pre-existing pole and powered through that poles lighting power. However, since the lights are generally only powered at night ROSA P has the ability to power the ROSA(s) and a battery pack while the lighting circuit is receiving power. During daylight, when there is no lighting power, ROSA P provides battery power to the 1 – 2 ROSA. As the time of this filing several ROSA P are deployed across three different clients.

—	AVA has evolved into it’s version 3.1 series. This series features more responsive and much brighter touchscreen and a significantly improved 2 way audio system. AVA deployments continue to be more ‘sticky’ than any other RAD deployment because it becomes an essential part of regular facility activity since it allows for vehicle ingress and in some cases egress. AVA will evolve into version 3.2 after the completion of the RADPack Millie Gen 2 (alongside ROSA’s upgrade to version 3.2).

On the mobility side the Company has made significant progress. Specifically:

—	ROAMEO – version 2 units have been deployed across a number of clients and it was found that the motors are not satisfactory for 100% reliable use. Notably one client has had a ROAMEO for many months, it’s solved their security issue and has achieved important milestones such as 16 hours of perfect autonomous patrols and months of perfect autonomous recharging. However the Company has decided to shut the 2.x program in favor of the 3.x program for these reasons: 1. The new motors built for 3.x will give much improved performance across the board and this is the type of performance the Company wants to use in a high volume product. Specifically the motors allow for minute operation as a stepper motor, allow for fast speeds, have an integrated safety brake and are suited for safety certifications (critical). 2. Production costs of ROAMEO 3.x are expected to be 50% of 2.0 which was considerably expensive and made it impossible to achieve required profit margins. 3. The sensor package and user payload on 3.0 is refined and focused for reliability. ROAMEO 3.x prototype 1 is 80% at the time of this filing although resources are primarily focused on RADDOG development. At this moment the Company has achieved sophisticated autonomous navigation for ROAMEO and other important technical milestones. A sales funnel for this product lines exists and the Company looks forward to producing ROAMEO 3.0 by the of this fiscal year.

—	RADDOG 2LE – This version launched June 6, 2023, and it’s ‘LE’ denotes that it is specifically designed for law enforcement applications. Additional information can be found at raddog.ai. It is expected that the Company will deliver 20-120 of these RADDOG versions in this current fiscal year.

—	‘Mobile 3’ is current code name for a mobility project that has begun development but shares it’s development teams with RADDOG and is therefore being developed slowly. It is expected that the details of this autonomous robot are revealed this year. It is complementary to RADDOG and ROAMEO and continues to fill out AITX’ line of mobile devices.

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

Towards the end of the prior fiscal year the company announced ‘ROSS’ which is the company’s video management system. This allows non-RAD cameras to be managed by RADSOC alongside RAD stationary and mobile devices. It further allows for RADSOC’s analytics and communication features to be accessible and applied to these non-RAD cameras.

RAD launched it’s Fire Arm Detection (‘FAD’) analytic last fiscal year and closed it’s first ROSS/FAD/ROSA project with Rosenbaum Yeshiva in New Jersey. The company has built a modest sales funnel for similar opportunities.

The Company believes that RAD’s ability to deliver easy-to-use, easy-to-obtain, and easy-to-support software, combined with custom workflow-automation applications, is key to the company’s success.

The company believes that the R&D work it has completed makes AITX’ vision for a single all encompassing security and property technology platform complete. With the addition of the stationary and mobile solutions, plus the ability to integrate existing cameras into the system, RAD can now provide solutions in almost every situation at a cost less than most others.

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

Subsequent to the end of fiscal year ending February 28, 2023, the Company completed two Reduction In Force events that brought headcount from 92 full time equivalent employees to 69. The Company largely cut development teams working on future solutions, reduced engineering staff and trimmed other positions for cost control efforts. Additionally, the Company instituted cost control methods revolving around tasks such as freight and purchasing processes. These efforts will take full effect in July 2023 and are expect to save the Company between $ 200,000 to $ 300,000/month between reduced labor costs in addition to other efficiencies.

The Company is focused on sequential product development while sales grow in order to get close to positive cash flow.

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

RAD Industry Leadership Role

Mr. Reinharz has earned a prominent role as a spokesperson for AI and change in the security industry. He has lectured and participated in several panels for some of the security industry’s largest events and organizations. Mr. Reinharz chairs Security Industry Association’s Autonomous Working Group committee, which is dedicated to helping shape the industry and support progressive legislation. Most recently, Mr. Reinharz provided a lecture to NYC’s ASIS CPP group that qualified as a continuing education credit.

In March 2023 Steve Reinharz was elected to a Board seat for Security Industry Association, Inc (SIA). SIA is the foremost security group steering policy, lobbying various governments and promoting education within the security industry.

It is expected that Mr. Reinharz will continue his promotion of the new paradigm for the next few years until adoption is widespread.

Go To Market Strategy

RAD’s strategy has been to focus on the creation and support of a strong dealer channel. RAD has successfully executed this strategy and has added over 60 qualified dealers to our dealer channel. The expectations were that this approach affords multiple benefits to RAD with few downsides and almost all dealers exclusively represent RAD solutions in the area of ai-enabled autonomous devices.

However, over the past year it’s become clear that the dealer channel has exceptional benefits with a limited number of dealers. Forward-thinking dealers that invest the time and energy into RAD have the ability to be successful. Unfortunately many dealers are happy to sign up and continue their normal business operations without giving proper efforts to promote RAD solutions to their client bases. As such the company has about 20 active dealers with the rest being more opportunistic. As such the Company has been increasingly focusing on a limited number of dealers, including a strong and growing relationship with the world’s largest security company, Allied Universal Inc. (AUS). AUS and RAD are working on a large roll out to all integration offices as this report is filed. Furthermore the Company is devoting more time to direct sales, an area of effort that gives the Company more control over the sales process. It is expected that going forward the relationship with active dealers will strengthen while continuing to strengthen direct sales.

Competition

We may be subject to competition by competitors that have greater operating histories, cash and operational resources than we do.

Employees

As of March 23, 2023, we have a headcount of 90 fully dedicated full-time equivalents, including 42 RAD Inc. employees, 18 overseas contractors, and 30 employees of a Canadian research and development company. None of our employees are represented by a union. We consider our employee relations to be excellent. AITX’ principle shareholder owns a minority interest in the Canadian research and develop company but has not received any compensation of any kind from that company to date.

Since the close of the year the Company completed two Reduction In Force events that brought the team size to 69 people and added one additional sale focused employee for a headcount of 70 full time equivalent employees as of June 12, 2023.

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

Cyber and data protection and compliance

The Company continues it’s focus on delivery of safe and secure software and systems to its clients. As such, last year the Company achieved SOC 2 Report status. The SOC 2 Report has become a benchmark standard, and now an often-specified requirement, in the software procurement process. Established by the American Institute of Certified Public Accountants (AICPA), criteria and reporting principles are outlined as a means for organizations to create a documented framework of policies and procedures to prove how they manage and secure data in the cloud and ensure protection of customer privacy and ensure internal communications are suitably handled. This achievement reflects the Company’s stated goals of best-in-class data protection and internal processes.

The Company has subsequently maintained SOC 2 Type 2 status and has achieved a cyber certification from a Fortune Five company which was more difficult to obtain than either SOC certifications. Due to non-disclosure agreements with the Fortune Five company AITX can not disclose who it is from.

Implementation of ERP (enterprise resource planning) System - Update

The Company’s implementation of NetSuite ERP continued through the year with a successful transition to all accounting and human resources now fully functionality. Sales is using some of the CRM features of the ERP but still using a non-ERP platform for management of the sales funnel. Production’s use of the ERP significantly increased over the course of the year. There remain some challenges for full production implementation related to change management. Management expects full implementation of the ERP to complete this fiscal year. The will allow realization of efficiencies in purchasing, kitting and production.

Authorized Dealers Added to Dealer Network

At the end of FY 2023 RAD has more than 57 authorized dealers, up from 32 at the beginning of the fiscal year. These dealers are located across the United States, Canada, and the EU, with plans for continued expansion. Dealers include the largest security companies in the world, including Allied Universal and GardaWorld, which are respectively the largest and 3rd largest guarding companies in the world. The ongoing addition of authorized dealers introduces and delivers RAD products to new markets.

Discussion on Sales

The sales funnel has grown significantly over the course of this fiscal year although expectations and goals were not fully achieved. The sales team has matured and stabilized with a Senior Vice President of Sales with three full time direct sales reports. There was no salesperson turnover in this fiscal year. Additional sales drivers are RAD’s President as well as AITX’ CEO. Furthermore operations team members are instrumental in encouraging clients to expand existing systems.

In the fiscal year ended February 28, 2022 RAD added 311 sales opportunities to the sales funnel. An opportunity is mostly defined as an account that is exhibiting a pain that can be solved by RAD, has a budget, and has reached the point in the sales process where they have a quote they can sign. In the fiscal year that ended February 28, 2023 sales activity skyrocketed with the Company issuing approximately 840 quotes for various opportunities. Of those 840 quotes at least 120 are in the final stages of customer acceptance and sign off.

Management has identified that conversion of accounts from opportunities to clients is low and has identified some of the reasons for the low conversion rate as well as new tactics to break through these obstacles. Advanced new technology sales often involve multiple decision-makers and require a skilled and passionate internal champion. The security industry breeds risk-averse personnel. The Company is pressing several initiatives to change the industry to create an environment where trying new things in the norm as opposed to the exception. An example of these efforts are the Security Industry Association’s (SIA) upcoming Town Hall where three Fortune 500 security practitioners that have implemented new technologies will share their tips for successful internal selling. AITX will be putting more emphasis on these efforts this year.

Subsequent to the close this fiscal year the Company’s largest dealer has accelerated RAD device sales roll out to all of it’s branches. The Company expects this relationship and roll out will drive significantly more sales than the Company has experienced to date.

Management projects that RIO’s introduction will drive higher gross sales and greater RAD adoption of unique software functions such as RAD Light My Way and Fire Arm Detection. It is further expected that the Company’s first RAD Light My Way client will be public in the summer of 2023 and will drive significant sales in healthcare. RAD’s first Fire Arm Detection client, the Rosenbaum Yeshiva in New Jersey, will complete it’s installation in the summer of 2023 and is expected to drive additional system sales.

Between a maturing hardware and software line up, an increasing number of deployments/case studies/success stories, management is excited for the next year’s sales. Management feels that ironing out technical and production challenges are well in hand and clearing the way for a greater volume of deployments.

Press Announcements

During the fiscal year, the Company issued over 100 press releases, the vast majority of them being sales announcements and new authorized dealers being signed. Public events, conferences, awards and new product announcements were also publicized via press releases. All Company press releases can be found here: AITX News - AITX - Artificial Intelligence Technology Solutions

Awards and Industry Recognition

During the period, RAD solutions were honored with six security industry awards, primarily for ROSA 3.0, AVA 3.0 and RAD Light My Way. ROSA 3.0 was also selected for a ‘Good Design’ award for its stylish design and high-performance features.

Trade Shows and Conferences

As in previous years, RAD attended several large security industry events including ISC West, GSX, plus dozens of regional conferences with the purpose of presenting the Company’s solutions to a buying audience and continually loading the sales pipeline with new opportunities. RAD often utilizes the events for speaking engagements or panel discussions to propel the Company’s ‘thought leadership’ regarding its AI-powered security and safety solutions.

Additional Points of Interest

This fiscal year was significant for stabilization of technology, better understanding of the sales process and related challenges, positioning as a true leader in the industry and the achievement of several high profile deployments. The Company continues its focus on sales, efficiencies with the goal of achieving positive cash flow within 18 months.

Technology reliability issues caused some slower sales adoption in the fiscal year. As a response the Company has concentrated on it’s next-generation system ‘brain’ called the RADPack Millie Gen 2. As of June 14 the final prototype was technically approved and is going in production. This will drive the ‘3.2’ series of devices that production is scheduled for in the August/September timeframe. This new board allows quicker production, full on and off board peripheral control, advanced fleet management and automated maintenance and reporting. This board is expected to significantly reduce and/or eliminate various ongoing technical challenges and allow the operations team to accelerate the quantity of system deployments without increasing the size of the deployment team.

Management, based on regular conversations with the Company’s largest debt holder, expects no issues regarding pushing out debt deadlines as it has done so in years past. Management confirms the support of this lender and notes the most recent non-convertible $4M loan facility. As of June 13, 2023, $3.2M of that facility has been used.

Management reiterates that the plan continues to be to grow revenues, achieve positive cash flow, reduce debt and prepare for an uplist to Nasdaq. Management estimates this timeline to be in the two to four year range. On June 14, 2023 the company extended it’s ‘No Reverse Split’ policy by 12 months, to now end January 1, 2025. It is expected the company will continue 1 year extensions until the conditions merit an uplist to Nasdaq or NYSE.

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

 On March 10, 2021 the Company entered into a ten-year lease of a 29,316 square foot building located  at 10800 Galaxie Avenue,  Ferndale, Michigan 48220. The lease began on May 1, 2021. These premises are being used for offices, manufacturing and distribution. The annual rental cost for this facility is approximately $190,000, plus a proportionate share of operating expenses of approximately $28,000 annually.

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

	High	Low
Fiscal Year Ended February 28, 2023:
Quarter ended February 28, 2023	$0.02	$0.01
Quarter ended November 30, 2022	$0.02	$0.01
Quarter ended August 31, 2022	$0.02	$0.01
Quarter ended May 31, 2022	$0.01	$0.01

Fiscal Year Ended February 28, 2022:
Quarter ended February 28, 2022	$0.03	$0.02
Quarter ended November 30, 2021	$0.05	$0.03
Quarter ended August 31, 2021	$0.09	$0.03
Quarter ended May 31, 2021	$0.16	$0.05

On April 3, 2022, the closing price per share of the Company’s common stock as quoted on the OTC was $0.0057.

Dividends

To date, we have not paid dividends on shares of the Company’s common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, AITX’s financial condition, and other factors deemed relevant by its Board of Directors.

Holders of Common Stock

As of April 3, 2023, there were 84 holders of AITX’s common stock of which 21 were active. The number of foregoing holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company is authorized to issue 7.225,000,000 shares of common stock, with a par value of $0.00001. The closing price of its common stock on April 3, 2023, as quoted by OTC Markets Group, Inc., was $0.0057. There were 5,919,914,956 shares of common stock issued and outstanding as of April 3, 2023. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the years ended February 28, 2023 and February 28, 2022, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

On April 14, 2021 the Company adopted an Incentive Stock Option Plan where full details are disclosed in Exhibit 10.1 of the Company’s 8K filing of April 20,2021. Under the plan the Company may grant options to service providers and employees to acquire up to 5,000,000 shares of the Company’s common stock. The options will be under the varying terms and conditions of an agreement but the exercise price cannot be lower than 100% to 110% of the fair value of the stock at date of grant and the term of the grant can be no longer than 5 years. On August 11, 2022 the Company amended the 2021 Plan increasing the maximum number of shares applicable to the 2021 Plan from 5,000,000 to 100,000,000.

On September 1, 2022, the Company as part of the afore-mentioned Incentive Stock Option Plan issued 100,000,000 shares to 64 employees. The shares were issued with an exercise price of $0.02, vest after 4 years with a 5 year term having a fair value of $1,020,000. For the year ended February 28, 2023 the Company recorded $122,050 in stock-based compensation. At February 28, 2023 there remains 95,725,000 options outstanding.

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance at February 29, 2023.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	95,725.000	$0.02	—

Equity compensation plans not approved by security holders.	—	—	—

Total	95,725,000	$0.02	—

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

Recent Sales of Unregistered Securities

The following is a summary of transactions by AITX involving sales of its securities that were not registered under the Securities Act.

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
Number of shares outstanding February 28, 2017						18
March 7, 2017	conversion	$1,840	$—	$—	$1,840	1
March 22, 2017	conversion	1,971	—	—	1,971	1
March 27, 2017	cancelation***	—	—	—	—	(1)
April 3, 2017	conversion	1,487	3,397	—	4,884	1
April 7, 2017	conversion	1,000	—	—	1,000	1
April 20, 2017	conversion	920	—	—	920	1
April 24, 2017	conversion	6,876	—	—	6,876	1
April 26, 2017	conversion	1,130	—	—	1,130	1
May 2, 2017	conversion	1,130	—	—	1,130	1
May 4, 2017	conversion	1,240	—	—	1,240	1
May 4, 2017	conversion	8,854	—	—	8,854	1
May 8, 2017	conversion	9,296	—	—	9,296	1
May 12, 2017	conversion	1,432	—	—	1,432	1
May 15, 2017	conversion	11,661	—	—	11,661	1
May 15, 2017	conversion	1,550	—	—	1,550	2
May 18, 2017	conversion	13,629	—	—	13,629	2
May 23, 2017	conversion	9,684	3,059	—	12,743	1
May 24, 2017	conversion	1,730	—	—	1,730	2
May 30, 2017	conversion	1,890	—	—	1,890	2
June 7, 2017	conversion	1,985	—	—	1,985	2
June 9, 2017	conversion	2,085	—	—	2,085	2
June 12, 2017	conversion	2,185	—	—	2,185	2
June 14, 2017	conversion	2,295	—	—	2,295	2
June 19, 2017	conversion	2,400	—	—	2,400	2
June 20, 2017	conversion	2,500	—	—	2,500	3
June 20, 2017	conversion	3,000	358	—	3,358	—
June 22, 2017	warrant exercise****	—	—	—	—	3
June 28, 2017	conversion	2,800	—	—	2,800	3
June 28, 2017	warrant exercise****	—	—	—	—	3
July 5, 2017	conversion	3,050	—	—	3,050	3
July 6, 2017	warrant exercise****	—	—	—	—	3
July 7, 2017	warrant exercise****	—	—	—	—	—
July 7, 2017	conversion	3,400	—	—	3,400	3
July 26, 2017	conversion	3,500	—	—	3,500	4
July 28, 2017	conversion	9,750	—	—	9,750	1
July 28, 2017	conversion	4,000	—	—	4,000	4
August 2, 2017	conversion	75,000	—	—	75,000	4
August 2, 2017	conversion	75,000	2,483	—	77,483	4
August 4, 2017	conversion	11,184	—	—	11,184	—
August 14, 2017	conversion	4,500	—	—	4,500	5
August 21, 2017	conversion	4,700	—	—	4,700	5
August 29, 2017	conversion	4,900	—	—	4,900	5
September 5, 2017	conversion	26,250	—	—	26,250	5
September 18, 2017	conversion	27,250	—	—	27,250	5
September 27, 2017	conversion	29,000	—	—	29,000	6
October 16, 2017	conversion	30,500	—	—	30,500	6
October 16, 2017	conversion	10,000	—	—	10,000	—
Number of shares outstanding February 28, 2018						124

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
April 16, 2018	conversion	132,160	—	—	132,160	6
April 26, 2018	conversion	14,500	—	500	15,000	1
May 1, 2018	conversion	26,250	—	—	26,250	3
May 3, 2018	conversion	5,000	—	—	5,000	—
May 7, 2018	conversion	27,900	—	—	27,900	3
May 10, 2018	conversion	32,400	—	—	32,400	4
May 11, 2018	conversion	14,500	—	500	15,000	2
May 15, 2018	conversion	7,060	—	500	7,560	2
May 15, 2018	conversion	8,000	—	—	8,000	1
May 21, 2018	conversion	20,250	—	—	20,250	3
May 22, 2018	conversion	6,075	—	—	6,075	1
May 24, 2018	conversion	13,056	3,300	—	16,356	2
May 30, 2018	conversion	8,182	—	—	8,182	2
May 30, 2018	conversion	15,000	—	—	15,000	3
June 7, 2018	conversion	2,922	—	—	2,922	1
June 18, 2018	conversion	17,000	—	—	17,000	4
June 19, 2018	conversion	14,500	—	500	15,000	3
June 28, 2018	conversion	18,000	—	—	18,000	4
June 28, 2018	cancellation	(7,060)	—	(500)	(7,560)	(2)
July 5, 2018	conversion	14,500	—	500	15,000	4
July 5, 2018	conversion	8,818	—	—	8,818	3
July 11, 2018	conversion	10,200	—	—	10,200	4
July 11, 2018	conversion	14,500	—	500	15,000	5
July 19, 2018	conversion	16,000	—	500	16,500	5
July 19, 2018	conversion	11,000	1,366	—	12,366	4
July 23, 2018	conversion	14,500	—	500	15,000	7
July 25, 2018	conversion	5,000	—	—	5,000	2
July 31, 2018	conversion	11,000	1,455	—	12,455	6
August 24, 2018	conversion	—	15,300	—	15,300	10
August 27, 2018	conversion	5,500	—	500	6,000	10
August 29, 2018	conversion	4,280	—	500	4,780	11
August 30, 2018	conversion	6,000	—	—	6,000	10
August 30, 2018	rounding shares	—	—	—	—	—
August 31, 2018	conversion	20,000	—	—	20,000	11
August 31, 2018	conversion	7,500	—	500	8,000	11
September 5, 2018	conversion	8,800	1,375	—	10,175	13
September 5, 2018	conversion	7,800	—	—	7,800	13
September 7, 2018	conversion	7,000	—	500	7,500	13
September 12, 2018	conversion	5,355	—	—	5,355	15
September 12, 2018	conversion	6,500	—	500	7,000	14
September 13, 2018	conversion	5,395	—	—	5,395	13
September 13, 2018	conversion	3,436	—	500	3,936	14
September 18, 2018	conversion	5,670	—	—	5,670	19
September 20, 2018	conversion	3,448	—	500	3,948	19
September 21, 2018	conversion	6,720	—	—	6,720	19
September 24, 2018	conversion	5,250	—	—	5,250	18
September 26, 2018	conversion	6,132	—	—	6,132	23
September 28, 2018	conversion	3,084	—	500	3,584	23
October 1, 2018	conversion	3,100	—	—	3,100	20
October 3, 2018	conversion	4,030	—	—	4,030	26
October 3, 2018	conversion	2,202	—	500	2,702	25
October 5, 2018	conversion	2,750	485	—	3,235	16
October 5, 2018	conversion	4,449	—	—	4,449	29
October 8, 2018	conversion	8,835	—	—	8,835	105
October 9, 2018	conversion	4,158	—	500	4,658	30

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
October 10, 2018	conversion	4,988	—	—	4,988	29
October 15, 2018	conversion	5,935	—	—	5,935	33
October 18, 2018	conversion	9,000	—	—	9,000	113
October 19, 2018	conversion	4,400	713	—	5,113	33
October 23, 2018	conversion	9,840	—	—	9,840	317
November 1, 2018	conversion	9,400	—	—	9,400	94
November 5, 2018	conversion	6,195	—	—	6,195	52
November 15, 2018	conversion	7,980	—	—	7,980	95
November 27, 2018	conversion	3,850	724	—	4,574	123
December 6, 2018	conversion	4,056	797	—	4,853	141
December 7, 2018	conversion	2,034	—	—	2,034	66
December 10, 2018	conversion	2,367	—	—	2,367	76
December 10, 2018	conversion	2,333	—	500	2,833	91
December 10, 2018	conversion	1,475	—	500	1,975	91
December 10, 2018	conversion	3,348	—	—	3,348	90
December 11, 2018	conversion	2,489	—	—	2,489	80
December 11, 2018	conversion	4,340	—	—	4,340	140
December 12, 2018	conversion	3,500	—	—	3,500	94
December 12, 2018	conversion	6,600	1,306	—	7,906	213
December 13, 2018	conversion	2,408	—	500	2,908	134
December 13, 2018	conversion	3,426	—	—	3,426	111
December 14, 2018	conversion	4,154	—	—	4,154	134
December 18, 2018	conversion	4,368	—	—	4,368	141
December 19, 2018	conversion	3,100	—	500	3,600	160
December 19, 2018	conversion	1,000	3,348	—	4,348	161
December 20, 2018	conversion	—	—	—	—	130
December 20, 2018	conversion	2,155	—	500	2,655	169
December 20, 2018	conversion	3,636	—	—	3,636	117
December 20, 2018	conversion	7,480	1,520	—	9,000	333
December 24, 2018	conversion	2,970	—	—	2,970	110
December 26, 2018	conversion	3,213	—	—	3,213	143
December 27, 2018	conversion	1,870	1,381	—	3,252	120
December 28, 2018	conversion	3,700	—	500	4,200	227
December 31, 2018	conversion	4,869	—	—	4,869	216
December 31, 2018	conversion	5,365	—	—	5,365	290
January 2, 2019	conversion	7,370	1,562	—	8,932	425
January 7, 2019	conversion	3,360	—	—	3,360	240
January 7, 2019	conversion	3,944	—	—	3,944	290
January 8, 2019	conversion	4,080	—	—	4,080	300
January 9, 2019	conversion	3,161	—	500	3,661	317
January 10, 2019	conversion	3,380	—	—	3,380	325
January 11, 2019	conversion	5,280	1,150	—	6,430	397
January 11, 2019	conversion	3,625	—	—	3,625	290
January 14, 2019	conversion	3,400	—	—	3,400	340
January 15, 2019	conversion	4,100	—	—	4,100	410
January 15, 2019	conversion	4,300	—	—	4,300	430
January 17, 2019	conversion	4,800	—	—	4,800	480
January 22, 2019	conversion	4,435	—	—	4,435	504
January 22, 2019	conversion	4,230	—	—	4,230	470
January 23, 2019	conversion	3,816	—	—	3,816	530
January 25, 2019	conversion	3,781	—	—	3,781	556
January 28, 2019	conversion	3,276	—	—	3,276	585
January 29, 2019	conversion	3,690	—	—	3,690	615
January 29, 2019	conversion	3,870	—	—	3,870	645

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
January 30, 2019	conversion	4,080	—	—	4,080	680
January 31, 2019	conversion	4,500	—	—	4,500	750
January 31, 2019	conversion	4,290	—	—	4,290	715
February 4, 2019	conversion	4,740	—	—	4,740	790
February 5, 2019	cancellation	(2,658)	—	—	(2,658)	(17)
February 5, 2019	conversion	4,980	—	—	4,980	830
February 12, 2019	conversion	5,340	—	—	5,340	890
February 14, 2019	conversion	5,236	—	—	5,236	935
February 21, 2019	conversion	4,956	—	—	4,956	900
Number of shares outstanding February 28, 2019						20,026
May 6, 2019	conversion	5,768	—	—	5,768	1,030
May 6, 2019	conversion	15,000	—	—	15,000	882
May 6, 2019	conversion	11,900	—	—	11,900	992
May 7, 2019	conversion	6,048	—	—	6,048	1,080
May 7, 2019	conversion	11,900	—	—	11,900	992
May 8, 2019	conversion	6,384	—	—	6,384	1,140
May 8, 2019	conversion	11,800	—	—	11,800	983
May 8, 2019	conversion	7,312	—	500	7,812	1,240
May 9, 2019	conversion	12,500	—	—	12,500	1,136
May 10, 2019	conversion	7,200	—	—	7,200	655
May 8, 2019	conversion	4,400	—	—	4,400	1,000
May 13, 2019	conversion	7,493	—	—	7,493	1,338
May 13, 2019	conversion	12,650	3,786	—	16,436	1,957
May 21, 2019	conversion	3,281	—	—	3,281	586
May 22, 2019	conversion	11,550	3,526	—	15,076	2,094
July 11, 2019	conversion	11,000	3,984	—	14,984	1,921
July 25, 2019	conversion	8,584	—	—	8,584	2,000
July 30, 2019	conversion	16,940	6,350	—	23,290	3,882
July 31, 2019	conversion	9,872	—	—	9,872	2,300
August 2, 2019	conversion	10,301	—	—	10,301	2,400
August 8, 2019	conversion	21,450	8,170	—	29,620	4,937
August 11, 2019	conversion	10,945	—	—	10,945	2,550
August 11, 2019	conversion	5,837	—	—	5,837	1,360
August 12, 2019	conversion	8,800	—	—	8,800	2,750
August 12, 2019	conversion	13,915	5,337	—	19,252	4,011
August 13, 2019	conversion	3,528	—	—	3,528	1,260
August 14, 2019	conversion	5,920	—	—	5,920	2,960
August 15, 2019	conversion	12,650	4,877	—	17,527	5,842
August 15, 2019	conversion	6,200	—	—	6,200	3,100
August 16, 2019	conversion	8,060	—	—	8,060	4,030
August 19, 2019	conversion	6,784	—	—	6,784	4,240
August 20, 2019	conversion	7,136	—	—	7,136	4,460
August 20, 2019	conversion	12,100	4,705	—	16,805	7,002
August 21, 2019	conversion	4,284	5,628	—	9,912	4,690
August 22, 2019	conversion	—	6,348	—	6,348	5,290
August 23, 2019	conversion	—	4,400	—	4,400	5,500
August 26, 2019	conversion	7,810	3,068	—	10,878	9,065
August 26, 2019	conversion	—	3,416	—	3,416	4,270
August 27, 2019	conversion	—	2,240	—	2,240	2,800
August 29, 2019	conversion	—	5,344	—	5,344	6,680
September 3, 2019	conversion	—	5,616	—	5,616	7,020
September 3, 2019	conversion	6,149	2,449	—	8,598	14,329

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
September 4, 2019	conversion	—	2,956	—	2,956	7,390
September 5, 2019	conversion	—	3,240	—	3,240	8,100
September 6, 2019	conversion	—	3,560	—	3,560	8,900
September 9, 2019	conversion	—	3,752	—	3,752	9,380
September 10, 2019	conversion	—	3,944	—	3,944	9,860
September 10, 2019	conversion	6,826	2,750	—	9,575	15,959
September 11, 2019	conversion	—	4,129	—	4,129	10,300
September 12, 2019	conversion	2,447	2,233	—	4,680	11,700
September 13, 2019	conversion	4,920	—	—	4,920	12,300
September 16, 2019	conversion	2,818	2,342	—	5,160	12,900
September 17, 2019	conversion	—	2,960	—	2,960	7,400
September 18, 2019	conversion	—	4,760	—	4,760	11,900
September 19, 2019	conversion	—	2,920	—	2,920	7,300
September 20, 2019	conversion	202	1,998	—	2,200	5,500
September 25, 2019	conversion	4,506	234	—	4,740	12,600
October 3, 2019	conversion	5,651	349	—	6,000	15,000
October 10, 2019	conversion	3,760	280	—	4,040	10,100
October 25, 2019	conversion	2,584	556	—	3,140	15,700
November 4, 2019	conversion	2,926	354	—	3,280	16,400
November 27, 2019	conversion	2,970	770	—	3,740	18,700
January 3, 2020	conversion	—	2,640	—	2,640	13,200
January 27, 2020	conversion	3,360	—	—	3,360	16,800
February 1, 2020	cancellation	(3,360)	—	—	(3,360)	(16,800)
February 5, 2020	cancellation	—	(640)	—	(640)	(3,200)
February 5, 2020	conversion	—	4,060	—	4,060	20,300
February 29, 2020	rounding shares issuable	—	—	—	—	2,946
Number of shares outstanding February 29, 2020						418,415
March 29, 2020	Conversion	—	2,568	—	2,568	21,400
March 30, 2020	Conversion	742	—	500	1,242	20,700
March 31, 2020	Conversion	—	1,013	—	1,013	21,100
April 3, 2020	Conversion	—	936	—	936	19,500
April 6, 2020	Conversion	868	—	500	1,368	22,800
April 7, 2020	Conversion	—	1,186	—	1,186	24,700
April 7, 2020	Conversion	1,500	—	500	2,000	25,000
April 8, 2020	Conversion	—	1,104	—	1,104	23,000
April 13, 2020	Conversion	—	1,474	—	1,474	30,700
April 14, 2020	Conversion	—	1,272	—	1,272	26,500
April 16, 2020	Conversion	1,456	—	500	1,956	32,600
April 17, 2020	Conversion	—	1,613	—	1,613	33,600
April 20, 2020	Conversion	—	1,776	—	1,776	37,000
April 20, 2020	Conversion	1,200	—	500	1,700	23,611
April 21, 2020	Conversion	—	1,448	—	1,448	31,000
April 23, 2020	Conversion	—	1,773	—	1,773	38,500
April 24, 2020	Conversion	—	1,392	—	1,392	43,500
April 24, 2020	Conversion	1,941	—	500	2,441	42,420
April 27, 2020	Conversion	—	1,469	—	1,469	45,900
April 28, 2020	Conversion	—	781	—	781	24,400
April 28, 2020	Conversion	—	1,376	—	1,376	43,000
April 29, 2020	Conversion	2,400	—	500	2,900	48,333
April 30, 2020	Conversion	—	1,408	—	1,408	44,000
April 30, 2020	Conversion	2,225	—	500	2,725	54,500
May 1, 2020	Conversion	—	1,792	—	1,792	56,009
May 4, 2020	Conversion	—	1,728	—	1,728	54,000
May 4, 2020	Conversion	5,060	2,719	—	7,779	129,643

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
May 4, 2020	Conversion	2,724	—	500	3,224	71,640
May 5, 2020	Conversion	—	2,365	—	2,365	73,900
May 6, 2020	Conversion	3,750	—	500	4,250	78,703
May 7, 2020	Conversion	—	2,170	—	2,170	67,800
May 7, 2020	Conversion	2,640	—	500	3,140	78,500
May 8, 2020	Conversion	—	1,592	—	1,592	59,400
May 11, 2020	Conversion	1,843	—	500	2,343	90,100
May 12, 2020	Conversion	—	2,095	—	2,095	100,700
May 12, 2020	Conversion	1,910	—	500	2,410	95,000
May 12, 2020	Conversion	4,070	2,208	—	6,278	201,231
May 13, 2020	Conversion	—	2,413	—	2,413	116,000
May 14, 2020	Conversion	—	1,936	—	1,936	94,000
May 14, 2020	Conversion	2,698	—	500	3,198	123,000
May 14, 2020	Conversion	3,300	—	500	3,800	121,794
May 15, 2020	Conversion	—	1,764	—	1,764	98,000
May 15, 2020	Conversion	4,510	2,416	—	6,926	232,206
May 18, 2020	Conversion	—	2,728	—	2,728	155,000
May 19, 2020	Conversion	—	2,546	—	2,546	148,000
May 19, 2020	Conversion	3,108	—	500	3,608	164,000
May 19, 2020	Conversion	3,108	—	500	3,608	164,000
May 19, 2020	Conversion	2,450	—	500	2,950	121,399
May 20, 2020	Conversion	—	2,477	—	2,477	144,000
May 21, 2020	Conversion	—	3,560	—	3,560	207,000
May 22, 2020	Conversion	3,600	—	500	4,100	210,000
May 22, 2020	Conversion	5,665	3,112	—	8,777	416,744
May 25, 2020	Conversion	3,238	—	500	3,738	230,000
May 26, 2020	Conversion	—	3,120	—	3,120	240,000
May 27, 2020	Conversion	—	2,280	—	2,280	190,000
May 28, 2020	Conversion	—	2,148	—	2,148	179,000
May 28, 2020	Conversion	6,050	3,347	—	9,397	522,072
May 28, 2020	Rounding shares	—	—	—	—	9
May 29, 2020	Conversion	4,000	—	500	4,500	257,731
June 1, 2020	Conversion	—	2,367	—	2,367	202,000
June 1, 2020	Conversion	4,380	—	—	4,380	300,000
June 1, 2020	Conversion	8,680	—	—	8,680	620,000
June 3, 2020	Conversion	—	3,427	—	3,427	357,000
June 4, 2020	Conversion	4,372	—	500	4,872	435,000
June 4, 2020	Conversion	—	2,554	—	2,554	285,000
June 3, 2020	Conversion	7,095	3,954	—	11,049	754,703
June 4, 2020	Conversion	9,744	—	—	9,744	870,000
June 5, 2020	Conversion	—	3,916	—	3,916	445,000
June 8, 2020	Conversion	4,770	—	—	4,770	530,000
June 8, 2020	Conversion	—	2,980	—	2,980	487,000
June 8, 2020	Conversion	6,600	3,700	—	10,300	1,122,004
June 9, 2020	Conversion	3,593	—	500	4,093	535,000
June 10, 2020	Conversion	4,396	—	500	4,896	640,000
June 10, 2020	Conversion	—	2,472	—	2,472	404,000
June 11, 2020	Conversion	—	2,935	—	2,935	587,000
June 11, 2020	Conversion	4,320	—	—	4,320	720,000
June 12, 2020	Conversion	6,600	3,718	—	10,318	1,433,000
June 15, 2020	Conversion	—	3,126	—	3,126	704,000
June 15, 2020	Conversion	9,435	—	—	9,435	1,700,000
June 15, 2020	Conversion	4,218	—	500	4,718	850,000
June 17, 2020	Conversion	—	3,135	—	3,135	825,000

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
June 17, 2020	Conversion	4,750	—	—	4,750	1,000,000
June 17, 2020	Conversion	5,830	3,303	—	9,133	1,902,773
June 18, 2020	Conversion	—	2,608	—	2,608	815,000
June 18, 2020	Conversion	4,300	—	500	4,800	1,200,000
June 19, 2020	Conversion	3,500	—	500	4,000	1,000,000
June 19, 2020	Conversion	—	2,797	—	2,797	874,000
June 19, 2020	Conversion	6,490	3,686	—	10,176	2,119,985
June 22, 2020	Conversion	—	4,627	—	4,627	1,446,000
June 22, 2020	Conversion	6,930	3,950	—	10,880	2,266,600
June 23, 2020	Conversion	—	5,120	—	5,120	1,600,000
June 22, 2020	Conversion	10,000	—	—	10,000	2,500,000
June 23, 2020	Conversion	6,100	—	500	6,600	1,650,000
June 23, 2020	Conversion	10,120	5,775	—	15,895	3,311,362
June 23, 2020	Conversion	2,488	—	500	2,988	747,000
June 24, 2020	Conversion	8,400	—	—	8,400	2,100,000
June 24, 2020	Conversion	17,200	—	—	17,200	4,300,000
June 24, 2020	Conversion	10,120	5,781	—	15,901	3,312,766
June 24, 2020	Conversion	1,150	—	500	1,650	343,750
June 25, 2020	Conversion	—	7,040	—	7,040	2,200,000
June 25, 2020	Conversion	10,300	—	500	10,800	2,700,000
June 25, 2020	Conversion	11,275	6,448	—	17,723	3,692,421
June 26, 2020	Conversion	—	6,400	—	6,400	2,000,000
June 29, 1930	Conversion	12,800	—	—	12,800	3,200,000
June 29, 2020	Conversion	3,355	485	—	3,840	1,200,000
June 30, 2020	Conversion	4,841	119	—	4,960	1,550,000
June 29, 2020	Conversion	13,000	861	—	13,861	2,887,685
July 1, 2020	Conversion	12,980	—	500	13,480	3,370,000
July 1, 2020	Conversion	22,800	—	—	22,800	5,700,000
July 1, 2020	Conversion	12,485	7,191	—	19,676	4,099,085
July 1, 2020	Conversion	5,222	116	—	5,338	1,668,000
July 2, 2020	Conversion	7,248	112	—	7,360	2,300,000
July 6, 2020	Conversion	16,088	—	—	16,088	4,021,875
July 1, 2020	Conversion	13,250	861	—	14,111	2,945,058
July 6, 2020	Conversion	17,600	10,195	—	27,795	5,790,666
July 7, 2020	Conversion	7,462	538	—	8,000	2,500,000
July 8, 2020	Conversion	6,297	103	—	6,400	2,000,000
July 9, 2020	Conversion	18,150	10,550	—	28,700	5,979,187
July 9, 2020	Conversion	20,000	—	—	20,000	5,000,000
July 10, 2020	Conversion	9,403	197	—	9,600	3,000,000
July 14, 2020	Conversion	—	10,240	—	10,240	3,200,000
July 14, 2020	Conversion	12,000	—	—	12,000	3,000,000
July 14, 2020	Conversion	9,230	370	—	9,600	3,000,000
July 14, 2020	Conversion	12,114	7,082	—	19,196	3,999,234
July 14, 2020	Conversion	24,000	—	—	24,000	6,000,000
July 14, 2020	Conversion	—	12,800	—	12,800	4,000,000
July 16, 2020	Conversion	22,611	13,782	—	36,392	7,581,749
July 17, 2020	Conversion	33,000	18,736	—	51,736	10,645,130
July 20, 2020	Conversion	—	1,600	—	1,600	500,000
July 20, 2020	Conversion	32,000	—	—	32,000	8,000,000
July 20, 2020	Conversion	28,600	16,249	—	44,849	9,237,550
July 20, 2020	Conversion	—	10,560	—	10,560	3,300,000
July 21, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 22, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 22, 2020	Conversion	—	24,000	—	24,000	7,500,000

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
July 23, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 24, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 24, 2020	Conversion	9,000	—	—	9,000	2,000,000
July 24, 2020	Conversion	27,500	15,741	—	43,241	6,863,668
July 27, 2020	Conversion	16,018	182	—	16,200	5,000,000
July 27, 2020	Conversion	—	22,680	—	22,680	7,000,000
July 28, 2020	Conversion	9,150	50	—	9,200	2,500,000
July 29, 2020	Conversion	50,032	7,700	—	57,732	9,785,085
July 29, 2020	Conversion	10,456	44	—	10,500	2,500,000
July 29, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 29, 2020	Conversion	27,500	15,833	—	43,333	6,878,219
July 30, 2020	Conversion	10,463	37	—	10,500	2,500,000
July 30, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 30, 2020	Conversion	57,750	—	—	57,750	11,000,000
July 30, 2020	Conversion	12,570	30	—	12,600	3,000,000
July 31, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 31, 2020	Conversion	23,100	13,330	—	36,430	7,019,333
July 31, 2020	Conversion	6,734	66	—	6,800	2,000,000
August 3, 2020	Conversion	43,500	—	—	43,500	10,000,000
August 3, 2020	Conversion	—	29,400	—	29,400	7,000,000
August 3, 2020	Conversion	—	8,500	—	8,500	2,500,000
August 4, 2020	Conversion	17,985	10,427	—	28,412	5,474,293
August 4, 2020	Conversion		5,800	—	5,800	2,500,000
August 5, 2020	Conversion	27,500	13,979	—	41,479	8,837,286
August 6, 2020	Conversion	33,741	18,759	—	52,500	12,500,000
August 6, 2020	Conversion	—	17,000	—	17,000	5,000,000
August 10, 2020	Conversion	43,294	953	—	44,247	15,000,000
August 11, 2020	Conversion	25,850	15,107	—	40,957	17,065,350
August 11, 2020	Conversion	12,533	10,000	—	22,533	11,268,750
August 12, 2020	Conversion	8,965	5,245	—	14,210	5,920,900
August 14, 2020	Conversion	27,500	15,510	—	43,010	17,920,835
August 14, 2020	Conversion	16,000	—	—	16,000	8,000,000
August 17, 2020	Conversion	—	12,000	—	12,000	6,000,000
August 19, 2020	Conversion	—	12,000	—	12,000	6,000,000
August 19, 2020	Conversion	26,510	15,040	—	41,550	17,312,501
August 27, 2020	Conversion	25,441	10,000	500	35,941	17,970,625
August 28, 2020	Conversion	41,000	—	—	41,000	20,000,000
August 28, 2020	Conversion	38,500	21,894	—	60,394	25,164,027
August 31, 2020	Conversion	39,500	—	500	40,000	20,000,000
September 3, 2020	Conversion	44,990	25,974	—	70,964	29,568,429
September 4, 2020	Conversion	48,100	—	500	48,600	27,000,000
September 10, 2020	Conversion	44,000	19,046	—	63,046	29,188,067
September 14, 2020	Conversion	36,000	—	—	36,000	20,000,000
September 16, 2020	Conversion	36,300	15,858	—	52,158	28,976,854
September 17, 2020	Conversion	30,000	—	—	30,000	20,000,000
September 21, 2020	Conversion	29,700	13,074	—	42,774	35,645,000
September 22, 2020	Conversion	33,500	—	500	34,000	34,000,000
September 22, 2020	Conversion	20,000	—	—	20,000	20,000,000
September 25, 2020	Conversion	27,500	12,179	—	39,679	38,900,867
September 28, 2020	Conversion	21,000	—	—	21,000	30,000,000
September 28, 2020	Conversion	6,850	—	500	7,350	15,000,000
September 29, 2020	Conversion	23,300	—	500	23,800	34,000,000
September 30, 2020	Conversion	27,500	12,410	—	39,910	47,511,901
October 5, 2020	Conversion	27,500	11,991	—	39,491	50,630,340

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
October 5, 2020	Conversion	17,500	—	—	17,500	25,925,926
October 6, 2020	Conversion	5,881	9,360	500	15,741	24,217,169
October 6, 2020	Conversion	6,780	—	500	7,280	16,000,000
October 8, 2020	Conversion	33,000	14,762	—	47,762	61,233,329
October 12, 2020	Conversion	27,500	12,375	—	39,875	66,458,333
October 15, 2020	Conversion	41,800	26,711	—	68,511	114,185,778
October 15, 2020	Conversion	6,500	—	500	7,000	20,000,000
October 21, 2020	Conversion	22,000	10,032	—	32,032	53,386,667
October 26, 2020	Conversion	10,000	5,000	—	15,000	25,000,000
October 29, 2020	Conversion	44,000	20,298	—	64,298	107,164,443
October 29, 2020	Conversion	27,500	14,000	—	41,500	69,166,666
November 2, 2020	Conversion	2,500	142	—	2,642	4,403,700
November 9, 2020	Conversion	38,500	18,044	—	56,544	94,239,448
November 17, 2020	Conversion	38,500	25,450	—	63,950	106,582,783
November 24, 2020	Conversion	40,040	26,655	—	66,695	111,157,519
December 1, 2020	Conversion	44,660	29,938	—	74,598	124,330,726
December 3, 2020	Conversion	38,170	22,938	—	61,108	101,847,067
December 10, 2020	Conversion	78,650	47,584	—	126,234	210,390,074
December 28, 2020	Warrants	—	—	—	1,190	119,000,000
January 1, 2021	Warrants	—	—	—	1,250	125,000,000
January 21, 2021	Warrants	—	—	—	736	73,650,793
January 14, 2021	Warrants	—	—	—	1,300	130,000,000
January 20, 2021	Warrants	—	—	—	323	32,338,030
January 20, 2021	Warrants	—	—	—	1,280	127,992,278
February 3, 2021	Fees	—	—	—	—	5,000,000
February 10, 2021	Warrants	—	—	—	—	75,000,000
February 16, 2021	Warrants	—	—	—	—	14,268,324
February 16, 2021	Warrants	—	—	—	—	130,000,000
February 19, 2021	Conversion	82,500	27,530	—	110,030	4,075,191
February 23, 2021	Warrants	—	—	—	—	42,189,696
February 26, 2021	Warrants	—	—	—	—	24,771,271
Number of shares outstanding February 28, 2021						3,229,426,884

Date	Transaction	Consideration	Shares Issued
March 3, 2021	Conversion of Series F Preferred Shares	40 Series F shares converted	156,978,130
March 23, 2021	Conversion of Series F Preferred Shares	18 Series F shares converted	74,652,380
April 8, 2021	Conversion of Series F Preferred Shares	20 Series F shares converted	84,715,488
June 3, 2021	Exercise of warrants	Cashless exercise of 188,000,000 warrants	182,000,000
June 15, 2021	Exercise of warrants	Cashless exercise of 11,000,000 warrants	9,975,508
June 15, 2021	Debt exchange	$2,545,900 in debt exchanged for common shares	39,167,693
June 15, 2021	Debt Exchange	$5,000,875 in debt exchanged for common shares	76,936,539
July 21, 2021	Exercise of warrants	Cashless exercise of 112,000,000 warrants	108,276,053
July 26, 2021	Common stock issued at previous day bid price per note conversion agreement	Convert a note payable including $275,000 of principal, $16,955 of interest, and $1,750 of fees	10,859,436
August 5, 2021	Common stock issued at previous day bid price per note conversion agreement	Convert a note payable including $550,000 of principal, and $55,000 of interest	20,183,000
September 16, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.03 per share for gross proceeds of $601,499 and net proceeds (after issuance costs) of $563,849	19,943,616
September 24, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.03 per share for gross proceeds of $770,141 and net proceeds (after issuance costs) of $691,336	24,289,716
October 7, 2021	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.02 per share for gross proceeds of $1,182,004 and net proceeds (after issuance costs) of $1,170,788	49,000,000
October 14, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.02 per share for gross proceeds of $1,155,997 and net proceeds (after issuance costs) of $1,090,557	55,166,929
October 19, 2021	Exercise of warrants	Cashless exercise of 52,985,075 warrants	50,000,000
October 25, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.03 per share for gross proceeds of $2,708,457 and net proceeds (after issuance costs) of $2,600,119	95,368,212
October 27, 2021	Exercise of warrants	Cashless exercise of 47,014,925 warrants	44,770,776
November 11, 2021	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.03 per share for gross proceeds of $1,358,600 and net proceeds (after issuance costs) of $1,345,014	50,000,000
November 24, 2021	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.03 per share for gross proceeds of $1,016,515 and net proceeds (after issuance costs) of $1,006,349	51,400,000
January 3, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $1,275,000 and net proceeds (after issuance costs) of $1,183,725	100,000,000
January 19, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.02 per share for gross proceeds of $1,697,110 and net proceeds (after issuance costs) of $1,577,312	100,000,000
February 8, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $1,412,700 and net proceeds (after issuance costs) of $1,312,811	100,000,000
	Number of shares outstanding February 28, 2022*****		4,733,110,360

Date	Transaction	Consideration	Shares Issued
April 6, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $1,350,6500 and net proceeds (after issuance costs) of $1,255,104	100,000,000
May 25, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $411,729 and net proceeds (after issuance costs) of $390,4761	33,881,576
June 6, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $292,268 and net proceeds (after issuance costs) of $276,630	23,723,044
June 15, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $317,845 and net proceeds (after issuance costs) of $300,927	28,378,983
June 27, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $292,386 and net proceeds (after issuance costs) of $276,742	26,873,732
July 8, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $221,755 and net proceeds (after issuance costs) of $209,643	22,175,543
July 11, 2022	Exercise of warrants	Cashless exercise of 8,250,000 warrants	1,688,178
July 19, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $163,167 and net proceeds (after issuance costs) of $153,983	16,059,723
July 21, 2022	Exercise of warrants	Cashless exercise of 53,128,210 warrants	8,000,001
August 12, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.009 per share for gross proceeds of $225,065 and net proceeds (after issuance costs) of $212,787	23,841,632
August 22, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.009 per share for gross proceeds of $225,065 and net proceeds (after issuance costs) of $212,787	20,638,478
August 30, 2022	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.009 per share for gross proceeds of $284,290 and net proceeds (after issuance costs) of $281,280	30,000,000
August 31, 2022	Cancellation of common stock	Pursuant to an SEC enforcement action against a lender	(17,116,894)
September 7, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.008 per share for gross proceeds of $167,289 and net proceeds (after issuance costs) of $157,900	20,348,167
September 19, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.008 per share for gross proceeds of $147,542 and net proceeds (after issuance costs) of $139,140	18,260,143
September 30, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.007 per share for gross proceeds of $103,152 and net proceeds (after issuance costs) of $96,969	14,820,143
October 12, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $80,278 and net proceeds (after issuance costs) of $75,240	12,543,515
October 20, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $94,361 and net proceeds (after issuance costs) of $88,618	17,094,439
October 31, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $89,237 and net proceeds (after issuance costs) of $83,750	17,705,725
November 9, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $72,964 and net proceeds (after issuance costs) of $68,291	14,710,472

Date	Transaction	Consideration	Shares Issued
November 17, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $80,548 and net proceeds (after issuance costs) of $75,496	15,490,043
November 22, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $354,770 and net proceeds (after issuance costs) of $336,007	66,188,441
December 7, 2022	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.008 per share for gross proceeds of $231,840 and net proceeds (after issuance costs) of $228,840	30,000,000
December 9, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $207,058 and net proceeds (after issuance costs) of $195,680	32,762,396
December 20, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $139,080 and net proceeds (after issuance costs) of $131,102	25,947,874
December 29, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $135,832 and net proceeds (after issuance costs) of $128,016	28,778,009
January 9, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.004 per share for gross proceeds of $123,603 and net proceeds (after issuance costs) of $116,397	27,589,862
January 17, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $118,338 and net proceeds (after issuance costs) of $111,397	23,858,593
January 20, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $214,971 and net proceeds (after issuance costs) of $203,197	40,174,120
January 27, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $303,216 and net proceeds (after issuance costs) of $287,030	46,792,519
February 6, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.007 per share for gross proceeds of $387,943 and net proceeds (after issuance costs) of $367,521	60,616,138
February 10, 2023	Exercise of warrants	Cashless exercise of 47,000,000 warrants	35,618,378
February 13, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.007 per share for gross proceeds of $652,837 and net proceeds (after issuance costs) of $619,170	90,071,304
February 22, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $511,317 and net proceeds (after issuance costs) of 484,726	81,316,289
February 28, 2023	Common stock issued as penalty pursuant to share purchase agreement	Corresponding adjustment to paid in capital	17,500,000
February 28, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $253,832 and net proceeds (after issuance costs) of $240,115	46,660,225
	Number of shares outstanding February 28, 2023*****		5,836,641,599

__________

* Conversions occur at discounts ranging from 40-50% of average market price

** Shares adjusted for reverse stock splits: 100: 1 on August 24, 2018 and 10,000:1 on March 27, 2020

*** Total proceeds $600

**** Total proceeds $8,922

***** At February 28, 2022 there were 2,100,000 issuable shares

****** At February 28, 2023 there were 12,100,000 issuable shares

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended February 28, 2023 or 2022.

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

	Period
	Year Ended	Year Ended	Change
	February 28, 2023	February 28, 2022	Dollars	Percentage

Revenues	$1,331,956	$1,447,109	$(115,153)	(8%	)
Gross profit	653,883	974,183	(320,300)	(33%	)
Operating expenses	13,344,563	14,346,069	(1,001,506)	(7%	)
Loss from operations	(12,690,680)	(13,371,886)	681,206	(5%	)
Other income (expense), net	(5,418,777)	(48,825,598)	43,406,821	89%
Net loss	$(18,109,457)	$(62,197,484)	$44,088,027	71%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended	Year Ended	Change
	February 28, 2023	February 28, 2022	Dollars	Percentage
Device rental activities	$754,126	$592,401	$161,725	27%
Direct sales of goods and services	577,830	854,708	(276,878)	(32%	)
	$1,331,956	$1,447,109	$(115,153)	(8%	)

Revenue

Total revenue for the year ended February 28, 2023 was $1,331,956, which represented a decrease of $115,153 compared to total revenue of $1,447,109 for the year ended February 28, 2022. This decrease was a result of higher unit sales in fiscal 2022 which were $688,180 as compared to unit sales of $376,546, this $311,634 increase was partially offset by increases in training revenue in 2023 so as to yield an overall decrease in direct sales of goods and services of $ 276,878. Rental activities increased by $161,725 or 27%, as the Company continues to grow its product line and customer base.

Gross profit

Total gross profit for the year ended February 28, 2023 was $653,883, which represented a decrease of $320,300,compared to total gross profit of $974,183 for the year ended February 28, 2022. The decrease is a result of the decrease in revenues above, higher amount of overhead allocated to cost of sales in fiscal 2023 by approximately $ 257,000 due to full year’s allocation in 2023 partially as compared to only a partial year’s allocation ion 2022. Although the factory lease started in May 2021 it took many months to ramp up factory capacity and personnel. Cost of sales also increased due to more staff being allocated to production work overt R&D work and a higher inventory provision in 2023.

Operating expenses

Operating expenses for the years ended February 28, 2023 and February 28, 2022 comprised of the following:

	Period
	Year Ended	Year Ended	Change
	February 28, 2023	February 28, 2022	Dollars	Percentage

Research and development	$3,625,468	$2,961,394	$664,074	(22%	)
General and administrative	8,980,709	10,905,129	(1,924,420)	(18%	)
Depreciation and amortization	478,115	232,886	245,229	105%
Operating lease cost and rent	260,271	275,785	(15,514)	(6%	)
(Gain) loss on disposal of fixed assets	—	(29,125)	29,125	100%
Operating expenses	$13,344,563	$14,346,069	$(1,001,506)	(7%	)

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and amortization, operating lease and rent and a (gain) loss on disposal of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the years ended February 28, 2023 and February 28, 2022 were $13,344,563 and 14,346,069, respectively. The overall $1,001,506 decrease in operating expenses was primarily attributable to the following changes in operating expenses:

●	Research and development expenses increased by $664,074 which was due funding development of new products,(such as the ROAMEO, RIO, RADDOG,and new RAD software solutions ) as well as upgrades of existing products.

●	General and administrative expenses decreased by $1,924,420 primarily due to the following changes:

—	For the year ended February 28, 2023 stock based compensation to CEO in equity awards was $499,500 with $118,500 fees paid to consultants, and a charge of $ 122,050 all totaling $740,050 compare with stock based compensation to CEO in equity awards was $2,048,850 with $109,200 fees paid to consultants all totaling $2,158,050 for the year ended February 28, 2022. This represents a decrease of $1,418,000 in stock based compensation.

—	Professional fees decreased by $401,687 due to decreases in financial reporting of $167,321, decrease in legal of $143,044, decrease in professional fees from former director of $282,946 with the remaining offsetting increase due to changes in regulatory, investor relations and consulting costs.

—	Wages, salaries and payroll levies decreased by $499,661 with a reduction in CEO compensation of $1,093,758 offset by the increase in staff .

—	Office expense increased by $113,610.

—	Freight, duty and brokerage increased by $84,725 due to higher purchases in 2023.

—	Insurance cost increase by $210,985 due to health plan and liability insurance increases.

—	Advertising and marketing costs increased by $385,919 as the Company increased efforts to promote its products.

—	Bad debts expense increased by $173,859 due to write off of uncollectible accounts.

—	Supplies decreased by $224,703 as a higher amount was used in manufacturing and part of capital cost of revenue earning devices in 2023.

—	Trade shows and travel increased by $133,098 as a result of promotional and business travel in fiscal 2023.

—	The remaining offsetting increases were distributed amongst other general and administrative accounts such as website design warehouse expense, repairs and maintenance, and utilities amongst others. In general, these increases in general and administrative expenses may be explained due to a ramp up in personnel and production and the full year of the manufacturing facility in 2023.

●	Operating lease cost and rent decreased by $15,514 due to the expiration of a lease in the current period.

●	Depreciation and amortization increased by $245,229 due to the increase in revenue earning devices and new computer equipment, tooling ,furniture and fixtures and manufacturing equipment in fixed assets.

●	(Gain) loss on disposal of fixed assets decreased by $29,125 due to a vehicle disposal in 2022 that yielded a gain.

Other income (expense)

Other income (expense) consisted of the change of fair value of derivative instruments interest expense and gain on settlement of debt. Other income (expense) during the years ended February 28, 2023 and February 28, 2022, was ($5,418,777) and ($48,825,598), respectively.

The change in other income (expense) was due to the following:

●	Change in fair value of derivative liabilities decreased by $368,621 due to the re-valuation of derivative liability on convertible notes based on the change in the market price of the Company’s common stock and the reduction in convertible notes payable through debt conversions to common stock and settlements. At February 28, 203 there was no longer any convertible debt.

●	Interest expense decreased by $10,703,135 due to lower amortization of debt discounts for the year ended February 28, 2023 of 1,980,033 (2022-$7,597,242). Interest expense in 2022 was higher due to interest expense related to the issuance of warrants for debt extensions of $5,415,000 for which there was no charge in 2023. Loans payable increased by approximately $5 million in 2023, with most of that increase occurring in the latter part of the year and related interest increased by approximately $570,000.

●	Gain on settlement of debt increased by $33,072,305 due to the fiscal 2022 valuation of Series F shares and warrants given in exchange for an amendment to a deferred variable payment obligation that resulted in a loss of $33,015,215. There was no corresponding charge for the year ended February 29, 2023. The difference can be attributed to smaller gains and losses on other debt settlements. In 2023 the $3,992 gain is resultant from the settlement of convertible notes.

The Company’s loss from operations for the year ended February 28, 2023 was $12,690,680, which represented a decrease in loss of $681,206 compared to a loss of $13,371,886 for the year ended February 28, 2022. The lower revenues and gross profit in 2023 were offset by significantly lower operating expenses for the reasons set out above. Note that the Company had a net loss of $18,109,457 for the year ended February 28, 2023, as compared to net loss of $62,197,484 for the year ended February 28, 2022. This change is mostly attributable to the loss on settlement of debt, decrease in interest expense and a decrease in general and administrative costs.

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

For the year ended February 28, 2023, the Company had negative cash flow from operating activities of $12,577,395. As of February 28, 2023 the Company has an accumulated deficit of $112,253,711 and negative working capital of $12,610,601. Management does not anticipate having positive cash flow from operations in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay all its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business. At the same time management points to its successful history with maintaining Company operations and reminds all with  reasonable confidence this will continue. Management has plans to address the Company’s financial situation as follows:

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In March 2023, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two year period.   In March and April the Company reduced personnel that were working on far-future solutions as well as other department reductions. Combined with other cost cutting measures management estimates it reduced the monthly expense burn by $ 200,000 - $ 300,000 with little impact on short and medium term operations. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways : growing revenues ,equity proceeds and non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the period indicated:

	February 28, 2023	February 28, 2022

Current assets	$3,438,992	$7,050,436
Current liabilities(1)	16,049,593	4,547,718
Working capital	$(12,610,601)	$2,502,718

__________

(1)	As February 28, 2023 and February 28, 2022, current liabilities included approximately $0 and $7,587, respectively, of derivative liabilities that are expected to be settled in shares of the Company in accordance with the various conversion terms.

As of February 28, 2023 and February 28, 2022, we had a cash balance of $939,759 and $4,648,146, respectively.

Summary of Cash Flows

	Year Ended February 28, 2023	Year Ended February 28, 2022

Net cash used in operating activities	$(12,577,395)	$(14,825,442)
Net cash used in investing activities	$(308,402)	$(129,200)
Net cash provided by financing activities	$9,177,410	$18,558,370

Net cash used in operating activities for the year ended February 28, 2023 was $12,577,395, which included a net loss of $18,109,457, non-cash activity such as the change in fair value of derivative liabilities of ($3,595), gain on settlement of debt of ($3,992), amortization of debt discount of $1,980,033, stock based compensation of $740,050, reduction in right of use asset $112,396, accretion of lease liability $141,631, increase in related party accrued payroll and interest $12,960, inventory provision of $130,000, bad debts expense $45,110, depreciation and amortization of $478,115 and change in operating assets and liabilities of $1,899,354.

Net cash used in investing activities.

Net cash used in investing activities for the year ended February 28, 2023 was $308,402. This consisted of the purchase of fixed assets and investment of $258,402 and $50,000, respectively..

Net cash provided by financing activities.

Net cash provided by financing activities was $9,177,410 for the year ended February 28, 2023. This consisted of share proceeds net of issuance costs of $7,771,169 ,and proceeds from loans payable $3,300,000 and convertible notes payable of $619,250 offset by repayments of convertible notes payable and loans payable of $750,000 and $1,763,009, respectively.

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

Computer equipment	3 years
Furniture and fixtures	3 years
Office equipment	4 years
Warehouse equipment	5 years
Demo Devices	4 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2023
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$979,000	$—	$—	$979,000

February 28, 2022
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$479,500	$—	$—	$479,500
Derivative liability – conversion features pursuant to convertible notes payable	$7,587	$—	$—	$7,587

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-36 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From October 31, 2019 through April 28, 2023, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and LJ Soldinger & Associates LLC (“LJ Soldinger”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 28, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; management is dominated by a single individual; use of the inappropriate methodology of allocating proceeds in certain debt transactions and the expensing timing of the related debt discount; use of inappropriate fair values in certain preferred stock issuances and settlements. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2023.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the year ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Steven Reinharz (1)	48	Chief Executive Officer, Secretary and Director (2)
Anthony Brenz	62	Chief Financial Officer

__________

(1)	Director as of March 2, 2021
(2)	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

Biographical information concerning our director and executive officers listed above is set forth below.

Steven Reinharz. RAD was founded by Mr. Reinharz in July of 2016, and he has been continuously employed by RAD and its affiliated companies since that time. He is the holder of a majority of our capital stock. Mr. Reinharz has served as a member of the Board of Directors since March 2, 2021 and as our Chief Executive Officer, Chief Financial Officer, and Secretary of the Company since March 2, 2021 and resigned as our Chief Financial Officer as of April 26, 2021 upon Anthony Brenz’s appointment as our Chief Financial Officer. As our Chief Executive Officer and President of RAD, Mr. Reinharz leverages his extensive knowledge and interest in robotics and artificial intelligence to design and develop robotic solutions that increase business efficiency and deliver immediate and impressive cost savings. Mr. Reinharz is an active voice in both the security and artificial intelligence industries. He started and ran his own security integration company from the age of 24 to 31, becoming one of California’s leading system integrators. Mr. Reinharz later was part of a team that successfully sold an integrator to a global security firm for $42 million and has held various other security industry roles. Mr. Reinharz speaks and contributes to panels at ISC East and West, and ASIS. Mr. Reinharz is a leading member of several industry association committees, mostly through the Security Industry Association. Mr. Reinharz has called Orange County, California home since 1995, having grown up in Montreal and Toronto. He earned a dual Bachelor of Science degree in Political Science and Commercial Studies.

Anthony Brenz was appointed as our Chief Financial Officer on April 26, 2021. He is an accomplished senior financial and operational executive for over 20 years of experience in finance and operations, including corporate strategy, procurement and supply chain, human resources, and customer service. From April 2018 to December 2020, Anthony Brenz was the Vice President/Director Finance of AirBoss Flexible Products Company. From September 2014 to April 2018, he was the Chief Financial Officer/Vice President of Finance of Thomson Aerospace and Defense (a Parker Meggitt Company). From August 2012 to September 2014, he was the Vice President/Director of Finance of M B Aeospace US Holdings, Inc. Anthony Brenz received a Bachelor of Accountancy from Walsh College in Troy Michigan in 1989 and has been licensed as a Certified Public Accountant in Michigan since 1989.

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

Director Compensation

Apart from a settlement paid upon Mr. Parsons resignation on June 22, 2021 totaling $265,700 no other compensation was paid for his services as a director. We reimburse our directors for all reasonable ordinary and necessary business-related expenses, but we did not pay any other director’s fees or any other cash compensation for services rendered as a director during the years ended February 28, 2023 and February 28, 2022 to any of the individuals serving on our Board during that period.

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

2023 AND 2022 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary or Fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Reinharz	2023	300,000	280,908	499,500	—	—	—	—	1,080,408
Chief Executive Officer, Chief Financial Officer, Secretary (1)	2022	240,000	1,429,328	1,979,500	69,350	—	—	—	3,718,178

Anthony Brenz	2023	190,000	1,500	—	—	—	—	—	191,500
Chief Financial Officer (1)	2022	155,928	6,000	—	—	—	—	—	161,928

__________

(1)	Steven Reinharz was appointed Chief Executive Officer, Chief Financial Officer and Secretary on March 2, 2021.Mr.Reinharz ceased being Chief Financial Officer on June 24, 2021 and on that date appointed Anthony Brenz as Chief Financial Officer

Employment Agreements

On March 1, 2021, Mr. Parsons entered into a consulting agreement with us whereby he would provide services for a three-year term. The consulting agreement sets his annual compensation as $96,000 for the first year, $108,000 for the second year, and $120,000 for the third year. On June 22, 2021, Mr. Garett Parsons submitted his resignation as our director effective as of June 22, 2021 as a result of personal reasons. In connection with the resignation of Mr. Parsons, we and Mr. Parsons entered into a resignation letter agreement which cancels the previous consulting agreement. Pursuant to the terms of this letter, Mr. Parsons will receive, among other things, a lump sum payment equal to $265,700 which was paid in June 2021.This payment was a settlement as director of the company and not included as executive compensation above.

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

The fair value of the first two awards was obtained through the use of the Monte Carlo method was $69,350 with a charge to stock- based compensation and a corresponding charge to paid in capital. The fair value of the remaining rewards was determined by calculating the vesting amounts of each reward and then determining for each reporting period the requisite service rendered and applying that against the cash redemption value of the number of shares of Series G issuable for each tier in the agreement. For the period ended February 28, 2023 that amount totaled $499,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. For the period ended February 28, 2022 that amount totaled $1,979,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. With the achievement of objectives 3,4,5 and 8 of the equity awards described above the CEO was granted 1,500 Series G Preferred shares which were redeemed in the reporting period for $1,500,000 in cash. As part of the grant, the Company is responsible for grossing up the award value and has accrued additional compensation for the estimated taxes to be paid by the executive.

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

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for Mr. Reinharz and Mr Brenz, our sole executive officers outstanding as of February 28, 2023:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven Reinharz	0	10,000,000	10,000,000	$0.15	April 9, 2024	0	0	770.5	$770,500
Steven Reinharz	0	30,000,000	30,000,000	$0.25	April 9, 2024
Anthony Brenz	0	0	4,500,000	$0.02	Sept. 1, 2027	4,500,000	$26,550	0	0

On April 14, 2021, the Shareholders of Series E Preferred Stock and the Board of Directors of our Company (“Board”) approved and adopted the 2021 Incentive Stock Plan (the “2021 Plan”). On August 11, 2022 the Company amended the 2021 Plan increasing the maximum number of shares applicable to the 2021 Plan from 5,000,000 to 100,000,000.

The purpose of the 2021 Plan is to promote the success of the Company by authorizing incentive awards to retain Directors, executives, selected Employees and Consultants, and reward participants for making major contributions to the success of the Company. The 2021 Plan authorizes the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and stock awards. A total of one hundred million (100,000,000) shares of common stock may be issued under the 2021 Plan. All awards under the 2021 Plan, whether vested or unvested, are subject to the terms of any recoupment, clawback or similar policy of the Company in effect from time to time, as well as any similar provisions of applicable law, which could in certain circumstances require repayment or forfeiture of awards or any shares of stock or other cash or property received with respect to the awards, including any value received from a disposition of the shares acquired upon payment of the awards. The 2021 Plan will be administered by the Board or any Committee authorized by the Board, if applicable, which will have the sole authority to, among other things: construe and interpret the 2021 Plan; make rules and regulations relating to the administration of the 2021 Plan; select participants; and establish the terms and conditions of awards, all in accordance with the terms of the 2021 Plan. The 2021 Plan will remain in effect until April 14, 2031, unless sooner terminated by the Board. Termination will not affect awards then outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At May 31, 2023, we had 6,117,570,789 shares of Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of May 3, 2023, and reflects:

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

	Amount and Nature of	Percent of
Name	Beneficial Ownership (1)	Common Stock (2)

Named Executive Officers and Directors:
Steven Reinharz (3)	20,414,041,490	74.99%
Anthony Brenz	0	0
Mark Folmer	0	0

All executive officers and directors as a group (3 persons)	20,414,041,490	74.99%

5% Shareholders:
Steven Reinharz	20,414,041,490	74.99%

__________

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of May 31, 2023 6,117,570,789 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 6,117,570,789 shares of the Company’s common stock issued and outstanding as of May 31, 2023.

(3)	Steve Reinharz is a director and the Company’s Chief Executive Officer, Chief Financial Officer and Secretary as well as the CEO of RAD and is the holder of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock. If Mr. Reinharz converted the 2,450 shares of the Company’s Series F Convertible Preferred Stock, he would receive 20,414,041,490 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holders of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for its consideration.

For the years ended February 28, 2023 and February 28, 2021, the Company made net repayments of $0 and $803,394, respectively, to its loan payable-related party. At February 28, 2023, the loan payable-related party was $206,516 and $193,556 at February 28, 2022. As of February 28, 2023, included in the balance due to the related party is $108,000 of deferred salary all of which bears interest at 12%. At February 28, 2023 there was $108,000 of deferred salary with $90,000 bearing interest at 12%. The accrued interest included at February 28, 2023 was $15,660 (2022- $2,700).

During the year ended February 28, 2023 pursuant to the amended Employment Agreement with its Chief Executive Officer the Company accrued $499,500 as incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. At February 28, 2023, the balance of incentive compensation plan payable was $979,000 (2022-$479,500). This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share.

During the year ended February 28, 2022, pursuant to the amended Employment Agreement with its Chief Executive Officer, the Company issued 1,500 shares of Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share and recorded $1,500,000 of stock based compensation. The Company redeemed these shares for $1,500,000 and accrued $479,500 as incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met.

During the years ended February 28, 2023 and February 28, 2022, the Company was charged $3,578,981 and $2,258,819, respectively in consulting fees for research and development to a company partially owned by a principal shareholder. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 31, 2019 the Board of Directors of the Company approved and ratified the engagement (“Engagement”) of LJ Soldinger & Associates LLC (“LJ Soldinger”) as the Company’s new independent registered public accounting firm..

The following table shows the fees that were billed for the audit and other services provided by LJ Soldinger for the fiscal years ended February 28, 2023 and 2022.

2022
Audit Fees	$298,698
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$298,698

2021
Audit Fees	$275,000
Audit-Related Fees	15,000
Tax Fees	—
All Other Fees	—
Total	$290,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the Index to Financial Statements and Financial Statement Schedules on page F-1 and included on pages F-2 through F-36.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit No.	Description of Document
2.1	Stock Purchase Agreement, dated August 28, 2017, by and among the registrant, Steve Reinharz and Robotic Assistance Devices Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on August 31, 2017).

3.1	Articles of Incorporation of the registrant filed with the Nevada Secretary of State on September 8, 2014. (incorporated by reference to Exhibit 3.1 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.2	Plan and Agreement of Merger of Artificial Intelligence Technology Solutions Inc. (a Florida corporation) and Artificial Intelligence Technology Solutions Inc. (a Nevada corporation). (incorporated by reference to Exhibit 3.2 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.3	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

3.4	Certificate of Designations filed with the Nevada Secretary of State on February 8, 2017. (incorporated by reference to Exhibit 3.4 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.5	Certificate of Designations filed with the Nevada Secretary of State on May 3, 2017. (incorporated by reference to Exhibit 3.5 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

3.6	Amendment to Certificate of Designations filed with the Nevada Secretary of State on May 3, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on May 12, 2017).

10.1	Preferred Stock Purchase Agreement dated January 31, 2017 and entered into between the Company and Capital Venture Holdings LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s transition report on Form 10-KT filed with the Commission on March 12, 2018).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-168530), filed with the Commission on August 4, 2010).

21.1	List of Subsidiaries. *

23.1	Consent of Independent Registered Public Accounting Firm for Form S-3 (333-259260). *

23.2	Consent of Independent Registered Public Accounting Firm for Form S-1 (333-271031). *

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer. *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer. *

32.1	Section 1350 Certification of principal executive officer. *

32.2	Section 1350 Certification of principal financial and accounting officer. *

99.1	Insider Trading Policy. (incorporated by reference to Exhibit 99.1 to the registrant’s annual report on Form 10-K filed with the Commission on May 28, 2021).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

__________

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: June 14, 2023	By:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer

Date: June 14, 2023	By:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Reinharz	President, Chief Executive Officer and Director (principal executive officer)	June 14, 2023
Steven Reinharz

/s/ Anthony Brenz	Chief Financial Officer (principal financial and accounting officer)	June 14, 2023
Anthony Brenz

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Artificial Intelligence Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artificial Intelligence Technology Solutions, Inc. and subsidiaries (the “Company”) as of February 28, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two years ended February 28, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two years ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1, which includes management’s plans in regards to this uncertainty, the Company had a net loss of approximately $18 million, an accumulated deficit of approximately $112 million and stockholders’ deficit of approximately $32 million as of and for the year ended February 28, 2023, and therefore there is substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

June 14, 2023

We have served as the Company’s auditor since 2019.

PCAOB Audit ID: 318

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2023	February 28, 2022
ASSETS
Current assets:
Cash	$939,759	$4,648,146
Accounts receivable, net	265,024	429,469
Device parts inventory, net	1,637,899	1,530,657
Prepaid expenses and deposits	596,310	442,164
Total current assets	3,438,992	7,050,436
Operating lease asset	1,208,440	1,331,605
Revenue earning devices, net of accumulated depreciation of $778,839 and $434,661, respectively	1,235,219	709,063
Fixed assets, net of accumulated depreciation of $182,002 and $49,065, respectively	315,888	137,952
Trademarks	27,080	28,723
Investment at cost	50,000	—
Security deposit	21,239	21,239
Total assets	$6,296,858	$9,279,018
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,343,379	$968,853
Advances payable- related party	1,594	1,594
Customer deposits	9,900	10,000
Current operating lease liability	248,670	254,027
Current portion of deferred variable payment obligation	542,177	325,600
Current portion of convertible notes payable, net of discount of $0 and $0, respectively	—	3,500
Loan payable - related party	206,516	193,556
Incentive compensation plan payable	979,000	479,500
Current portion of loans payable, net of discount of $1,651,597 and $14,745	9,918,389	1,004,708
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	2,761,446	1,260,271
Derivative liability	—	7,587
Total current liabilities	16,049,593	4,547,718
Non-current operating lease liability	950,541	1,057,579
Loans payable, net of discount of $4,130,291 and $4,905,076, respectively	15,554,069	20,309,069
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	3,060,656	1,816,009
Total liabilities	38,139,859	30,255,375

Commitments and Contingencies
Stockholders' deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at February 28, 2023 and February 28, 2022, respectively	—	—
Series G Convertible Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at February 28, 2023 and February 28, 2022, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,533 and 2,532 shares issued and outstanding, respectively	2,533	2,532
Common Stock, $0.00001 par value; 7,225,000,000 shares authorized 5,848,741,599 and 4,735,210,360 shares issued, issuable and outstanding, respectively	58,489	47,353
Additional paid-in capital	80,247,252	73,015,576
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(112,253,711)	(94,144,254)
Total stockholders' deficit	(31,843,001)	(20,976,357)
Total liabilities and stockholders' deficit	$6,296,858	$9,279,018

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2023	Year Ended February 28, 2022

Revenues	$1,331,956	$1,447,109

Cost of Goods Sold	678,073	472,926

Gross Profit	653,883	974,183

Operating expenses:
Research and development	3,625,468	2,961,394
General and administrative	8,980,709	10,905,129
Depreciation and amortization	478,115	232,886
Operating lease cost and rent	260,271	275,785
(Gain) loss on disposal of fixed assets	—	(29,125)
Total operating expenses	13,344,563	14,346,069

Loss from operations	(12,690,680)	(13,371,886)

Other income (expense), net:
Change in fair value of derivative liabilities	3,595	372,214
Interest expense	(5,426,364)	(16,129,499)
Gain (loss) on settlement of debt	3,992	(33,068,313)
Total other income (expense), net	(5,418,777)	(48,825,598)

Net Loss	$(18,109,457)	$(62,197,484)

Net loss per share - basic	$(0.00)	$(0.02)

Net loss per share - diluted	$(0.00)	$(0.02)

Weighted average common share outstanding - basic	5,091,857,082	4,029,658,082

Weighted average common share outstanding - diluted	5,091,857,082	4,029,658,082

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022

	Series E		Series F		Series G				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2021	4,350,000	4,350	2,799	176,869	—	$—	3,229,426,884	$32,294	$16,764,554	$(31,521,754)	$(14,543,687)
Cancellation of Series E Shares	(1,000,000)	(1,000)	—	—	—	—	—	—	1,000	—	—
Series F Preferred Shares issued with amendment agreement	—	—	40	40	—	—	—	—	3,244,700	—	3,244,740
Series F Preferred Shares Warrants issued with amendment agreement	—	—	—	—	—	—	—	—	29,770,474	—	29,770,474
Series F Preferred Shares cancelled in exchange for promissory notes	—	—	(83)	(83)	—	—	—	—	(6,732,752)	—	(6,732,835)
Series F preferred shares issued on exercise of warrants	—	—	38	38	—	—	—	—	(38)	—	—
Series F Preferred Shares converted to common shares	—	—	(78)	(78)	—	—	316,345,998	3,164	(3,086)	—	—
Redemption of 19 Issuable Series F shares	—	—	—	(74,984)	—	—	—	—	—	(425,016)	(500,000)
Exchange of Series F Preferred Shares for debt	—	—	(184)	(184)	—	—	—	—	(3,999,976)	—	(4,000,160)
Issuance of Series G preferred as equity awards per employment agreement	—	—	—	—	1,500	1,500,000	—	—	—	—	1,500,000
Redemption of Series G shares as compensation payment	—	—	—	—	(1,500)	(1,500,000)	—	—	—	—	(1,500,000)
Adjustment to derivative liability	—	—	—	—	—	—	—	—	422,272	—	422,272
Common stock issued for debt conversion	—	—	—	—	—	—	31,042,436	310	898,395	—	898,705
Exercise of warrants	—	—	—	—	—	—	300,251,561	3,003	(3,003)	—	—
Exchange of debt for common shares	—	—	—	—	—	—	116,104,232	1,161	6,454,235	—	6,455,396
Stock based compensation on issuable shares	—	—	—	—	—	—	2,100,000	21	109,179	—	109,200
Issuance of shares, net of $253,811 issuance costs	—	—	—	—	—	—	645,168,473	6,452	12,515,480	—	12,521,932
Cashless exercise of 100,000,000 warrants	—	—	—	—	—	—	94,770,776	948	(948)	—	—
Relative fair value of warrants issued with debt	—	—	—	—	—	—	—	—	3,319,816	—	3,319,816
Warrants issued as part of debt	—	—	—	—	—	—	—	—	4,749,006	—	4,749,006
Warrants as issuance cost	—	—	—	—	—	—	—	—	21,918	—	21,918
Warrants as consideration for debt extensions	—	—	—	—	—	—	—	—	5,415,000	—	5,415,000
Stock based compensation	—	—	—	—	—	—	—	—	69,350	—	69,350
Net income	—	—	—	—	—	—	—	—	—	(62,197,484)	(62,197,484)
Balance at February 28, 2022	3,350,000	$3,350	2,532	$101,618	—	$—	4,735,210,360	$47,353	$73,015,576	$(94,144,254)	$(20,976,357)

	Series E		Series F		Series G				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2022	3,350,000	3,350	2,532	101,618	—	$—	4,735,210,360	$47,353	$73,015,576	$(94,144,254)	$(20,976,357)
Issuance of shares net of $447,858 issuance costs	—	—	—	—	—	—	1,057,841,576	10,579	7,760,590	—	7,771,169
Cashless exercise of 108,378,210 warrants	—	—	—	—	—	—	45,306,557	453	(453)	—	—
Penalty shares issued pursuant to a share purchase agreement	—	—	—	—	—	—	17,500,000	175	(175)	—	—
Relative fair value of Series F warrants issued with debt	—	—	1	1	—	—	—	—	1,201,127	—	1,201,128
Relative fair value of warrants issued with debt	—	—	—	—	—	—	—	—	990,467	—	990,467
Fair value of 955,000,000 warrants cancelled for debt issuance	—	—	—	—	—	—	—	—	(2,960,500)	—	(2,960,500)
Shares issued for services	—	—	—	—	—	—	10,000,000	100	118,400	—	118,500
Cancelled shares	—	—	—	—	—	—	(17,116,894)	(171)	171	—	—
Stock based compensation - employee stock option plan	—	—	—	—	—	—	—	—	122,050	—	122,050
Rounding	—	—	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	—	—	—	(18,109,457)	(18,109,457)
Balance at February 28, 2023	3,350,000	$3,350	2,533	$101,619	—	$—	5,848,741,599	$58,489	$80,247,252	$(112,253,711)	$(31,843,001)

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2023	Year Ended February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,109,457)	$(62,197,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478,115	232,886
Inventory provision	130,000	65,000
(Gain) loss on disposal of fixed assets	—	(29,125)
Bad debts expense	45,110	9,022
Revenue earning device sold and expensed in cost of sales	—	3,410
Reduction of right of use asset	112,396	110,148
Accretion of lease liability	141,631	122,930
Stock based compensation	740,050	2,158,050
Interest expense related to the issuance of warrants for debt extensions	—	5,415,000
Interest expense related to penalties from debt defaults	—	—
Change in fair value of derivative liabilities	(3,595)	(372,214)
Amortization of debt discounts	1,980,033	7,597,242
(Gain) loss on settlement of debt	(3,992)	33,068,313
Increase (decrease) in related party accrued payroll and interest	12,960	264,331
Changes in operating assets and liabilities:
Accounts receivable	119,335	(339,947)
Prepaid expenses	(141,734)	(442,164)
Deposit on right of use asset	—	(19,999)
Device parts inventory	(1,161,047)	(2,191,571)
Accounts payable and accrued expenses	374,529	(596,615)
Accrued expense, related party	—	(167,187)
Customer deposits	(100)	(500)
Operating lease liability payments	(254,028)	(233,078)
Balance owed WeSecure	—	(122,000)
Current portion of deferred variable payment obligations for Payments	216577	234,013
Accrued interest payable	2,745,822	2,606,097
Net cash used in operating activities	(12,577,395)	(14,825,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(258,402)	(115,493)
Purchase of investment	(50,000)	—
Acquisition of trademarks	—	(26,327)
Cash paid for security deposit	—	(17,380)
Proceeds on disposal of fixed assets	—	30,000
Net cash used in investing activities	(308,402)	(129,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	7,771,169	12,521,932
Proceeds from convertible notes payable	619,250
Repayment of convertible debt	(750,000)	(65,000)
Proceeds from loans payable	3,300,000	9,426,146
Repayment of loans payable	(1,763,009)	(516,314)
Series G preferred shares redeemed as payment on incentive plan payable	—	(1,500,000)
Dividend upon redemption of cancelled issuable Series F shares	—	(500,000)
Net borrowings(repayments) on loan payable - related party	—	(808,394)
Net cash provided by financing activities	9,177,410	18,558,370

Net change in cash	(3,708,387)	3,603,728

Cash, beginning of period	4,648,146	1,044,418

Cash, end of period	$939,759	$4,648,146

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$451,192	$225,003
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Right of use asset for lease liability	$—	$1,374,002
Transfer from device parts inventory to fixed assets	$932,805	$659,985
Conversion of convertible notes and interest to shares of common stock	$—	$898,705
Release of derivative liability on conversion of convertible notes payable	$—	$422,272
Derivative debt discount on revaluation of loan amendment	$—	$438,835
Exchange of notes payable for Series F preferred shares	$—	$6,732,835
Discount applied to face value of loans	$1,797,645	$6,162,945
Warrants issued as part of debt issuance	$—	$8,068,822
Exchange of warrants for debt	$3,000,000	$—
Refund on abandoned trademarks	$1,643	$—
Penalty shares pursuant to a share purchase agreement	$171	$—
Exercise of warrants	$453	$3,951
Series F preferred shares issued for debt	$—	$4,000,160
Cancellation of Series E preferred shares	$—	$1,000
Issuance of Series G preferred shares as payment on incentive plan payable	$—	$1,500,000
Series F preferred shares converted to common shares	$—	$3,086
Series F preferred shares issued on exercise of warrants	$—	$38

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

For the year ended February 28, 2023, the Company had negative cash flow from operating activities of $12,577,395. As of February 28, 2023 the Company has an accumulated deficit of $112,253,711 and negative working capital of $12,610,601. Management does not anticipate having positive cash flow from operations in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay all its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business. At the same time management points to its successful history with maintaining Company operations and reminds all with  reasonable confidence this will continue. Management has plans to address the Company’s financial situation as follows:

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In March 2023, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period.   In March and April the Company reduced personnel that were working on far-future solutions as well as other department reductions. Combined with other cost cutting measures management estimates it reduced the monthly expense burn by $ 200,000 - $ 300,000 with little impact on short and medium term operations. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways : growing revenues ,equity proceeds and non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

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

Concentrations

Loans payable

At February 28, 2023 there were $31,254,345 of loans payable, $26,540,506 or 85% of these loans to companies controlled by one individual. At February 28, 2022 there were $26,233,598 of loans payable $21,709,459 or 83% of these loans to companies controlled by the same individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for credit losses. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $39,000 and $33,890 provided as of February 28, 2023 and February 28, 2022, respectively. For the year ended February 28, 2023 , two customers account for 48% of total accounts receivable . For the year ended February 28, 2022 , three customers account for 63% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. At February 28, 2023 and at February 28, 2022 there was a valuation reserve of $195,000 and $65,000, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Computer equipment	3 years
Furniture and fixtures	3 years
Office equipment	4 years
Warehouse equipment	5 years
Demo Devices	4 years
Vehicles	3 years
Leasehold improvements	5 years, the life of the lease

The Company periodically evaluates the fair value of fixed assets whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in income.

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2023 and February 28, 2022, the Company had no deferred development costs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.. For the year ended February 28, 2023 , two customers accounted for 45% of total revenue (2022- 43%).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 28, 2023
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$979,000	$—	$—	$979,000

February 28, 2022
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$479,500	$—	$—	$479,500
Derivative liability – conversion features pursuant to convertible notes payable	$7,587	$—	$—	$7,587

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended February 28, 2023	Year Ended February 28, 2022
Device rental activities	$754,126	$592,401
Direct sales of goods and services	577,830	854,708
	$1,331,956	$1,447,109

 4. LEASES

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

Below is a summary of our lease assets and liabilities at February 28, 2023 and February 28, 2022.

Leases	Classification	February 28, 2023	February 28, 2022
Assets
Operating	Operating Lease Assets	$1,208,440	$1,331,605
Liabilities
Current
Operating	Current Operating Lease Liability	$248,670	$254,027
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	950,541	1,057,579
Total lease liabilities		$1,199,211	$1,311,606

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

Operating lease cost and rent was $260,271 and $275,785 for both the twelve months ended February 28, 2023 and February 28, 2022, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT

On December 23, 2022 the Company entered into a Simple Agreement for Future Equity (SAFE) contract to invest $50,000 to acquire shares of a company’s capital stock at a discount.

6. REVENUE EARNING ROBOTS

Revenue earning robots consisted of the following:

	February 28, 2022	February 28, 2021
Revenue earning devices	$2,015,058	$1,143,724
Less: Accumulated depreciation	(779,839)	(434,661)
	$1,235,219	$709,063

During the year ended February 28, 2023, the Company made total additions to revenue earning devices of $871,334 which was transferred from inventory. During the year ended February 28, 2022, the Company made total additions to revenue earning devices of $647,116 including $647,116 in inventory transfers. During the year ended February 28, 2022, the company disposed of a revenue earning device having a net book value of $3,255 for revenues of $30,600 and included the $3,255 in cost of goods sold.

Depreciation expense for these devices was $345,178 and $208,510 for the years ended February 28, 2023 and February 28, 2022, respectively.

7. FIXED ASSETS

Fixed assets consisted of the following:

	February 28, 2023	February 28, 2022
Automobile	$101,680	$101,680
Demo devices	69,010	16,539
Tooling	101,322	—
Machinery and equipment	8,825	—
Computer equipment	150,387	36,742
Office equipment	15,312	15,312
Furniture and fixtures	21,225	—
Warehouse equipment	14,561	11,415
Leasehold improvements	15,568	5,329
	497,890	187,017
Less: Accumulated depreciation	(182,002)	(49,065)
	$315,888	$137,952

During the year ended February 28, 2023, the Company made additions to fixed assets of $258,402 and also additions through inventory transfers of $52,471.

During the year ended February 28, 2022, the Company made additions to fixed assets of $115,493, additions through inventory transfers of $12,868 and the Company sold a vehicle having a net book value of $875 for fair value proceeds of $30,000 and recorded a gain on disposal of fixed assets of $29,125.

Depreciation expense was $132,937 and $24,376 for the years ended February 28, 2023 and February 28, 2022, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments. As of March 1, 2021 as a result of the amendment with the first investor noted below. This aggregate asset disposition % was reduced from 43.77 % to 33.77%

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. As of February 28, 2023, the Company has accrued approximately $542,1777 in Payments, of which $325,600 is in arrears. As of February 28, 2022, the Company has accrued approximately $325,600 in Payments, of which $90,300 is in arrears. No notices have been received by the Company.

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of February 28, 2023, and February 28, 2022, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the years ended February 28, 2023 and February 28, 2022, the Company has received $0 related to the deferred payment obligation as the balance remains $2,525,000 at both February 28, 2023 and February 28, 2022.

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

				Balance	Balance
		Interest	Conversion	February 28,	February 28,
Issued	Maturity	Rate	Rate per Share	2023	2022
July 18, 2016	July 18, 2017*	8%	$0.003(1)	$—	$3,500
August 9, 2022	August 9, 2023	12%	$0.009(2)	—	—
				$—	$3,500

(Less): current portion of convertible notes payable				—	(3,500)
(Less): discount on noncurrent convertible notes payable				—	—
Noncurrent convertible notes payable, net of discount				$—	$—

Current portion of convertible notes payable				$—	$3,500
(Less): discount on current portion of convertible notes payable				—	—
Current portion of convertible notes payable, net of discount				$—	$3,500

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

__________
*	This note was in default as of February 28, 2022. Default interest rate 22%
(1)	The conversion price was not subject to adjustment from forward or reverse stock splits. Effective in August 2022 this note (and accrued interest) was no longer convertible.
(2)	Subject to adjustment for dilutive issuances

During the years ended February 28, 2023 and February 28, 2022, the Company incurred original issue discounts of $75,000 and $0, respectively, and debt discounts (and relative fair value debt discounts) from derivative liabilities of $$393,949 and $438,835, respectively, related to both new and re-valued convertible notes payable. These amounts are included in discounts on convertible notes payable and are being amortized to interest expense over the life of the convertible notes payable. During the years ended February 28, 2023 and February 28, 2022, the Company recognized interest expense related to the amortization of debt discount of $524,699 and $775,986, respectively.

All the notes above are unsecured. As of February 28, 2023, the Company had total accrued interest payable of $28,104, all of which is classified as current. As of February 28, 2022, the Company had total accrued interest payable of $28,104, all of which is classified as current. See description below for details of the convertible notes issued during the years ended February 28, 2022 and February 28, 2021.

Convertible notes issued

During the year ended February 28, 2023, the Company had the following convertible note activity:

●	The Company transferred the above July 18, 2016 $3,500 note to loans payable as the note was no longer convertible. This was a result of an SEC action against the debt holder who was also a common stockholder.

●	On August 9, 2022 the Company entered into a new convertible note for $750,000 with a one year maturity, interest rate of 12%, with a warrant (Warrant 1) to purchase 47,000,000 common shares with a five year maturity and an exercise price of $0.01, and an additional warrant (Warrant 2) to purchase 47,000,000 common shares with a five year maturity and an exercise price of $0.008 to be cancelled and extinguished if the note balance is $375,000 or less by February 9. 2023. The Company received $619,250 in cash proceeds, recorded an original issue discount of $75,000, recognized $393,949 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $55,750. The discount is amortized over the term of the loan. This note and related accrued interest have been fully repaid at February 28, 2023.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS

For the years ended February 28, 2023 and February 28, 2022, the Company made net repayments of $0 and $803,394, respectively, to its loan payable-related party. At February 28, 2023, the loan payable-related party was $206,516 and $193,556 at February 28, 2022. As of February 28, 2023, included in the balance due to the related party is $108,000 of deferred salary all of which bears interest at 12%. At February 28, 2023 there was $108,000 of deferred salary with $90,000 bearing interest at 12%. The accrued interest included at February 28, 2023 was $15,660 (2022- $2,700).

During the year ended February 28, 2023 pursuant to the amended Employment Agreement with its Chief Executive Officer the Company accrued $499,500 as incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. At February 28, 2023, the balance of incentive compensation plan payable was $979,000 (2022-$479,500). This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share.

During the year ended February 28, 2022, pursuant to the amended Employment Agreement with its Chief Executive Officer, the Company issued 1,500 shares of Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share and recorded $1,500,000 of stock based compensation. The Company redeemed these shares for $1,500,000 and accrued $479,500 as incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met.

During the years ended February 28, 2023 and February 28, 2022, the Company was charged $3,578,981 and $2,258,819, respectively in consulting fees for research and development to a company partially owned by a principal shareholder. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects.

11. OTHER DEBT – VEHICLE LOANS

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2023 and February 29, 2022. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2023 and February 28, 2022. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of February 28, 2023 and February 28, 2022, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. LOANS PAYABLE

Loans payable at February 28, 2023 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(35) *	$3,500	22%
June 11, 2018	June 11, 2019	Promissory note	(2) (#)	—	25%
January 31, 2019	June 30, 2019	Promissory note	(1) (#)	—	15%
May 9, 2019	June 30, 2019	Promissory note	(3) (#)	—	15%
May 31, 2019	June 30, 2019	Promissory note	(4) (#)	—	15%
June 26, 2019	June 26, 2020	Promissory note	(5) (#)	—	15%
September 24, 2019	June 24, 2020	Promissory note	(6) (#)	—	15%
January 30, 2020	January 30, 2021	Promissory note	(7) (#)	—	15%
February 27, 2020	February 27, 2021	Promissory note	(8) (#)	—	15%
April 16, 2020	April 16, 2021	Promissory note	(9) (#)	—	15%
May 12, 2020	May 12, 2021	Promissory note	(11) (#)	—	15%
May 22, 2020	May 22, 2021	Promissory note	(12) (#)	—	15%
June 2, 2020	June 2, 2021	Promissory note	(13) (#)	—	15%
June 9, 2020	June 9, 2021	Promissory note	(14) (#)	—	15%
June 12, 2020	June 12, 2021	Promissory note	(15) (#)	—	15%
June 16, 2020	June 16, 2021	Promissory note	(16) (#)	—	15%
September 15, 2020	September 15, 2022	Promissory note	(17) (#)	—	10%
October 6, 2020	March 6, 2023	Promissory note	(18) (#)	—	12%
November 12, 2020	November 12, 2023	Promissory note	(19) (#)	—	12%
November 23, 2020	October 23, 2022	Promissory note	(20) (#)	—	15.5%
November 23, 2020	November 23, 2023	Promissory note	(21) (#)	—	15%
December 10, 2020	December 10, 2023	Promissory note	(22) (#)	—	12%
December 10, 2020	December 10, 2023	Promissory note	(23)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(24)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(25)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(26)	310,375	12%
December 30, 2020	December 30, 2023	Promissory note	(27)	350,000	12%
December 31, 2021	December 31, 2024	Promissory note	(28)	25,000	12%
December 31, 2021	December 31, 2024	Promissory note	(29)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(30)	550,000	12%
February 22, 2021	February 22, 2024	Promissory note	(31)	1,650,000	12%
March 1, 2021	March 1, 2024	Promissory note	(10)	6,000,000	12%
June 8, 2021	June 8, 2024	Promissory note	(32)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(33)	3,884,360	7%
September 14, 2021	September 14, 2024	Promissory note	(34)	1,650,000	12%
July 28, 2022	July 28, 2023	Promissory note	(36)	170,000	15%
August 30, 2022	August 30,2024	Promissory note	(38)	3,000,000	15%
September 7, 2022	September 7, 2023	Promissory note	(37)	400,000	15%
September 8, 2022	September 8, 2023	Promissory note	(39)	475,000	15%
October 13, 2022	October 13, 2023	Promissory note	(40)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(41)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(41)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(41)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(41)	400,000	15%
January 11, 2023	October 31,2026	Promissory note	(41)	400,000	15%
February 6, 2023	October 31,2026	Promissory note	(41)	400,000	15%
				$31,254,346

Less: current portion of loans payable				(11,569,986)
Less: discount on non-current loans payable				(4,130,291)
Non-current loans payable, net of discount				$15,554,069

Current portion of loans payable				$11,569,986
Less: discount on current portion of loans payable				(1,651,597)
Current portion of loans payable, net of discount				$9,918,389

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

__________
*	In default. Default interest rate 22%

(#)	Loans with a principal balance of $1,661,953 along with associated accrued interest of $342,138 totaling $2,004,091 were paid in March 2022, with a remaining accrued liability of $62,979.

(1)	Original $78,432 note may be pre-payable at any time. The note balance includes 33% original issue discount of $25,882 at issuance. The loan and accrued interest were fully paid in March 2022.

(2)	Repayable in 12 monthly instalments of $4,562 commencing August 11, 2018 and secured by revenue earning devices having a net book value of at least $48,000. The loan and accrued interest were fully paid in March 2022.

(3)	Original $7,850 note may be pre-payable at any time. The note balance includes 33% original issue discount of $2,590 at issuance. The loan and accrued interest were fully paid in March 2022.

(4)	Original $86,567 note may be pre-payable at any time. The note balance includes 33% original issue discount of $28,567 at issuance. The loan and accrued interest were fully paid in March 2022.

(5)	Original $79,104 note may be pre-payable at any time. The note balance includes 33% original issue discount of $26,104 at issuance. The loan and accrued interest were fully paid in March 2022.

(6)	Original $12,000 note may be pre-payable at any time. The note balance includes an original issue discount of $3,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(7)	Original $11,000 note may be pre-payable at any time. The note balance includes an original issue discount of $2,450 at issuance. The loan and accrued interest were fully paid in March 2022.

(8)	Original $5,000 note may be pre-payable at any time. The note balance includes an original issue discount of $1,200 at issuance. The loan and accrued interest were fully paid in March 2022.

(9)	Original $13,000 note may be pre-payable at any time. The note balance includes an original issue discount of $3,850 at issuance. The loan and accrued interest were paid in March 2022.

(10)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. For both the years ended February 28, 2023, the Company recorded amortization expense of $0 with an unamortized discount of $0 at February 28, 2023. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(11)	Original $43,500 note may be pre-payable at any time. The note balance includes an original issue discount of $8,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(12)	Original $85,000 note may be pre-payable at any time. The note balance includes an original issue discount of $15,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(13)	Original $62,000 note may be pre-payable at any time. The note balance includes an original issue discount of $12,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(14)	Original $31,000 note may be pre-payable at any time. The note balance includes an original issue discount of $6,000 at issuance. The loan and accrued interest were fully paid in March 2022.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(15)	Original $50,000 note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(16)	Original $42,000 note may be pre-payable at any time. The note balance includes an original issue discount of $7,000 at issuance. The loan and accrued interest were fully paid in March 2022.

(17)	Original $300,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Interest payable monthly, principal due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The loan and accrued interest were fully paid in March 2022.

(18)	Original principal of $150,000 and interest repayable in 28 monthly instalments commencing December 6, 2020, the first 6 months at $2,000 per month, the remaining 22 payments at $ 8,500 per month. Secured by revenue earning devices. The loan and accrued interest were fully paid in March 2022.

(19)	Original $110,000 note may be pre-payable at any time. The note balance includes an original issue discount of $10,000 and was issued with a warrant to purchase 70,000,000 shares at an exercise price of $0.00165 per share, with a 3-year term and having a relative fair value of $41,176. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $41,176 with a corresponding adjustment to paid in capital. The loan and accrued interest were fully paid in March 2022.

(20)	Original principal of $65,000 and interest repayable in 21 monthly instalments of $4,060 commencing February 23, 2021. Secured by revenue earning devices. The loan and accrued interest were fully paid in March 2022.

(21)	Original $300,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000 and was issued with a warrant to purchase 230,000,000 shares at an exercise price of $0.00165 per share with a 3-year term and having a relative fair value of $125,814. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $125,814 with a corresponding adjustment to paid in capital for the relative value of the warrant. The loan and accrued interest were fully paid in March 2022.

(22)	Original $82,500 note may be pre-payable at any time. The note balance includes an original issue discount of 7,500 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.002 per share with a 3-year term and having a relative fair value of $54,545. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $54,545 with a corresponding adjustment to paid in capital for the relative value of the warrant. The loan and accrued interest were fully paid in March 2022.

(23)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(24)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(25)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(26)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(27)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the year ended February 28, 2023, the Company recorded amortization expense of $83,338, with an unamortized discount of $193,515 at February 28, 2023.

(28)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(29)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(30)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the year ended February 28, 2023, the Company recorded amortization expense of $127,897, respectively, with an unamortized discount of $239,336 at February 28, 2023.

(31)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the year ended February 28, 2023, the Company recorded amortization expense of $2,995,719, with an unamortized discount of $1,112,261 at February 28, 2023. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(32)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. For the year ended February 28, 2023, the Company recorded amortization expense of $455,527, with an unamortized discount of $794,218 at February 28, 2023. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022.

(33)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the year ended February 28, 2023 there was repayments $115,800 on the note.

(34)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. For the year ended February 28, 2023, the Company recorded amortization expense of $188,002, with an unamortized discount of $1,214,431 at February 28, 2023.

(35)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(36)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2023, the Company recorded amortization expense of $10,974, with an unamortized discount of $9,026 at February 28, 2023.

(37)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2023, the Company recorded amortization expense of $22,179 with an unamortized discount of $27,821 at February 28, 2023.

(38)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. For the year ended February 28, 2023, the Company recorded amortization expense of $8,632, with an unamortized discount of $30,868 at February 28, 2023.

(39)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2023, the Company recorded amortization expense of $38,271 with an unamortized discount of $32,909 at February 28, 2023.

(40)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s s present and after-acquired property. For the year ended February 28, 2023, the Company recorded amortization expense of $17,091 with an unamortized discount of $46,407 at February 28, 2023.

(41)

On October 28, 2022 the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each trance of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At November 30, 2022 the Company has issued 6 tranches as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. For the year ended February 28, 2023, the Company recorded amortization expense of $1,375 with an unamortized discount of $348,024 at February 28, 2023.

November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants e having a relative fair value of $299,750. For the year ended February 28, 2023, the Company recorded amortization expense of $1,312 with an unamortized discount of $348,438 at February 28, 2023.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants e having a relative fair value of $302,020. For the year ended February 28, 2023, the Company recorded amortization expense of $1,139 with an unamortized discount of $350,881 at February 28, 2023.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants e having a relative fair value of $299,959. For the year ended February 28, 2023, the Company recorded amortization expense of $2,143 with an unamortized discount of $347,815 at February 28, 2023.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants e having a relative fair value of $299,959. For the year ended February 28, 2023, the Company recorded amortization expense of $802 with an unamortized discount of $347,189 at February 28, 2023.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants e having a relative fair value of $299,959. For the year ended February 28, 2023, the Company recorded amortization expense of $100 with an unamortized discount of $348,426 at February 28, 2023.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. DERIVATIVE LIABILITIES

As of February 28, 2023, and February 28, 2022, the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and determined that it had a total derivative liability of $0, and $7,587, respectively. For the year ended February 28, 2023, the Company recorded a change in fair value of derivative liabilities of $0 and $3,595, respectively and a gain on settlement of debt (with a corresponding adjustment to derivative liabilities) of $0 and $3,992, respectively. For the year ended February 28, 2022, the Company recorded a change in fair value of derivative liabilities of $372,214 and a gain on settlement of debt (with a corresponding adjustment to derivative liabilities) of $81,228, respectively.

14. STOCKHOLDERS’ DEFICIT

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

Series F Convertible Preferred Stock

The board of directors has designated 4,350 shares of Series F Convertible Preferred Stock with a par value of $1.00 per share. As of the date of this report, there are 2,533 shares of Series F Convertible Preferred Stock outstanding. The Series F Convertible Preferred Stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis. So long as any shares of Series F Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

Series G Preferred Stock

The board of directors has designated 100,000 shares of Series G Preferred Stock. As of the date of this report, there are no shares of Series G Preferred Stock outstanding. The series G shares are redeemable at $1,000 per share The Series G preferred stock does not have voting rights, does not have rights upon liquidation of the Company and does not receive dividends.

Summary of Preferred Stock Activity

Series E Preferred Stock

During the year ended February 28, 2023 there was no Series E share activity.

During the year ended February 28, 2022 Series E shareholders had the following activity:

—	A shareholder cancelled 1,000,000 Class E shares. The company recorded an adjustment to paid in capital.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series F Preferred Shares

Each holder of Series F Convertible Preferred Shares may, at any time and from time to time convert all, but not less than all, of their shares into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis.

On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets.

Summary or Preferred Stock Activity

During the year ended February 28, 2023 Series F shareholders had the following activity:

—	1 Series F Preferred Share and a total of 366 Series F Preferred Stock Warrants issued along with debt to a lender.

During the year ended February 28, 2022 Series F shareholders had the following activity:

—	40 Series F Preferred Shares and a warrant to purchase 367 Series F Preferred Shares with a five-year term and an exercise price of $1.00 were issued to an investor in exchange for amending their deferred variable payment obligation agreement. The company attributed a fair value based on recent transactions for the Series F Preferred stock and warrants of $33,015,214 and recorded a loss on settlement of debt with a corresponding adjustment to paid in capital.

—	The warrant holder exercised the warrant in part to acquire 38 Series F Preferred Shares.

—	The shareholder above converted 78 Series F Preferred Shares into 316,345,908 common shares.

—	Two Series F Preferred shareholders exchanged 83 Series F Preferred Shares for two promissory notes on March 23, 2021. The notes are non-interest bearing, have a one-year maturity and total $7,546,775. These notes were subsequently exchanged on June 2, 2021 for a total of 116,104.232 common shares.

—	On July 12, 2021, the former director agreed to surrender his remaining 184 Series F preferred shares in exchange for a note payable from the Company of $4,000,160 bearing interest at 7% per annum with a 5 year term, maturing July 12, 2026.

—	On August 24, 2021the Series F preferred warrant holder agreed to not exercise his warrant privileges on his remaining 329 warrant shares before September 1, 2023.

Unissued Series F Preferred Stock

At both February 28, 2023 and February 28, 2022 there remains 46 issuable Series F preferred stock at a value of $99,086.

During the year ending February 28, 2022 the Company redeemed (through cancellation) 19 shares of issuable Series F preferred stock having a value of $ 74,984 for $500,000, with the difference of $425,016 recorded as a dividend. On October 28, 2022 as part of a $4,000,000 loan facility (described in Note 12) the Company extended the maturity date of the 329 existing Series F Preferred Warrants currently held by the lender to October 31, 2033 from October 31, 2026.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2022	329	$1.00	11.50
Issued	366	$1.00	10.00
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at February 28, 2023	695	$1.00	10.00

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series G Preferred Stock

During the year ended February 28, 2023 there was no Series G share activity.

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

Summary of Common Stock Activity

The Company increased authorized common shares from 5,000,000,000 to 6,000,000,000 on July 8, 2022 and again increased authorized common shares from 6,000,000,000 to 7,225,000,000 on March 19, 2023.

Summary of Common Stock Activity

During the year ended, February 28, 2023, common shareholders had the following activity:

—	the Company issued 1,057,841,576 common shares with gross proceeds of $8,21,027 and net proceeds of $7,771,169 after issuance costs of $447,858.

—	the Company issued 17,500,000 common shares as penalty to an investor pursuant to a share purchase agreement.

—	the Company issued 45,306,557 shares through the cashless exercise of 108,378,210 warrants.

—	the Company cancelled 17,116,894 shares as a result of an SEC enforcement action against a lender and issued 10,000,000 shares for $118,500 as payment for services.

During the year ending February 28, 2022, common shareholders had the following activity:

—	A Series F Preferred shareholder converted 78 Series F Preferred Shares for 316,345,998 common shares.

—	holders of certain convertible notes payable elected to convert a total of $825,000 of principal and $71,955 accrued interest, and $1,750 of fees into 31,042,436 shares of common stock.

—	in June 2021, lenders exchanged debt having a face value of $7,546,775 and a net book value of $6,894,099 for 116,104,232 common shares having a fair value of $6,455,396. A gain on settlement of debt of $438,703 was recorded.

—	the Company entered into an investor relations contract whereby 2,100,000 shares are issuable as of February 28, 2022. Stock based compensation of $109,200 was recorded in the period ended February 28, 2022.

—	the Company issued 645,168,473 common shares with gross proceeds of $13,108,624 and cash proceeds of $12,521,932 after issuance costs of $586,692

—	warrant holders exercised warrants to acquire 411,000,000 shares on a cashless basis for 395,022,447 common shares with a corresponding adjustment to paid in capital.

The table below represent the common shares issued, issuable and outstanding at February 28, 2023 and February 28, 2022:

Common shares	February 28, 2023	February 28, 2022
Issued	5,836,641,599	4,733,110,360
Issuable	12,100,000	2,100,000
Issued, issuable and outstanding	5,848,741,599	4,735,210,360

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Warrant and Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 29, 2021	619,523,492	$0.03	2.81
Issued	1,008,324,212	0.06	2.47
Exercised	(411,000,000)	0.06	1.70
Forfeited and cancelled	(2,043)	—	—
Outstanding at February 28, 2022	1,216,845,661	$0.06	2.38
Adjusted(1)	66,750,000	0.011	1.41
Issued	94,000,000	0.010	4.69
Exercised	(108,378,210)	(0.011)	2.44
Forfeited and cancelled	(955,000,000)	(0.008)	1.33
Outstanding at February 28, 2023	314,217,451	$0.114	1.95

__________

(1)	Required dilution adjustment per warrant agreement

For the years ended February 28, 2023 and February 28, 2022, the Company recorded a total of $0 and $0, respectively on stock-based payments for warrants with a corresponding adjustment to additional paid-in capital.

For the years ended February 28, 2023 and February 28, 2022 the Company recorded a total of $240,550 and $1,678,550 respectively, to stock-based compensation for options, and shares with a corresponding adjustment to additional paid-in capital. In addition the Company recorded other stock based compensation of $499,500 and $479,500, respectively with a corresponding adjustment to incentive compensation plan payable, payable in Series G Preferred shares which have not yet been issued.

During the year ended February 28, 2023 warrant holders had the following activity:

—	On August 30, 2022 a warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be 2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan.

—	On August 9, 2022 as part of a debt issuance the Company issued two 47,000,000 warrants at an exercise price of $0.01 and $0.008 per share, respectively both with a 5-year term and with a total relative fair value of $393,949 all using a Monte Carlo simulation to include reset events, exercise at maturity, and cashless exercise features with assumptions described below:

Strike price	$0.008 - $0.01
Fair value of Company’s common stock	$0.012
Dividend yield	0.00%
Expected volatility	88.2% - 90.00%
Risk free interest rate	2.98%
Expected term (years)	5.00

—	Cashless exercise of 108,378,210 warrants for 45,306,557 common shares

During the year ended February 28, 2022 warrant holders had the following activity:

—	warrant holders exercised warrants to acquire 411,000,000 shares on a cashless basis for 395,022,447 common shares with a corresponding adjustment to paid in capital.

—	in conjunction with debt disclosed in Note 11 (44), the Company issued warrants to a lender to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033, in conjunction with debt disclosed in Note 11 (10), the Company issued warrants to a lender to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005,and in conjunction with debt disclosed in Note 11 (46), the Company issued warrants to a lender to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783 all using the Black-Scholes model with assumptions described below:

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Strike price	$0.135 - $0.037
Fair value of Company’s common stock	$0.146 - $0.0071
Dividend yield	0.00%
Expected volatility	411.0% - 403.33%
Risk free interest rate	0.43% - 0.27%
Expected term (years)	3.00

—	in conjunction with debt extensions on notes payable disclosed in Note 12 (10, 43, 44), the Company issued warrants to a lender to purchase a total 285,000,000 shares at an exercise price of $0.164 per share with a 3-year term and having an aggregate fair value of $5,415,000, recorded as interest with a corresponding adjustment to paid in capital all using the Black-Scholes model with assumptions described below:

Strike price	$0.0164
Fair value of Company’s common stock	$0.019
Dividend yield	0.00%
Expected volatility	385.60%
Risk free interest rate	1.62%
Expected term (years)	3.00

—	As share issuance costs to a broker the company issued warrants to acquire a total of 3,324,212 shares with a fair value of $21,929 recorded against share proceeds with a corresponding adjustment to paid in capital all using the Black-Scholes model with assumptions described below:

Strike price	$0.041 - $0.029
Fair value of Company’s common stock	$0.039 - $0.028
Dividend yield	0.00%
Expected volatility	35.30 - 35.90%
Risk free interest rate	0.46 - 0.95%
Expected term (years)	3.00

Summary of Common Stock Option Activity

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

The fair value of the first two awards was obtained through the use of the Monte Carlo method was $69,350 with a charge to stock- based compensation and a corresponding charge to paid in capital. The fair value of the remaining rewards was determined by calculating the vesting amounts of each reward and then determining for each reporting period the requisite service rendered and applying that against the cash redemption value of the number of shares of Series G issuable for each tier in the agreement. For the period ended February 28, 2023 that amount totaled $499,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. For the period ended February 28, 2022 that amount totaled $1,979,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. With the achievement of objectives 3,4,5 and 8 of the equity awards described above the CEO was granted 1,500 Series G Preferred shares which were redeemed in the reporting period for $1,500,000 in cash. As part of the grant, the Company is responsible for grossing up the award value and has accrued additional compensation for the estimated taxes to be paid by the executive.

On April 14, 2021, the Shareholders of Series E Preferred Stock and the Board of Directors of our Company (“Board”) approved and adopted the 2021 Incentive Stock Plan (the “2021 Plan”). On August 11, 2022 the Company amended the 2021 Plan increasing the maximum number of shares applicable to the 2021 Plan from 5,000,000 to 100,000,000.

The purpose of the 2021 Plan is to promote the success of the Company by authorizing incentive awards to retain Directors, executives, selected Employees and Consultants, and reward participants for making major contributions to the success of the Company. The 2021 Plan authorizes the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and stock awards. A total of one hundred million (100,000,000) shares of common stock may be issued under the 2021 Plan. All awards under the 2021 Plan, whether vested or unvested, are subject to the terms of any recoupment, clawback or similar policy of the Company in effect from time to time, as well as any similar provisions of applicable law, which could in certain circumstances require repayment or forfeiture of awards or any shares of stock or other cash or property received with respect to the awards, including any value received from a disposition of the shares acquired upon payment of the awards. The 2021 Plan will be administered by the Board or any Committee authorized by the Board, if applicable, which will have the sole authority to, among other things: construe and interpret the 2021 Plan; make rules and regulations relating to the administration of the 2021 Plan; select participants; and establish the terms and conditions of awards, all in accordance with the terms of the 2021 Plan. The 2021 Plan will remain in effect until April 14, 2031, unless sooner terminated by the Board. Termination will not affect awards then outstanding.

During the year ended February 28, 2023 the Company had the following common stock option activity:

—	On September 1, 2022, the Company as part of the afore-mentioned Incentive Stock Option Plan issued 100,000,000 shares to 64 employees. The shares were issued with an exercise price of $0.02, vest after 4 years with a 5 year term having a fair value of $1,020,000 using the Black-Scholes model with assumptions described below:

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Strike price	$0.02
Fair value of Company’s common stock	$0.01
Dividend yield	0.00%
Expected volatility	340.9
Risk free interest rate	3.39%
Expected term (years)	4.50

The Company recorded $122,050 in stock-based compensation which represents the current expense over the vesting period.

—	Options to purchase 4,275,000 shares were forfeited due to employee terminations

During the year ended February 28, 2022 the Company had no common stock option activity:

Summary of Common Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2022	—	$—	—
Issued	100,000,000	$0.02	4.75
Exercised	—	—	—
Forfeited, extinguished and cancelled	(4,275,000)	$0.02	(4.75)
Outstanding at November 30, 2022	95,725,000	$0.02	4.75

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $260,271 and $275,785 for the years ended February 28, 023 and February 28, 2022, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Lease Liabilities	Operating Leases
February 28, 2024	$248,669
February 28, 2025	219,863
February 28, 2026	207,558
February 28, 2027	207,558
February 28, 2028	207,558
February 28, 2029 and after	657,268
Total lease payments	1,748,474
Less: Interest	(549,263)
Present value of lease liabilities	$1,199,211

16. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Year Ended
	February 28,	February 28,
	2023	2022
Numerator:
Net income (loss) available to common shareholders	$(18,109,457)	$(62,197,484)

Effect of common stock equivalents
Add: interest expense on convertible debt	47,075	24,954
Add (less) loss (gain) on change of derivative liabilities	(3,595)	(372,214)
Net income (loss) adjusted for common stock equivalents	(18,065,977)	(62,544,744)

Denominator:
Weighted average shares - basic	5,091,857,082	4,029,658,082

Net income (loss) per share – basic	$(0.00)	$(0.02)

Denominator:
Weighted average shares – diluted	5,091,857,082	4,029,658,082

Net income (loss) per share – diluted	$(0.00)	$(0.02)

The anti-dilutive shares of common stock equivalents for the years ended February 28, 2023 and February 28, 2022 were as follows:

	For the Year Ended
	February 28,	February 28,
	2023	2022
Convertible notes and accrued interest	—	4,927,561
Convertible Class F Preferred Shares*	—	—
Stock options and warrants	496,942,251	1,256,845,661
Total	496,942,251	1,261,773,222

__________

*	On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets. Had these Series F preferred shares been convertible at February 28, 2023 and 2022 the dilutive effects would be as follows:

	For the Year Ended
	February 28
	2023	2022
Convertible Series F Preferred Shares	20,178,158,517	16,336,475,742

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax expense (benefit) consisted of the following for the fiscal years ended February 28, 2023 and February 28, 2022:

	February 28, 2023	February 28, 2023
Total current	$—	$—
Total deferred	—	—
Total	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal years ended February 28, 2023 and February 28, 2022:

February 28, 2023
Federal statutory rate	$(3,803,000)
State income tax benefit, net of federal benefit	(859,400)
Non deductible interest	415,800
Non deductible stock based compensation	155,400
Change in valuation allowance	4,091,200
Total	$—

February 28, 2022
Federal statutory rate	$(13,061,500)
State income tax benefit, net of federal benefit	(2,954,400)
Non deductible interest	4,027,800
Non deductible settlement losses	8,515,100
Non deductible stock based compensation	169,400
Non deductible changes in fair value of instruments	(95,800)
Other non deductible expenses	600
Change in valuation allowance	3,398,800
Total	$—

For the year ended February 28, 2023 and February 28, 2022, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal years February 28, 2023 and February 28, 2022:

	February 28, 2023	February 28, 2022
Deferred tax assets:
Net operating loss carryforwards	$12,651,115	$8,445,915
Debt discount		114,000
Total deferred tax assets	12,651,115	8,559,915

Deferred tax liabilities:
Depreciation	—	—
Deferred revenue	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets:
Less valuation allowance	(12,651,115)	(8,559,915)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on August 28, 2017.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward was approximately $44,448,800 at February 28, 2023 and $28,200,000 at February 28, 2022, that is available for carryforward for federal income tax purposes and begin to expire in 2030.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

The Company has maintained a full valuation allowance against its deferred tax assets at February 28, 2023 and February 28, 2022. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at February 28, 2023 and February 28, 2022 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

The Company’s tax returns for the years ended February 28, 2022, and February 28, 2021, and February 29, 2020 are open for examination under Federal statute of limitations.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS

Subsequent to February 28, 2023 through to June 5, 2023,

—   the Company issued 280,929,190 common shares pursuant to a share purchase agreement for gross proceeds of $1,400,194, issuance costs of $81,285 and cash proceeds of $1,318,909.

—   on March 19 ,2023 the shareholders approved an increase to its authorized common stock by 1,225,000,000 shares

—   on March 22, 2023 the Company entered into an Equity Financing Agreement whereby an investor shall invest up to $30,000,000 over the course of twenty four (24) month at a purchase price of eighty percent (80%) of the lowest trade price in the 9 day preceding period. If the average Closing Price for the Common Stock during the three (3) trading days preceding a purchase is equal to or greater than one cent ($.01) per share, the applicable purchase price shall equal eighty five percent (85%) of the lowest trade price in the 9 day preceding period. Following an up-list to the NASDAQ or an equivalent national exchange by the Company, the purchase price shall equal ninety percent (90%) of the lowest Volume Weighted Average Price (“VWAP”) for the Common Stock during the 9 day preceding period subject to a floor of $4.50 per share, below which the Company shall not be required to sell shares. In conjunction with the above agreement, the Company entered into a Registration Rights Agreement.