Form 10-Q
period 2023-05-31
Artificial Intelligence Technology Solutions Inc.
filed 2023-07-17
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,561,173,249 shares of common stock were issued and outstanding as of July 14, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2023	February 28, 2023*
ASSETS
Current assets:
Cash	$287,202	$939,759
Accounts receivable, net	391,823	265,024
Device parts inventory, net	1,489,429	1,637,899
Prepaid expenses and deposits	521,501	596,310
Total current assets	2,689,955	3,438,992
Operating lease asset	1,179,673	1,208,440
Revenue earning devices, net of accumulated depreciation of $902,680 and $778,839, respectively	1,556,790	1,235,219
Fixed assets, net of accumulated depreciation of $227,103 and $182,002, respectively	302,960	315,888
Trademarks	27,080	27,080
Investment at cost	50,000	50,000
Security deposit	21,239	21,239
Total assets	$5,827,697	$62,96,858
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,336,023	$1,343,379
Advances payable- related party	1,594	1,594
Customer deposits	36,460	9,900
Current operating lease liability	244,169	248,670
Current portion of deferred variable payment obligation	604,811	542,177
Loan payable - related party	243,256	206,516
Incentive compensation plan payable	1,042,000	979,000
Current portion of loans payable, net of discount of $1,348,996 and $1,651,597	16,220,989	9,918,389
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	4,741,347	2,761,446
Total current liabilities	24,509,171	16,049,593
Non-current operating lease liability	926,274	950,541
Loans payable, net of discount of $4,973,120 and $4,130,291, respectively	9,884,241	15,554,069
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	2,062,128	3,060,656
Total liabilities	39,906,814	38,139,859

Commitments and Contingencies
Stockholders' deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at May 31, 2023 and February 28, 2023, respectively	—	—
Series G Convertible Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at May 31, 2023 and February 28, 2023, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,533 and 2,533 shares issued and outstanding, respectively	2,533	2,533
Common Stock, $0.00001 par value; 7,225,000,000 shares authorized 6,129,670,689 and 5,848,741,599 shares issued, issuable and outstanding, respectively	61,298	58,489
Additional paid-in capital	82,563,520	80,247,252
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(116,808,904)	(112,253,711)
Total stockholders' deficit	(34,079,117)	(31,843,001)
Total liabilities and stockholders' deficit	$5,827,697	$6,296,858

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2023	Three Months Ended May 31, 2022

Revenues	$385,208	$385,157

Cost of Goods Sold	91,511	293,724

Gross Profit	293,697	91,433

Operating expenses:
Research and development (including related party charges of $882,015 (2022-$1,001,734))	891,757	1,023,735
General and administrative	2,120,433	2,400,392
Depreciation and amortization	167,942	93,995
Operating lease cost and rent	62,542	69,967
Total operating expenses	3,242,674	3,588,089

Loss from operations	(2,948,977)	(3,496,656)

Other income (expense), net:
Interest expense	(1,606,216)	(1,175,030)
Total other income (expense), net	(1,606,216)	(1,175,030)

Net income (loss)	$(4,555,193)	$(4,671,686)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average common share outstanding - basic	5,964,709,322	4,798,657,871

Weighted average common share outstanding - diluted	5,964,709,322	4,798,657,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2022	3,350,000	$3,350	2,532	$101,618	4,735,210,360	$47,353	$73,015,576	$(94,144,254)	$(20,976,357)
Issuance of shares, net of $117,157 issuance costs	—	—	—	—	133,881,576	1,339	1,643,883	—	1,645,222
Rounding	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	—	(4,671,686)	(4,671,686)
Balance at May 31, 2022	3,350,000	$3,350	2,532	$101,618	4,869,091,936	$48,692	$74,659,458	$(98,815,940)	$(24,002,822)

Balance at February 28, 2023	3,350,000	$3,350	2,533	$101,619	5,848,741,599	$58,489	$80,247,252	$(112,253,711)	$(31,843,001)
Issuance of shares, net of $81,285 issuance costs	—	—	—	—	280,929,190	2,809	1,316,100	—	1,318,909
Relative fair value of Series F warrants issued with loans payable	—	—	—	—	—	—	947,447	—	947,447
Stock based compensation	—	—	—	—	—	—	52,721	—	52,721
Net income	—	—	—	—	—	—	—	(4,555,193)	(4,555,193)
Balance at May 31, 2023	3,350,000	$3,350	2,533	$101,619	6,129,670,789	$61,298	$82,563,520	$(116,808,904)	$(34,079,117)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31, 2023	Three Months Ended May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,555,193)	$(4,671,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,942	93,995
Bad debts expense	16,000	105,000
Inventory provision	—	25,000
Reduction of right of use asset	28,767	30,046
Accretion of lease liability	33,775	36,355
Stock based compensation	115,721	161,500
Amortization of debt discounts	557,219	415,029
Increase in related party accrued payroll and interest	36,740	3,240
Changes in operating assets and liabilities:
Accounts receivable	(142,799)	(40,251)
Prepaid expenses and deposits on inventory	74,809	126,610
Device parts inventory	(324,652)	(283,209)
Accounts payable and accrued expenses	(7,354)	101,557
Customer deposits	26,560	(10,000)
Operating lease liability payments	(62,542)	(66,401)
Current portion of deferred variable payment obligations for payments	62,634	62,627
Accrued interest payable	981,370	289,016
Net cash used in operating activities	(2,991,003)	(3,621,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,463)	(88,214)
Net cash (used in) investing activities	(3,463)	(88,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	1,318,909	1,645,222
Proceeds from loans payable	1,050,000	—
Repayment of loans payable	(27,000)	(1,661,953)
Net cash provided by (used in) financing activities	2,341,909	(16,731)

Net change in cash	(652,557)	(3,726,517)

Cash, beginning of period	939,759	4,648,146

Cash, end of period	$287,202	$921,629

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,375	$342,138
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Transfer from device parts inventory to fixed assets	$473,122	$179,,619
Discount applied to face value of loans	$150,000	$—
Series F warrants issued as part of debt issuance	$947,447	$—

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

For the three months ended May 31, 2023, the Company had negative cash flow from operating activities of $2,991,003. As of May 31, 2023, the Company has an accumulated deficit of $116,808,904, and negative working capital of $21,819,216. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In March 2023, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period.   In March and April 2023 the Company reduced personnel that were working on far-future solutions as well as other department reductions. Combined with other cost cutting measures management estimates it reduced the monthly expense burn by $ 200,000 - $ 300,000 with little impact on short and medium term operations. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways : growing revenues ,equity proceeds and non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. The Company this fiscal period through to June 30, 2023 has raised an additional $3.5 million net of issuance costs through the sale of its common shares.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on June 14, 2023. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., On the Move Experience, LLC and On the OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended May 31, 2023 are not necessarily indicative of the results that may be expected for the entire year.

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

Concentrations

Loans payable

At May 31, 2023 there were $32,427,346 of loans payable, $28,090,506 or 87% of these loans to companies controlled by one individual. At February 28, 2023 there were $31,254,345 of loans payable $26,540,506 or 85% of these loans to companies controlled by the same individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $16,000 and $39,000 provided as of May 31, 2023 and February 28, 2023, respectively. For the three months ended May 31, 2023 , two customers account for 51% of total accounts receivable . For the three months ended May 31, 2022 , four customers account for 59% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of both May 31, 2023 and February 28, 2023 there was a valuation reserve of $195,000 and $195,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At May 31, 2023 and February 28, 2023, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the three months ended May 31, 2023 , three customers accounted for 57% of total revenue. For the three months ended May 31, 2022, two customers accounted for 29% of total revenue.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
May 31, 2023
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$1,042,000	$—	$—	$1,042,000

February 28, 2023
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$979,000	$—	$—	$979,000

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended May 31, 2023	Three Months Ended May 31, 2022
Device rental activities	$238,149	$239,805
Direct sales of goods and services	147,059	145,352
	$385,208	$385,157

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

Below is a summary of our lease assets and liabilities at May 31, 2023 and February 28, 2023.

Leases	Classification	May 31, 2023	February 28, 2023
Assets
Operating	Operating Lease Assets	$1,179,673	$1,208,440
Liabilities
Current
Operating	Current Operating Lease Liability	$244,169	$248,670
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	926,274	950,541
Total lease liabilities		$1,170,443	$1,199,211

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

Operating lease cost and rent was $62,542 and $69,967 for the three months ended May 31, 2023 and May 31, 2022, respectively.

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	May 31, 2023	February 28, 2023
Revenue earning devices	$2,459,470	$2,015,058
Less: Accumulated depreciation	(902,680)	(779,839)
	$1,556,790	$1,235,219

During the three months ended May 31, 2023 the Company made total additions to revenue earning devices of $444,412 which were transfers from inventory. During the three months ended May 31, 2022 the Company made total additions to revenue earning devices of $174,101 which were transfers from inventory.

Depreciation expense was $122,841 and $71,414 for the three months ended May 31, 2023, and 2022 respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FIXED ASSETS

Fixed assets consisted of the following:

	May 31, 2023	February 28, 2023
Automobile	$101,680	$101,680
Demo devices	97,720	69,010
Tooling	101,322	101,322
Machinery and equipment	8,825	8,825
Computer equipment	150,387	150,387
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	14,561	14,561
Leasehold improvements	19,031	15,568
	530,063	497,890
Less: Accumulated depreciation	(227,103)	(182,002)
	$302,960	$315,888

During the three months ended May 31, 2023 the Company made additions of $32,173 of which $28,710 were transfers from inventory with remaining additions of $3,463. During the three months ended May 31, 2022 the Company made additions of $93,730 of which $5,516 were transfers from inventory with remaining additions of $88,214.

Depreciation expense was $45,101 and $22,581 for the three months ended May 31, 2023, and 2021 respectively.

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

On November 18, 2019 the Company entered into an arrangement similar to the (February 1, 2019 agreement above) investor above whereby the investor would advance up to $225,000 in exchange for a perpetual 2.25% rate Payment on the Company’s quarterly Revenues (commencing on quarter ending May 31, 2020). At February 29, 2020 the investor has advanced $109,000 and the investor advanced the $116,000 remainder as of May 2020.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 30, 2019 the Company entered into an arrangement with a new investor whereby the investor would advance up to $100,000 in exchange for a perpetual 1.00% rate Payment on the Company’s quarterly Revenues (commencing quarter ended November 30, 2020). At February 29, 2020 the investor has advanced $50,000 with the remainder to be advanced no later than June 30, 2020. If the total investor advances turns out to be less than $100,000, this would not constitute a breach of the agreement, rather the 1.00% rate would be adjusted on a pro-rata basis.

On April 22, 2020 the Company entered into an arrangement with the (first May 9, 2019) investor above whereby the investor would advance up to $100,000 in exchange for a perpetual 1.00% rate Payment on the Company’s quarterly Revenues. At May 31, 2020 the investor has fully funded this commitment.

On July 1, 2020 the Company entered into an agreement with the first investor whereby the investor would pay up to $800,000 in exchange for a perpetual 2.75% rate payment (Payment) on the Company’s reported quarterly revenue. These Payments are to be made 90 days after the fiscal quarter with the first payment being due no later than May 31, 2021. If the Payments would deplete RAD’s available cash by more than 20%, the payment may be deferred. The investor had agreed to pay $100,000 per month over an 8 month period with the first payment due July 2020 and the final payment no later than February 28, 2021. As at August 31, 2020 the investor had fully funded the $800,000 commitment

On August 27, 2020 the Company and the first investor referred to above consolidated the three separate agreements of February 1, 2019 for $900,000, November 18, 2019 for $225,000 and July 1, 2020 for $800,000 into a new agreement for a total of $1,925,000. This new agreement is for similar terms as the above agreements save for the following: the rate payment is revised to 14.25% payable on revenues commencing the quarter ended August 31, 2020 and the Payments are secured by the assets of the Company. This interest may be secured by UCC filing but is subordinated to equipment financing on the products the Company leases to its customers.

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments. As of March 1, 2021 as a result of the amendment with the first investor noted below. This aggregate asset disposition % was reduced from 43.77 % to 33.77%

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. As of May 31, 2023, the Company has accrued approximately $604,811 in Payments, of which $388,226 is in arrears. As of February 28, 2023, the Company has accrued approximately $542,177 in Payments, of which $325,600 is in arrears.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended May 31, 2023 and year ended February 28, 2023 , the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both May 31, 2023 and February 28, 2023.

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of May 31, 2023, the Company has accrued $388,227 in Payments (February 28, 2023 -$542,177). At May 31, 2023, and February 28, 2023 the Company was in default on $388,226 and $325,600 of those Payments. No notices have been sent to the Company.

9. RELATED PARTY TRANSACTIONS

For both the three months ended May 31, 2023 and May 31, 2022 , the Company had no repayments of net advances from its loan payable-related party. At May 31, 2023, the loan payable-related party was $243,256 and $206,516 at February 28, 2023. Included in the balance due to the related party at May 31, 2023 is $139,250 of deferred salary and interest, $133,000 of which bears interest at 12%. At February 28, 2023 there was $108,000 of deferred salary with $108,000 bearing interest at 12%. The accrued interest included in loan at May 31, 2023 and February 28, 2022 was $19,275 and $15,660, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months ended May 31, 2023 the Company accrued $63,000 (three months ended May 31 2022-$161,500) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At May 31, 2023 and February 28, 2023 there was $1,042,000 and $979,000 of incentive compensation payable.

During the three months ended May 31, 2023 and 2022, the Company was charged $882,015 and $1,001,734, respectively for fees for research and development from a company partially owned by a principal shareholder.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at May 31, 2023 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1) *	$3,500	22%
December 10, 2020	December 10, 2023	Promissory note	(2)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(3)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(4)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(5)	310,375	12%
December 30, 2020	December 30, 2023	Promissory note	(6)	350,000	12%
January 1, 2021	January 1, 2024	Promissory note	(7)	25,000	12%
January 1, 2021	January 1, 2024	Promissory note	(8)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(9)	550,000	12%
February 22, 2021	February 22, 2024	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2024	Promissory note	(11)	6,000,000	12%
June 8, 2021	June 8, 2024	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	3,857,360	7%
September 14, 2021	September 14, 2024	Promissory note	(14)	1,650,000	12%
July 28, 2022	July 28, 2023	Promissory note	(15)	170,000	15%
August 30, 2022	August 30,2024	Promissory note	(16)	3,000,000	15%
September 7, 2022	September 7, 2023	Promissory note	(17)	400,000	15%
September 8, 2022	September 8, 2023	Promissory note	(18)	475,000	15%
October 13, 2022	October 13, 2023	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31,2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 23	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
				$32,427,346

Less: current portion of loans payable				(17,569,985)
Less: discount on non-current loans payable				(4,973,120)
Non-current loans payable, net of discount				$9,884,241

Current portion of loans payable				$17,569,985
Less: discount on current portion of loans payable				(1,348,996)
Current portion of loans payable, net of discount				$16,220,989

*	In default

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(5)

This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three months ended May 31, 2023, the Company recorded amortization expense of $39,904, respectively, with an unamortized discount of $153,611 at May 31, 2023.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the three months ended May 31, 2023, the Company recorded amortization expense of $51,045 respectively, with an unamortized discount of $188,291 at May 31, 2023.

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. For the three months ended May 31, 2023, the Company recorded amortization expense of $159,064 respectively, with an unamortized discount of $953,197 at May 31, 2023.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant.. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. For the three months ended May 31, 2023, the Company recorded amortization expense of $154,910 respectively, with an unamortized discount of $639,308 at May 31, 2023.

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the three months ended May 31, 2023 there were repayments of $27,000 on the note.

(14)

The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. For the three months ended May 31, 2023, the Company recorded amortization expense of $86,930 respectively, with an unamortized discount of $1,27,501 at May 31, 2023.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2023, the Company recorded amortization expense of $5,287 respectively, with an unamortized discount of $3,739 at May 31, 2023.

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. For the three months ended May 31, 2023, the Company recorded amortization expense of $4,557 respectively, with an unamortized discount of $26,312 at May 31, 2023.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2023, the Company recorded amortization expense of $12,342 respectively, with an unamortized discount of $15,479 at May 31, 2023.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2023, the Company recorded amortization expense of $18,930 respectively, with an unamortized discount of $17,799 at May 31, 2023.

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s s present and after-acquired property. For the three months ended May 31, 2023, the Company recorded amortization expense of $12,290 respectively, with an unamortized discount of $20,620 at May 31, 2023.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(20)

On October 28, 2022 the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At November 30, 2022 the Company has issued 6 tranches as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. For the three months ended May 31, 2023, the Company recorded amortization expense of $1,866 respectively, with an unamortized discount of $346,157 at May 31, 2023.

November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants having a relative fair value of $299,750. For the three months ended May 31, 2023, the Company recorded amortization expense of $$1,838 respectively, with an unamortized discount of $346,600 at May 31, 2023.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. For the three months ended May 31, 2023, the Company recorded amortization expense of $16,678 respectively, with an unamortized discount of $349,214 at May 31, 2023.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the three months ended May 31, 2023, the Company recorded amortization expense of $1,881 respectively, with an unamortized discount of $345,914 at May 31, 2023.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the three months ended May 31, 2023, the Company recorded amortization expense of $1,925 respectively, with an unamortized discount of $345,265 at May 31, 2023.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the three months ended May 31, 2023, the Company recorded amortization expense of $1,836 respectively, with an unamortized discount of $346,590 at May 31, 2023.

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. For the three months ended May 31, 2023, the Company recorded amortization expense of $751 respectively, with an unamortized discount of $345,494 at May 31, 2023.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. For the three months ended May 31, 2023, the Company recorded amortization expense of $196 respectively, with an unamortized discount of $352,023 at May 31, 2023.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. For the three months ended May 31, 2023, the Company recorded amortization expense of $0 respectively, with an unamortized discount of $398,983 at May 31, 2023.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary or Preferred Stock Activity

No preferred stock activity during the period.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2023	695	$1.00	10.00
Issued	183	1.00	9.88
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2023	878	$1.00	9.75

During the three months ended May 31, 2023, as part of debt issuance the Company issued 183 Series F Preferred Warrants to a lender for a relative fair value of $947,447. (see Note 11)

Summary of Common Stock Activity

For the three months ended May 31, 2023 , the Company issued 280,929,190 common shares with gross proceeds of $1,400,094 and net proceeds of $1,318,809 after issuance costs of $81,285.

The table below represent the common shares issued, issuable and outstanding at May 31, 2023 and February 28, 2023:

Common shares	May 31, 2023	February 28, 2023
Issued	6,117,570,789	5,836,641,599
Issuable	12,100,000	12,100,000
Issued, issuable and outstanding	6,129,670,789	5,848,741,599

Summary of Common Stock Warrant Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2023	314,217,451	$0.114	1.95
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2023	314,217,451	$0.114	1.70

For the three months ended May 31, 2022 and May 31, 2021, the Company recorded a total of $0 and $0, respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

Summary of Common Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28 , 2023	95,725,000	$0.02	4.75
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(13,025,000)	$0.02	(4.75)
Outstanding at May 31, 2023	82,700,000	$0.02	4.50

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $62,542 for the three months May 31, 2023 and $69,967 for the three months May 31, 2022.

Maturity of Lease Liabilities	Operating Leases
May 31, 2024	$244,169
May 31, 2025	213,711
May 31, 2026	207,558
May 31, 2027	207,557
May 31, 2028	207,558
May 31, 2029 and after	605,378
Total lease payments	1,685,931
Less: Interest	(515,488)
Present value of lease liabilities	$1,170,443

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	May 31, 2023	May 31, 2022
Numerator:
Net income (loss) available to common shareholders	$(4,555,193)	$(4,671,686)

Effect of common stock equivalents
Add: interest expense on convertible debt	—	—
Net income (loss) adjusted for common stock equivalents	(4,555,193)	(4,671,686)

Denominator:
Weighted average shares – basic	5,964,709,322	4,798,657,871

Net income (loss) per share – basic	$(0.00)	$(0.00)

Denominator:
Weighted average shares – diluted	5,964,709,322	4,798,657,871

Net income (loss) per share – diluted	$(0.00)	$(0.00)

The anti-dilutive shares of common stock equivalents for the three months ended May 31, 2023 and 2022 were as follows:

	For the Three Months Ended
	May 31, 2023	May 31, 2022
Convertible notes and accrued interest	—	7,093,255
Convertible Series F Preferred Shares	—	—
Stock options and warrants	396,917,451	1,216,845,661
Total	396,917,451	1,223,938,916

*	On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets. Had these Series F preferred shares been convertible at May 31, 2023 and 2022 the dilutive effects would be as follows:

	For the Three Months Ended
	May 31, 2023	May 31, 2022
Convertible Series F Preferred Shares	21,147,364,222	16,798,367,179

15. SUBSEQUENT EVENTS

Subsequent to May 31, 2023 through to July 14, 2023:

—   the Company issued 441,502,460 common shares pursuant to a share purchase agreement for gross proceeds of $2,922,520, issuance costs of $132,591 and net proceeds of $2,789,929.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended May 31, 2023 and 2022

The following table shows our results of operations for the three months ended May 31, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	May 31, 2023	May 31, 2022	Dollars	Percentage
Revenues	$385,208	$385,157	$51	0%
Gross profit	293,697	91,433	202,264	221%
Operating expenses	3,242,674	3,588,089	(345,415)	(10%	)
Loss from operations	(2,948,977)	(3,496,656)	547,679	16%
Other income (expense), net	(1,606,216)	(1,175,030)	(431,186)	(37%	)
Net loss	$(4,555,193)	$(4,671,686)	$116,493	2%

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	May 31, 2023	May 31, 2022	Dollars	Percentage
Device rental activities	$238,149	$239,805	$(1,656)	(1%	)
Direct sales of goods and services	147,059	145,352	1,707	1%
	$385,208	$385,157	$51	0%

Total revenue for the three-month period ended May 31, 2023 was $385,208 which represented a small increase of $51 compared to total revenue of $385,157 for the three months ended May 31, 2022.

Gross profit

Total gross profit for the three-month period ended May 31, 2023 was $293,697 which represented an increase of $202,264 compared to gross profit of $91,433 for the three months ended May 31, 2022. The increase resulted primarily from inventory adjustments incurred in the prior three month period ended May 31, 2022 totaling $177,475. This was broken down as $152,475 in inventory adjustments due to shrinkage and obsolescence and a $25,000 increase in the inventory provision to account for obsolescence. The gross profit % of 24% for the three-month period ended May 31, 2022 was lower than the gross profit % of 76% for the three month period ended May 31, 2023 due to inventory adjustments previously mentioned. After accounting for those inventory adjustments totaling $177,475, the adjusted gross profit for the three months ended May 31, 2022 would have been 70% for comparative purposes.

Operating Expenses

	Period
	Three Months Ended	Three Months Ended	Change
	May 31, 2023	May 31, 2022	Dollars	Percentage
Research and development	$891,757	$1,023,735	$(131,978)	(13%	)
General and administrative	2,120,433	2,400,392	(279,959)	(12%	)
Depreciation and amortization	167,942	93,995	73,947	79%
Operating lease cost and rent	62,542	69,967	(7,425)	(11%	)
Operating expenses	$3,242,674	$3,588,089	$(345,415)	(10%	)

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended May 31, 2023 and May 31, 2022, were $3,242,674 and $3,588,089, respectively. The overall decrease of $345,415 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses decreased by $279,959. In the three months ended May 31, 2023 the Company undertook cost savings measures including a reduction in force. In comparing the three months ended May 31, 2023 and May 31, 2022 the decrease in G& A was primarily due to decreases in wages and salaries of $50,527 due to reduction in force, stock-based compensation of $45,779, office expenses of $7,087, travel $43,876, production supplies by $85,246 and bad debts expense of $89,000 due to fewer slow payers. These decreases were partially offset by increases in sales and marketing of $62,731and professional fees of $61,631 mostly due compliance and audit fees increase.

●	Research and development decreased by $131,978 due to a reduction in funding on development of future products.

●	Depreciation and amortization increased by $73,947 due to large increases in revenue earning devoices , demo devices, tooling and computer equipment.

●	Operating lease cost and rent decreased by $7,425 due to one less lease in three month period ended May 31, 2023.

Other Income (Expense)

Other income (expense) consisted of interest. Other income (expense) during the three months ended May 31, 2023 and May 31, 2022, was ($1,606,216) and ($1,175,030), respectively. The $431,186 increase in other expense was primarily attributable to the increase in interest and amortization of debt due to higher loans.

Net incomes

We had a net loss of $4,555,193 for the three months ended May 31, 2023, compared to a net loss of $4,671,686 for the three months ended May 31, 2022. The change is primarily the result of the loss on settlement in the three months ended May 31, 2021.

Liquidity, Capital Resources and Cash Flows

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended May 31, 2023, we have generated revenue and are trying to achieve positive cash flows from operations.

As of May 31, 2023, we had a cash balance of $287,202, accounts receivable of $391,823, device parts inventory  of $1,489,429 and $24,509,171 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	May 31, 2023	February 28, 2023
Current assets	$2,689,955	$3,438,992
Current liabilities	24,509,171	16,049,593
Working capital	$(21,819,216)	$(12,610,601)

As of May 31, 2023 and February 28, 2023, we had a cash balance of $287,202 and $939,759, respectively.

Summary of Cash Flows

	Three Months Ended May 31, 2023	Three Months Ended May 31, 2022
Net cash used in operating activities	$(2,991,003)	$(3,621,572)
Net cash used in investing activities	$(3,463)	$(88,214)
Net cash (used in) provided by financing activities	$2,341,909	$(16,731)

Net cash used in operating activities.

Net cash used in operating activities for the three months ended May 31, 2023 was $2,991,003, which included a net loss of $4,555,193, non-cash activity such as the bad debts expense of $16,000, reduction of right of use asset of $28,767, accretion of lease liability $33,775, stock based compensation of $115,721, change in operating assets of $608,025, amortization of debt discount of $557,219, increase in related party accrued payroll and interest of $36,740 and depreciation and amortization of $167,942 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the three months ended May 31, 2023 was $3,463, which was the purchase of fixed assets,

Net cash provided (used) in financing activities.

Net cash provided by financing activities was $2,341,909 for the three months ended May 31, 2023. This consisted of share proceeds net of issuance costs of $1,318,909, and proceeds from loans payable of $1,050,000, reduced by repayments on loans payable of $27,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2023, as filed on June 14, 2023.

Related Party Transactions

For both the three months ended May 31, 2023 and May 31, 2022 , the Company had no repayments of net advances from its loan payable-related party. At May 31, 2023, the loan payable-related party was $243,256 and $206,516 at February 28, 2022. Included in the balance due to the related party at May 31, 2023 is $139,250 of deferred salary and interest, $133,000 of which bears interest at 12%. At February 28, 2023 there was $108,000 of deferred salary with $108,000 bearing interest at 12%. The accrued interest included in loan at May 31, 2023 and February 28, 2022 was $19,275 and $15,660, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months ended May 31, 2023 the Company accrued $63,000 (three months ended May 31 2022-$161,500) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At May 31, 2023 and February 28, 2023 there was $1,042,000 and $979,000 of incentive compensation payable.

During the three months ended May 31, 2023 and 2022, the Company was charged $882,015 and $1,001,734, respectively for fees for research and development from a company partially owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of May 31, 2023, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of May 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: July 17, 2023	BY: /s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: July 17, 2023	BY: /s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)