Form 10-Q
period 2023-08-31
Artificial Intelligence Technology Solutions Inc.
filed 2023-10-12
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,160,712,056 shares of common stock were issued and outstanding as of September 26, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2023	February 28, 2023*
ASSETS
Current assets:
Cash	$1,512,112	$939,759
Accounts receivable, net	260,671	265,024
Device parts inventory, net	1,689,930	1,637,899
Prepaid expenses and deposits	675,258	596,310
Total current assets	4,137,971	3,438,992
Operating lease asset	1,148,682	1,208,440
Revenue earning devices, net of accumulated depreciation of $1,044,294 and $779,839, respectively	1,756,228	1,235,219
Fixed assets, net of accumulated depreciation of $276,530 and $182,002, respectively	328,591	315,888
Trademarks	27,080	27,080
Investment at cost	50,000	50,000
Security deposit	21,239	21,239
Total assets	$7,469,791	$6,296,858
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,276,960	$1,343,379
Advances payable- related party	1,594	1,594
Customer deposits	34,698	9,900
Current operating lease liability	239,669	248,670
Current portion of deferred variable payment obligation	667,634	542,177
Loan payable - related party	260,746	206,516
Incentive compensation plan payable	1,104,000	979,000
Current portion of loans payable, net of discount of $966,767 and $1,651,597	19,403,219	9,918,389
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	5,726,894	2,761,446
Total current liabilities	28,753,936	16,049,593
Non-current operating lease liability	901,321	950,541
Loans payable, net of discount of $4,654,370 and $4,130,291, respectively	7,175,990	15,554,069
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	2,061,093	3,060,656
Total liabilities	41,417,340	38,139,859

Commitments and Contingencies
Stockholders' deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at August 31, 2023 and February 28, 2023, respectively	—	—
Series G Convertible Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at August 31, 2023 and February 28, 2023, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,533 and 2,533 shares issued and outstanding, respectively	2,533	2,533
Common Stock, $0.00001 par value; 10,000,000,000 shares authorized 7,039,806,793 and 5,848,741,599 shares issued, issuable and outstanding, respectively	70,399	58,489
Additional paid-in capital	87,445,715	80,247,252
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(121,568,632)	(112,253,711)
Total stockholders' deficit	(33,947,549)	(31,843,001)
Total liabilities and stockholders' deficit	$7,469,791	$6,296,858

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022

Revenues	$386,363	$267,484	$771,571	$652,641

Cost of Goods Sold	89,014	34,214	180,525	327,938

Gross Profit	297,349	233,270	591,046	324,703

Operating expenses:
Research and development (Note 10)	794,548	963,786	1,686,305	1,987,521
General and administrative	2,294,471	2,238,442	4,414,902	4,638,834
Depreciation and amortization	191,041	145,793	358,983	239,788
Operating lease cost and rent	62,541	63,681	125,083	133,648
Total operating expenses	3,342,601	3,411,702	6,585,273	6,999,791

Loss from operations	(3,045,252)	(3,178,432)	(5,994,227)	(6,675,088)

Other income (expense), net:
Change in fair value of derivative liabilities	—	3,595	—	3,595
Interest expense	(1,753,216)	(1,002,020)	(3,359,432)	(2,177,050)
Gain (loss) on settlement of debt	38,740	3,992	38,740	3,992
Total other expense net	(1,714,476)	(994,433)	(3,320,692)	(2,169,463)

Net loss	$(4,759,728)	$(4,172,865)	$(9,314,919)	$(8,844,551)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common share outstanding - basic	6,568,957,612	4,970,040,852	6,266,833,467	4,884,349,362

Weighted average common share outstanding - diluted	6,568,957,612	4,970,040,852	6,266,833,467	4,884,349,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2023	3,350,000	$3,350	2,533	$101,619	5,848,741,599	$58,489	$80,247,252	$(112,253,711)	$(31,843,001)
Issuance of shares, net of $81,285 issuance costs	—	—	—	—	280,929,190	2,809	1,316,100	—	1,318,909
Relative fair value of Series F warrants issued with loans payable	—	—	—	—	—	—	947,447		947,447
Stock based compensation	—	—	—	—	—	—	52,721	—	52,721
Net income	—	—	—	—	—	—	—	(4,555,193)	(4,555,193)
Balance at May 31, 2022	3,350,000	$3,350	2,533	$101,619	6,129,670,789	$61,298	$82,563,520	$(116,808,904)	$(34,079,117)
Issuance of shares, net of $176,672 issuance costs	—	—	—	—	903,636,004	9,036	4,787,087	—	4,796,123
Shares as payment for services	—	—	—	—	6,500,000	65	44,395	—	44,460
Stock based compensation	—	—	—	—	—	—	50,713	—	50,713
Net income	—	—	—	—	—	—	—	(4,759,728)	(4,759,728)
Balance at August 31, 2023	3,350,000	$3,350	2,533	$101,619	7,039,806,793	$70,399	$87,445,715	$(121,568,632)	$(33,947,549)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31, 2023	Six Months Ended August 31, 2022
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(9,314,919)	$(8,844,551)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	358,983	239,786
Bad debts expense	24,730	145,000
Inventory provision	—	70,000
Reduction of right of use asset	58,220	56,854
Accretion of lease liability	66,864	72,090
Stock based compensation	228,434	343,000
Change in fair value of derivative liabilities	—	(3,595)
Amortization of debt discounts	1,258,198	671,594
(Gain) loss on settlement of debt	(38,740)	(3,992)
Increase in related party accrued payroll and interest	54,230	6,480
Changes in operating assets and liabilities:
Accounts receivable	(20,377)	(158,183)
Prepaid expenses	(77,410)	(23,984)
Device parts inventory	(941,261)	(632,760)
Accounts payable and accrued expenses	16,775	351,014
Customer deposits	24,798	(8,128)
Operating lease liabilities	(125,083)	(128,944)
Current portion of deferred variable payment obligation for payments	125,457	106,120
Accrued interest payable	1,965,885	987,737
Net cash used in operating activities	(6,335,216)	(6,754,462)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(3,463)	(207,197)
Net cash used in investing activities	(3,463)	(207,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	6,115,032	3,255,289
Proceeds from loans payable	1,050,000	500,000
Repayment of loans payable	(254,000)	(1,697,953)
Proceeds from convertible debt and warrants issued	—	619,250
Net cash provided by financing activities	6,911,032	2,676,586

Net change in cash	572,353	(4,285,073)

Cash, beginning of period	939,759	4,648,146

Cash, end of period	$1,512,112	$363,073

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$9,892	$405,117
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Transfer from device parts inventory to revenue earning devices	$889,230	$452,526
Exchange of warrants for debt	$—	$3,000,000
Discount applied to face value of loans	$150,000	$39,500
Exercise of warrants	$—	$97
Series F warrants issued as part of debt	$947,447	$—
Shares issued for services	$44,460	$—
Cancellation of Series E preferred shares and common shares	$—	$171

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

For the six months ended August 31, 2023, the Company had negative cash flow from operating activities of $6,335,216. As of August 31, 2023, the Company has an accumulated deficit of $121,568,632, and negative working capital of $24,615,965. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In March 2023, the Company entered into an equity financing agreement whereby an investor will purchase up to $12,500,000 of the Company’s common stock at a discount over a two-year period.   In March and April 2023 the Company reduced personnel that were working on far-future solutions as well as other department reductions. Combined with other cost cutting measures management estimates it reduced the monthly expense burn by $ 200,000 - $ 300,000 with little impact on short and medium term operations. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways : growing revenues ,equity proceeds and non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. The Company this fiscal quarter through to September 26, 2023 has raised an additional $5.2 million net of issuance costs through the sale of its common shares.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on June 14, 2023. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., On the Move Experience, LLC and On the OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended August 31, 2023 are not necessarily indicative of the results that may be expected for the entire year.

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

Concentrations

Loans payable

At August 31, 2023 there were $32,200,345 of loans payable, $27,890,506 or 87% of these loans to companies controlled by one individual. At February 28, 2023 there were $31,254,345 of loans payable $26,540,506 or 85% of these loans to companies controlled by the same individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $59,000 and $39,000 provided as of August 31, 2023 and February 28, 2023, respectively. For the three months ended August 31, 2023 , two customers account for 37% of total accounts receivable . For the three months ended August 31, 2022 , four customers account for 54% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of August 31, 2023 and February 28, 2023 there was a valuation reserve of $195,000 and $195,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At August 31, 2023 and February 28, 2023, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the six months ended August 31, 2023 , two customers accounted for 33% of total revenue (2022- 26%).

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending February 28, 2024, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements

Leases

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
August 31, 2023
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$1,104,000	$—	$—	$1,104,000

February 28, 2023
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$979,000	$—	$—	$979,000

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. The amendments in ASU 2020-06 are effective for public entities, excluding smaller reporting companies as defined, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. A reporting entity is not permitted to adopt the guidance in an interim period, other than the first interim period of its fiscal year. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Management is currently evaluating the effect of these provisions on the Company’s financial position and results of operations.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Device rental activities	$343,543	$228,214	$581,692	$468,019

Direct sales of goods and services	42,820	39,270	189,879	184,622
	$386,363	$267,484	$771,571	652,641

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

Below is a summary of our lease assets and liabilities at August 31, 2023 and February 28, 2023.

Leases	Classification	August 31, 2023	February 28, 2023
Assets
Operating	Operating Lease Assets	$1,148,682	$1,208,440
Liabilities
Current
Operating	Current Operating Lease Liability	$239,669	$248,670
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	901,321	950,541
Total lease liabilities		$1,140,990	$1,199,211

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

Rent expense and operating lease cost was $62,541 and $125,083 for the three and six months ended August 31, 2023, respectively, and $63,681 and $133,648 for the three and six months ended August 31, 2022, respectively.

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	August 31, 2023	February 28, 2023
Revenue earning devices	$2,800,522	$2,015,058
Less: Accumulated depreciation	(1,044,294)	(779,839)
	$1,756,228	$1,235,219

During the three and six months ended August 31, 2023 the Company made total additions to revenue earning devices of $341,042 and $785,464, respectively, which were transfers from inventory. During the three and six months ended August 31, 2022 the Company made total additions to revenue earning devices of $251,946 and $426,047, respectively, which were transfers from inventory.

Depreciation expense was $141,614 and $264,455 for the three and six months ended August 31, 2023, respectively, and $116,125 and $187,539 for the three and six months ended August 31, 2022, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FIXED ASSETS

Fixed assets consisted of the following:

	August 31, 2023	February 28, 2023
Automobile	$101,680	$101,680
Demo devices	172,778	69,010
Tooling	101,322	101,322
Machinery and equipment	8,825	8,825
Computer equipment	150,387	150,387
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	14,561	14,561
Leasehold improvements	19,031	15,568
	605,121	497,890
Less: Accumulated depreciation	(276,530)	(182,002)
	$328,591	$315,888

During the three months ended August 31, 2023, the Company made additions of $75,057 which were transfers from inventory. During the six months ended August 31, 2023, the Company made additions of $107,230 of which $103,767 were transfers from inventory with remaining additions of $3,463. During the three months ended August 31, 2022, the Company made additions of $139,946 of which $20,693 were transfers from inventory with remaining additions of $118,983. During the six months ended August 31, 2022, the Company made additions of $233,676 of which $26,479 were transfers from inventory with remaining additions of $207,197.

Depreciation expense was $49,427 and $94,528 for the three and six months ended August 31, 2023, respectively, and $29,668 and $52,249 for the three and six months ended August 31, 2022, respectively.

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

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments. As of March 1, 2021 as a result of the amendment with the first investor noted below. This aggregate asset disposition % was reduced from 43.77 % to 33.77%.

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of August 31, 2023, the Company has accrued $667,634 in Payments of which $431,719 are in arrears. As of February 28, 2023, the Company has accrued $542,177 in Payments of which $325,600 are in arrears. No notices have been sent to the Company.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of August 31, 2023, and February 28, 2023, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months and six months ended August 31, 2023 and year ended February 28, 2023, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both August 31, 2023 and February 28, 2023.

9. RELATED PARTY TRANSACTIONS

For both the three months ended August 31, 2023 and August 31, 2022 , the Company had no repayments of net advances from its loan payable-related party At August 31, 2023, the loan payable-related party was $260,746 and $206,516 at February 28, 2023. Included in the balance due to the related party at August 31, 2023 is $172,265 of deferred salary and interest, $145,500 of which bears interest at 12%. At February 28, 2023, included in the balance due to the related party is $108,000 of deferred salary with $108,000 bearing interest at 12%. The accrued interest included in loan at August 31, 2023 and February 28, 2023 was $23,515 and $15,660 respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and six ended August 31, 2023, the Company accrued $62,000 (2022-$63,000) and $125,000 (2022-$224,500) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At August 31, 2023 and February 28, 2023 there was $1,104,000 and $979,000 of incentive compensation payable.

During the three months ended August 31, 2023 and 2022, the Company was charged $777,260 and $957,395, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the six months ended August 31, 2023 and 2022, the Company was charged $1,659,275 and $1,959,129, respectively for fees for research and development from a company partially owned by a principal shareholder.

10. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2022 and February 28, 2021. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of August 31, 2023 and February 28, 2023, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at August 31, 2023 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1) *	$3,500	22%
December 10, 2020	December 10, 2023	Promissory note	(2)	3,921,168	12%
December 10, 2020	December 10, 2023	Promissory note	(3)	3,054,338	12%
December 10, 2020	December 10, 2023	Promissory note	(4)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(5)	310,375	12%
December 30, 2020	December 30, 2023	Promissory note	(6)	350,000	12%
January 1, 2021	January 1, 2024	Promissory note	(7)	25,000	12%
January 1, 2021	January 1, 2024	Promissory note	(8)	145,000	12%
January 14, 2021	January 14, 2024	Promissory note	(9)	550,000	12%
February 22, 2021	February 22, 2024	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2024	Promissory note	(11)	6,000,000	12%
June 8, 2021	June 8, 2024	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	3,830,360	7%
September 14, 2021	September 14, 2024	Promissory note	(14)	1,650,000	12%
July 28, 2022	July 28, 2023	Promissory note	(15)	—	15%
August 30, 2022	August 30,2024	Promissory note	(16)	3,000,000	15%
September 7, 2022	September 7, 2023	Promissory note	(17)	370,000	15%
September 8, 2022	September 8, 2023	Promissory note	(18)	475,000	15%
October 13, 2022	October 13, 2023	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31,2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 23	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
				$32,200,346

Less: current portion of loans payable				(20,369,986)
Less: discount on non-current loans payable				(4,654,370)
Non-current loans payable, net of discount				$7,175,990

Current portion of loans payable				$20,369,986
Less: discount on current portion of loans payable				(966,767)
Current portion of loans payable, net of discount				$19,403,219

*	In default

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

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

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $52,756 and $92,660, respectively, with an unamortized discount of $100,855 at August 31, 2023.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property.

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $62,143 and $113,188 respectively, with an unamortized discount of $126,148 at August 31, 2023.

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $220,757 and $379,821 respectively, with an unamortized discount of $732,440 at August 31, 2023.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant.. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $175,789 and $330,699 respectively, with an unamortized discount of $463,519 at August 31, 2023.

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the three and six months ended August 31, 2023 there were repayments of $27,000 and $54,000 . respectively on the note.

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $115,344 and $202,274 respectively, with an unamortized discount of $1,27,501 at August 31, 2023.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $3,739 and $9,026 respectively, with an unamortized discount of $0 at August 31, 2023. This loan has been fully repaid.

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $4,736 and $9,293 respectively, with an unamortized discount of $21,576 at August 31, 2023.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $15,479 and $27,821 respectively, with an unamortized discount of $0 at August 31, 2023.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $17,799 and $36,729 respectively, with an unamortized discount of $0 at August 31, 2023.

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s s present and after-acquired property. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $13,295 and $25,585 respectively, with an unamortized discount of $7,325 at August 31, 2023.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(20)	On October 28, 2022 the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At November 30, 2022 the Company has issued 6 tranches as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $2,472 and $4,338 respectively, with an unamortized discount of $343,685 at August 31, 2023.

November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants having a relative fair value of $299,750. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $2,438 and $4,276 respectively, with an unamortized discount of $344,162 at August 31, 2023.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $2,233 and $3,900 respectively, with an unamortized discount of $346,981 at August 31, 2023.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $2,489 and $4,370 respectively, with an unamortized discount of $343,445 at August 31, 2023.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $2,541 and $4,565 respectively, with an unamortized discount of $342,724 at August 31, 2023.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $2,436 and $4,272 respectively, with an unamortized discount of $344,154 at August 31, 2023.

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $2,523 and $3,274 respectively, with an unamortized discount of $342,971 at August 31, 2023.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $2,010 and $2,206 respectively, with an unamortized discount of $350,013 at August 31, 2023.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. For the three and six months ended August 31, 2023, the Company recorded amortization expense of $0 and $0 respectively, with an unamortized discount of $398,983 at August 31, 2023.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary or Preferred Stock Activity

No preferred stock activity during the period.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2023	695	$1.00	10.00
Issued	183	1.00	9.88
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2023	878	$1.00	9.75

During the six months ended August 31, 2023, as part of debt issuance the Company issued 183 Series F Preferred Warrants to a lender for a relative fair value of $947,447. (see Note 11)

Summary of Common Stock Activity

The Company increased authorized common shares from 7,225,000,000 to 10,000,000,000 on August 30, 2023.

For the three months ended August 31, 2023, the Company issued 903,636,004 common shares with gross proceeds of $4,972,795 and net proceeds of $4,796,193 after issuance costs of $176,672. For the six months ended August 31, 2023, the Company issued 1,184,565,194 common shares with gross proceeds of $6,372,989 and net proceeds of $6,115,032 after issuance costs of $257,956. In addition for the three and six months ended the Company issued 6,500,000 shares with a fair value of $ 44,460 as payment for services of $ 83,200. A gain on settlement of debt of $38,640 has been recorded. The Company also issued 12,100,000 previously recorded as issuable shares pursuant to agreements.

The table below represent the common shares issued, issuable and outstanding at August 31, 2023 and February 28, 2023:

Common shares	August 31, 2023	February 28, 2023
Issued	7,039,806,793	5,836,641,599
Issuable	—	12,100,000
Issued, issuable and outstanding	7,039,806,793	5,848,741,599

Summary of Common Stock Warrant Activity

For the three months and six months ended August 31, 2023 and August 31, 2022, the Company recorded a total of $50,713 and $0, and $103,434 and $0 respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2023	314,217,451	$0.114	1.95
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2023	314,217,451	$0.114	1.45

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Option Activity -Employee Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28 , 2023	95,725,000	$0.02	4.75
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(13,025,000)	$0.02	(4.75)
Outstanding at August 31, 2023	82,700,000	$0.02	4.25

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $62,541 and $125,083 for the three and six months ended August 31, 2023, respectively, and $63,681 and $133,648 for the three and six months ended August 31, 2022, respectively.

Maturity of Lease Liabilities	Operating Leases
August 31, 2024	$239,669
August 31, 2025	207,558
August 31, 2026	207,558
August 31, 2027	207,558
August 31, 2028	207,558
August 31, 2029 and after	553,488
Total lease payments	1,623,389
Less: Interest	(482,399)
Present value of lease liabilities	$1,140,990

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Numerator:
Net income (loss) available to common shareholders	$(4,759,728)	$(4,172,865)	$(9,314,919)	$(8,844,551)

Effect of common stock equivalents
Add: interest expense on convertible debt	—	8,543	—	8,737
Add (less) loss (gain) on settlement of debt	—	(3,992)	—	(3,992)
Add (less) loss (gain) on change of derivative liabilities	—	(3,595)	—	(3,595)
Net income (loss) adjusted for common stock equivalents	(4,759,728)	(4,171,909)	(9,314,919)	(8,843,401)

Denominator:
Weighted average shares – basic	6,568,957,612	4,970,040,852	6,266,833,467	4,884,349,362

Net income (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Dilutive effect of common stock equivalents:
Convertible Debt	—	—	—	—
Preferred shares	—	—	—	—
Warrants	—	—	—	—
	—	—	—	—
Denominator:
Weighted average shares – diluted	6,568,957,612	4,970,040,852	6,266,833,467	4,884,349,362

Net income (loss) per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The anti-dilutive shares of common stock equivalents for the three and six months ended August 31, 2023 and 2022 were as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2023	2022	2023	2022

Convertible notes and accrued interest	—	836,425,685	—	836,425,685
Convertible Series F Preferred Shares	24,286,988,436	—	24,286,988,436	—
Stock options and warrants	433,767,451	401,217,451	433,767,451	401,217,451
Total	24,720,755,887	1,237,643,136	24,720,755,887	1,237,643,136

*	On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets. Had these Series F preferred shares been convertible at August 31, 2023 and 2022 the dilutive effects would be as follows:

	For the Three and Six Months Ended
	August 31, 2023	August 31, 2022
Convertible Series F Preferred Shares	—	17,375,422,528

17. SUBSEQUENT EVENTS

Subsequent to August 31, 2023 through to October 12, 2023:

—   The Company issued 120,905,263 common shares pursuant to a share purchase agreement for gross proceeds of $377,224, issuance costs of $8,569 and net proceeds of $368,655.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and six months ended August 31, 2023 and August 31, 2022 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2023, as filed on June 14, 2023 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We encourage everyone to ensure they have the most up to date news by visiting AITX at AITX News - AITX - Artificial Intelligence Technology Solutions.

Management Discussion and Analysis

Results of Operations for the Three Months Ended August 31, 2023 and 2022

The following table shows our results of operations for the three months ended August31, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	August 31, 2023	August 31, 2022	Dollars	Percentage
Revenues	$386,363	$267,484	$118,879	44%
Gross profit	297,349	233,270	64,079	27%
Operating expenses	3,342,601	3,411,702	(69,101)	(2%	)
Loss from operations	(3,045,252)	(3,178,432)	133,180	(4%	)
Other income (expense), net	(1,714,476)	(994,433)	(720,043)	72%
Net Loss	$(4,759,728)	$(4,172,865)	$(586,863)	14%

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	August 31, 2023	August 31, 2022	Dollars	Percentage
Device rental activities	$343,543	$228,214	$115,329	51%
Direct sales of goods and services	42,820	39,270	3,550	9%
	$386,363	$267,484	$118,879	44%

Total revenue for the three-month period ended August 31, 2023 was $386,363 which represented an increase of $118,879 compared to total revenue of $267,484 for the three months ended August 31, 2022. This increase is a result of higher rental sales in the current year’s quarter. Rental activities increased by 51% over the prior year’s quarter as the Company continues to grow its core business.

Gross profit

Total gross profit for the three-month period ended August 31, 2023 was $297,349, which represented an increase of $64,079 compared to gross profit of $233,270 for the three months ended August 31, 2022. The gross profit increased due to the higher sales.. The gross profit % of 77% for the three-month period ended August 31, 2023 was lower than the gross profit % of 87% for the prior year’s corresponding period.

Operating Expenses

	Period
	Three Months Ended	Three Months Ended	Change
	August 31, 2023	August 31, 2022	Dollars	Percentage
Research and development	$794,548	$963,786	$(169,238)	(18%	)
General and administrative	2,294,471	2,238,442	56,029	3%
Depreciation and amortization	191,041	145,793	45,248	31%
Operating lease cost and rent	62,541	63,681	(1,140)	(2%	)
Operating expenses	$3,342,601	$3,411,702	$(69,101)	(2%	)

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended August 31, 2023 and August 31, 2022, were $3,342,601 and $3,411,702, respectively. The overall decrease of $69,101 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $56,029. In comparing the three months ended August 31, 2023 and August 31, 2022 the decrease in G&A was primarily due to decreases in wages and salaries of $130,629 due to reduction in force, stock-based compensation of $68,727, office expenses of $12,885, travel $43,876, and bad debts expense of $31,270 due to fewer slow payers. These decreases were partially offset by an increase in professional fees of $173,170 mostly due compliance and audit fees increase and other G&A increases.

●	Research and development decreased by $169,238 due to a reduction in funding on development of future products.

●	Depreciation and amortization increased by $45,248 due to large increases in revenue earning devices, demo devices, tooling and computer equipment.

●	Operating lease cost and rent decreased by $1,140.

Other Income (Expense)

Other income (expense) consisted of interest. Other income (expense) during the three months ended August 31, 2023 and August 31, 2022, was ($1,714,476) and ($994,433), respectively. The $720,043 increase in other expense was primarily attributable to the increase in interest and amortization of debt due to higher loans.

Net loss

We had a net loss of $4,759,728 for the three months ended August 31, 2023, compared to a net loss of $4,172,865 for the three months ended August 31, 2022. The increase in net loss of $586,863 is primarily a result of higher other expenses consisting of interest and debt amortization costs. This increase was partially offset by higher gross profit and lower operating expenses.

Results of Operations for the Six Months Ended August 31, 2023 and 2022

The following table shows our results of operations for the six months ended August 31, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period
	Six Months Ended	Six Months Ended	Change
	August 31, 2023	August 31, 2022	Dollars	Percentage
Revenues	$771,571	$652,641	$118,930	18%
Gross profit	591,046	324,703	266,343	82%
Operating expenses	6,585,273	6,999,791	(414,518)	(6%	)
Loss from operations	(5,994,227)	(6,675,088)	680,681	(10%	)
Other income (expense), net	(3,320,692)	(2,169,463)	(1,151,229)	53%
Net loss	$(9,314,919)	$(8,844,551)	$(470,368)	5%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Six Months Ended	Six Months Ended	Change
	August 31, 2023	August 31, 2022	Dollars	Percentage
Device rental activities	$581,692	$468,019	$113,673	24%
Direct sales of goods and services	189,879	184,622	5,257	3%
	$771,571	$652,641	$118,930	18%

Total revenue for the six-month period ended August 31, 2023 was $771,571 which represented an increase of $118,930 compared to total revenue of $652,641 for the six months ended August 31, 2022. This increase is a result of higher rental sales as the Company deployed 81more units when comparing these periods.

Gross profit

Total gross profit for the six-month period ended August 31, 2023 was $591,046 which represented an increase of $266,343, compared to gross profit of $324,703 for the six months ended August 31, 2022. The gross profit increased due to the higher sales and higher margin sales. The gross profit % of 77% for the six month period ended August 31, 2023 was higher than the gross profit % of 50% for the prior year’s corresponding period. The direct sales for the six months ended August 31, 2023 consisted of higher proportion of training revenue at higher gross profit vs unit sales for the six months ended August 31, 2022. The gross profit % of 77% for the six month period ended August 31, 2023 was higher than the gross profit % of 50% for the prior year’s corresponding period.

Operating Expenses

	Period
	Six Months Ended	Six Months Ended	Change
	August 31, 2023	August 31, 2022	Dollars	Percentage
Research and development	$1,686,305	$1,987,521	$(301,216)	(15%	)
General and administrative	4,414,902	4,638,834	(223,932)	(5%	)
Depreciation and amortization	358,983	239,788	119,195	50%
Operating lease cost and rent	125,083	133,648	(8,565)	(6%	)
Operating expenses	$6,585,273	$6,999,791	$(414,518)	(6%	)

General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the six-month period ended August 31, 2023 and August 31, 2022, were $6,585,273 and $6,999,791, respectively. The overall decrease of $414,518 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses decreased by $223,932. In comparing the six months ended August 31, 2023 and August 31, 2022 the decrease may be partially explained by the following decreases: wages and salaries by $181,156, stock based compensation by $114,506, subcontractors by $26,541, sales and marketing by $49,346, travel by $39,971, investor relations stock agents and regulatory expenses by $35,772, bad debts expense $120,270 and office expense by $19,972. These were partially offset by increases in the following account: professional fees by $259,677 and other G& A increases.

●	Research and development decreased by $301,216 due to a reduction in funding on development of future products.

●	Depreciation and amortization increased by $119,195 due to the acquisition of ERP computer software, computer equipment tooling, and 81 new revenue earning devices.

●	Operating lease cost and rent decreased by $8,565 due to one less lease in the current period.

Other Income (Expense)

Other income (expense) during the six months ended August 31, 2023 and August 31, 2022, was ($3,320,692) and ($2,169,463), respectively. The $1,151,229 increase in other expense was primarily attributable to the increase in interest and debt amortization expense which is a result of higher loans in 2023.

Net loss

We had a net loss of 9,314,919 for the six months ended August 31, 2023, compared to a net loss of $8,844,551 for the six months ended August 31, 2022. The increase in net loss of $470,368 is primarily a result of higher other expenses consisting of interest and debt amortization costs. This increase was partially offset by higher gross profit and lower operating expenses

Liquidity, Capital Resources and Cash Flows

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

As of August 31, 2023, we had a cash balance of $1,512,112, accounts receivable of $260,671, device parts inventory of $1,689,930 and $28,753,936 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	August 31, 2023	February 28, 2023
Current assets	$4,137,971	$3,438,992
Current liabilities	28,753,936	16,049,593
Working capital	$(24,615,965)	$(12,610,601)

As of August 31, 2023 and February 28, 2023, we had a cash balance of $1,512,112 and $939,759, respectively.

Summary of Cash Flows

Summary of Cash Flows	Six Months Ended August 31, 2023	Six Months Ended August 31, 2022
Net cash used in operating activities	$(6,335,216)	$(6,754,462)
Net cash used in investing activities	$(3,463)	$(207,197)
Net cash provided by financing activities	$6,911,032	$2,676,586

Net cash used in operating activities.

Net cash used in operating activities for the six months ended August 31, 2023 was $6,335,216 which included a net loss of $9,314,919, non-cash activity such as the bad debts expense of $24,730, reduction of right of use asset of $58,220, accretion of lease liability $66,864, stock based compensation of $228,434, gain on settlement of debt of ($38,740) , change in operating assets and liabilities of $968,783, amortization of debt discount of $1,258,198, increase in related party accrued payroll and interest of $54,230 and depreciation and amortization of $358,983 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended August 31, 2023 was $3,463, which was the purchase of fixed assets,

Net cash provided by financing activities.

Net cash provided by financing activities was $6,911,032 for the six months ended August 31, 2023. This consisted of share proceeds net of issuance costs of 6,115,032, proceeds from loans payable of $1,050,000, reduced by repayments on loans payable of $254,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2023, as filed on June 14, 2023.

Related Party Transactions

For both the three months ended August 31, 2023 and August 31, 2022 , the Company had no repayments of net advances from its loan payable-related party. At August 31, 2023, the loan payable-related party was $260,746 and $206,516 at February 28, 2023. Included in the balance due to the related party at August 31, 2023 is $172,265 of deferred salary and interest, $145,500 of which bears interest at 12%. At February 28, 2023, included in the balance due to the related party is $108,000 of deferred salary with $108,000 bearing interest at 12%. The accrued interest included in loan at August 31, 2023 and February 28, 2023 was $23,515 and $15,660 respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and six ended August 31, 2023, the Company accrued $62,000 (2022-$63,000) and $125,000 (2022-$224,500) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At August 31, 2023 and February 28, 2023 there was $1,104,000 and $979,000 of incentive compensation payable.

During the three months ended August 31, 2023 and 2022, the Company was charged $777,260 and $957,395, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the six months ended August 31, 2023 and 2022, the Company was charged $1,659,275 and $1,959,129, respectively for fees for research and development from a company partially owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of August 31, 2023, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of August 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: October 12, 2023	BY: /s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: October 12, 2023	BY: /s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)