Form 10-Q
period 2023-11-30
Artificial Intelligence Technology Solutions Inc.
filed 2024-01-16
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,354,693,227 shares of common stock were issued and outstanding as of January 3, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2023	February 28, 2023*
ASSETS
Current assets:
Cash	$97,478	$939,759
Accounts receivable, net	505,438	265,024
Device parts inventory, net	2,220,159	1,637,899
Prepaid expenses and deposits	691,240	596,310
Total current assets	3,514,315	3,438,992
Operating lease asset	1,115,447	1,208,440
Revenue earning devices, net of accumulated depreciation of $1,209,664 and $779,839, respectively	2,111,896	1,235,219
Fixed assets, net of accumulated depreciation of $326,921 and $182,002, respectively	300,300	315,888
Trademarks	27,080	27,080
Investment at cost	50,000	50,000
Security deposit	17,380	21,239
Total assets	$7,136,418	$6,296,858
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,539,601	$1,343,379
Advances payable- related party	1,594	1,594
Customer deposits	78,467	9,900
Current operating lease liability	229,016	248,670
Current portion of deferred variable payment obligation	764,702	542,177
Loan payable - related party	299,286	206,516
Incentive compensation plan payable	1,166,000	979,000
Current portion of loans payable, net of discount of $1,129,801 and $1,651,597	8,349,678	9,918,389
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	3,992,259	2,761,446
Total current liabilities	16,459,125	16,049,593
Non-current operating lease liability	881,816	950,541
Loans payable, net of discount of $4,305,396 and $4,130,291, respectively	18,688,471	15,554,069
Deferred variable payment obligation	2,525,000	2,525,000
Accrued interest payable	4,774,660	3,060,656
Total liabilities	43,329,072	38,139,859

Commitments and Contingencies
Stockholders' deficit:
Preferred Stock, undesignated; 15,545,650 shares authorized; no shares issued and outstanding at November 30, 2023 and February 28, 2023, respectively	—	—
Series G Convertible Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at November 30, 2023 and February 28, 2023, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 4,350 shares authorized; 2,533 and 2,533 shares issued and outstanding, respectively	2,533	2,533
Common Stock, $0.00001 par value; 10,000,000,000 shares authorized 7,715,143,227 and 5,848,741,599 shares issued, issuable and outstanding, respectively	77,152	58,489
Additional paid-in capital	89,160,341	80,247,252
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(125,535,116)	(112,253,711)
Total stockholders' deficit	(36,192,654)	(31,843,001)
Total liabilities and stockholders' deficit	$7,136,418	$6,296,858

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2023	Three Months Ended November 30, 2022	Nine Months Ended November 30, 2023	Nine Months Ended November 30, 2022

Revenues	$596,980	$402,399	$1,368,551	$1,055,040

Cost of Goods Sold	135,914	125,960	316,439	453,898

Gross Profit	461,066	276,439	1,052,112	601,142

Operating expenses:
Research and development (Note 10)	557,126	813,313	2,243,431	2,800,834
General and administrative	2,009,047	2,123,768	6,423,951	6,762,602
Depreciation and amortization	215,763	92,855	574,746	332,643
Operating lease cost and rent	64,081	61,005	189,164	194,653
Total operating expenses	2,846,017	3,090,941	9,431,292	10,090,732

Loss from operations	(2,384,951)	(2,814,502)	(8,379,180)	(9,489,590)

Other income (expense), net:
Change in fair value of derivative liabilities	—	—	—	3,595
Interest expense	(1,581,533)	(1,271,158)	(4,940,965)	(3,448,208)
Gain (loss) on settlement of debt	—	—	38,740	3,992
Total other income (expense), net	(1,581,533)	(1,271,158)	(4,902,225)	(3,440,621)

Net Loss	$(3,966,484)	$(4,085,660)	$(13,281,405)	$(12,930,211)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income ( loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common share outstanding - basic	7,294,775,879	5,140,405,652	6,606,988,956	4,969,080,716

Weighted average common share outstanding - diluted	7,294,775,879	5,140,405,652	6,606,988,956	4,969,080,716

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2023	3,350,000	$3,350	2,533	$101,619	5,848,741,599	$58,489	$80,247,252	$(112,253,711)	$(31,843,001)
Issuance of shares, net of $81,285 issuance costs	—	—	—	—	280,929,190	2,809	1,316,100	—	1,318,909
Relative fair value of Series F warrants issued with loans payable	—	—	—	—	—	—	947,447		947,447
Stock based compensation	—	—	—	—	—	—	52,721	—	52,721
Net income	—	—	—	—	—	—	—	(4,555,193)	(4,555,193)
Balance at May 31, 2023	3,350,000	$3,350	2,533	$101,619	6,129,670,789	$61,298	$82,563,520	$(116,808,904)	$(34,079,117)
Issuance of shares, net of $176,672 issuance costs	—	—	—	—	903,636,004	9,036	4,787,087	—	4,796,123
Shares as payment for services	—	—	—	—	6,500,000	65	44,395	—	44,460
Stock based compensation	—	—	—	—	—	—	50,713	—	50,713
Net income	—	—	—	—	—	—	—	(4,759,728)	(4,759,728)
Balance at August 31, 2023	3,350,000	$3,350	2,533	$101,619	7,039,806,793	$70,399	$87,445,715	$(121,568,632)	$(33,947,549)
Issuance of shares, net of $56,320 issuance costs	—	—	—	—	675,336,434	6,753	1,405,405	—	1,412,158
Relative fair value of Series F warrants issued with debt	—	—	—	—	—	—	261,759		261,759
Stock based compensation	—	—	—	—	—	—	47,462	—	47,462
Net income	—	—	—	—	—	—	—	(3,966,484)	(3,966,484)
Balance at November 30, 2023	3,350,000	$3,350	2,533	$101,619	7,715,143,227	$77,152	$89,160,341	$(125,535,116)	$(36,192,654)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30, 2023	Nine Months Ended November 30, 2022
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(13,281,405)	$(12,930,211)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	574,746	332,643
Bad debts expense	26,730	224,215
Inventory provision	—	90,000
Reduction of right of use asset	88,378	84,298
Accretion of lease liability	99,248	107,187
Stock based compensation	337,896	481,000
Change in fair value of derivative liabilities	—	(3,595)
Amortization of debt discounts	1,755,897	1,094,388
(Gain) loss on settlement of debt	(38,740)	(3,992)
Increase in related party accrued payroll and interest	92,770	9,720
Changes in operating assets and liabilities:
Accounts receivable	(267,144)	(258,790)
Prepaid expenses	(90,315)	(224,476)
Device parts inventory	(2,004,189)	(805,257)
Accounts payable and accrued expenses	266,666	197,317
Customer deposits	68,567	(7,617)
Operating lease liabilities	(174,874)	(191,485)
Current portion of deferred variable payment obligation for payments	222,525	171,550
Accrued interest payable	2,944,817	1,749,833
Net cash used in operating activities	(9,378,427)	(9,883,272)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(13,903)	(217,601)
Acquisition of trademarks	—	—
Reimbursement of security deposit	3,859	—
Net cash used in investing activities	(10,044)	(217,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	7,527,190	4,657,979
Proceeds from loans payable	1,400,000	2,600,000
Repayment of loans payable	(381,000)	(1,711,009)
Proceeds from convertible debt and warrants issued	—	619,250
Net cash provided by financing activities	8,546,190	6,166,220

Net change in cash	(842,281)	(3,934,653)

Cash, beginning of period	939,759	4,648,146

Cash, end of period	$97,478	$713,493

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$17,726	$405,117
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Transfer from device parts inventory to revenue earning devices	$1,421,979	$672,534
Shares issued for services	$44,460	$—
Exchange of warrants for debt	$—	$3,000,000
Discount applied to face value of loans	$200,000	$434,500
Warrants issued as part of debt	$1,209,206	$—
Exercise of warrants	$—	$97
Series F preferred shares and warrants issued for debt	$—	$1,240,628
Cancellation of Series E preferred shares and common shares	$—	$171

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

For the nine months ended November 30, 2023, the Company had negative cash flow from operating activities of $9,378,427. As of November 30, 2023, the Company has an accumulated deficit of $125,535,116, and negative working capital of $12,944,810. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. The Company year to date November 30, 2023 has raised an additional $7.5 million net of issuance costs through the sale of its common shares and an additional $1.4 million through the issuance of debt. The Company has raised an additional $1.5 million net of issuance costs through the sale of its common shares subsequent to quarter end through to reporting date.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on June 14, 2023. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., On the Move Experience, LLC and On the OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended November 30, 2023 are not necessarily indicative of the results that may be expected for the entire year.

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

Concentrations

Loans payable

At November 30, 2023 there were $32,473,345 of loans payable, $28,190,506 or 87% of these loans to companies controlled by one individual. At February 28, 2023 there were $31,254,345 of loans payable $26,540,506 or 85% of these loans to companies controlled by the same individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $61,000 and $39,000 provided as of November 30, 2023 and February 28, 2023, respectively. For the three months ended November 30, 2023 , three customers account for 61% of total accounts receivable . For the three months ended November 30, 2022, two customers account for 62% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development.  A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of November 30, 2023 and February 28, 2023 there was a valuation reserve of $195,000 and $195,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At November 30, 2023 and February 28, 2023, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the nine months ended November 30, 2023, four customers accounted for 58% of total revenue and for the nine months ended November 30, 2022, two customers accounted for 41% of total revenue.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
November 30, 2023
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$1,166,000	$—	$—	$1,166,000

February 28, 2023
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$979,000	$—	$—	$979,000

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended November 30, 2023	Three Months Ended November 30, 2022	Nine Months Ended November 30, 2023	Nine Months Ended November 30, 2022
Device rental activities	$416,062	$154,628	$997,754	$622,647
Direct sales of goods and services	180,918	247,771	370,797	432,393
	$596,980	$402,399	$1,368,551	$1,055,040

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

Below is a summary of our lease assets and liabilities at November 30, 2023 and February 28, 2023.

Leases	Classification	November 30, 2023	February 28, 2023
Assets
Operating	Operating Lease Assets	$1,115,447	$1,208,440
Liabilities
Current
Operating	Current Operating Lease Liability	$229,016	$248,670
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	881,816	950,541
Total lease liabilities		$1,110,832	$1,199,211

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

Rent expense and operating lease cost was $64,081 and $189,164 for the three and nine months ended November 30, 2023, respectively, and $61,005 and $194,653 for the three and nine months ended November 30, 2022, respectively.

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	November 30, 2023	February 28, 2023
Revenue earning devices	$3,321,560	$2,015,058
Less: Accumulated depreciation	(1,209,664)	(779,839)
	$2,111,896	$1,235,219

During the three and nine months ended November 30, 2023 the Company made total additions to revenue earning devices of $521,037 and $1,306,501, respectively, which were transfers from inventory. During the three and nine months ended November 30, 2022 the Company made total additions to revenue earning devices of $199,047 and $625,094, respectively, which were transfers from inventory.

Depreciation expense was $165,370 and $429,825 for the three and nine months ended November 30, 2023, respectively, and $54,418 and $241,957 for the three and nine months ended November 30, 2022, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FIXED ASSETS

Fixed assets consisted of the following:

	November 30, 2023	February 28, 2023
Automobile	$101,680	$101,680
Demo devices	184,438	69,010
Tooling	101,322	101,322
Machinery and equipment	8,825	8,825
Computer equipment	150,387	150,387
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	17,076	14,561
Leasehold improvements	26,956	15,568
	627,221	497,890
Less: Accumulated depreciation	(326,921)	(182,002)
	$300,300	$315,888

During the three months ended November 30, 2023, the Company made additions of $22,101, $11,661 which were transfers from inventory with remaining additions of $ 10,440. During the nine months ended November 30, 2023, the Company made additions of $129,331 of which $115,428 were transfers from inventory with remaining additions of $13,903. During the three months ended November 30, 2022, the Company made additions of $31,365 of which $19,961 were transfers from inventory with remaining additions of $11,404. During the nine months ended November 30, 2022, the Company made additions of $265,041 of which $47,440 were transfers from inventory with remaining additions of $217,601.

Depreciation expense was $50,393 and $144,921 for the three and nine months ended November 30, 2023, respectively, and $38,437 and $90,686 for the three and nine months ended November 30, 2022, respectively.

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

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of November 30, 2023, the Company has accrued $764,702 in Payments of which $497,149 are in arrears. As of February 28, 2023, the Company has accrued $542,177 in Payments of which $325,600 are in arrears. No notices have been sent to the Company.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of November 30, 2023, and February 28, 2023, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months and nine months ended November 30, 2023 and year ended February 28, 2023, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both November 30, 2023 and February 28, 2023.

9. RELATED PARTY TRANSACTIONS

For both the three months ended November 30, 2023 and November 30, 2022 , the Company had no repayments of net advances from its loan payable-related party At November 30, 2023, the loan payable-related party was $299,286 and $206,516 at February 28, 2023. Included in the balance due to the related party at November 30, 2023 is $222,754 of deferred salary and interest, $183,625 of which bears interest at 12%. At February 28, 2023, included in the balance due to the related party is $108,000 of deferred salary with $108,000 bearing interest at 12%. The accrued interest included in loan at November 30, 2023 and February 28, 2023 was $28,267 and $15,660 respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and nine ended November 30, 2023, the Company accrued $62,000 (2022-$138,000) and $187,000 (2022-$362,500) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At November 30, 2023 and February 28, 2023 there was $1,166,000 and $979,000 of incentive compensation payable.

During the three months ended November 30, 2023 and 2022, the Company was charged $526,723 and $794,460, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the nine months ended November 30, 2023 and 2022, the Company was charged $2,185,998 and $2,735,589, respectively for fees for research and development from a company partially owned by a principal shareholder.

10. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2022 and February 28, 2021. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of November 30, 2023 and February 28, 2023, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at November 30, 2023 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1) *	$3,500	22%
December 10, 2020	March 1, 2025	Promissory note	(2)	3,921,168	12%
December 10, 2020	March 1, 2025	Promissory note	(3)	2,754,338	12%
December 10, 2020	December 10, 2023	Promissory note	(4)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(5)	310,375	12%
December 30, 2020	March 1, 2025	Promissory note	(6)	350,000	12%
January 1, 2021	March 1, 2025	Promissory note	(7)	25,000	12%
January 1, 2021	March 1, 2025	Promissory note	(8)	145,000	12%
January 14, 2021	March 1, 2025	Promissory note	(9)	550,000	12%
February 22, 2021	March 1, 2025	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2024	Promissory note	(11)	6,000,000	12%
June 8, 2021	June 8, 2024	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	3,803,360	7%
September 14, 2021	September 14, 2024	Promissory note	(14)	1,650,000	12%
July 28, 2022	March 1, 2025	Promissory note	(15)	170,000	15%
August 30, 2022	August 30,2024	Promissory note	(16)	3,000,000	15%
September 7, 2022	March 1, 2025	Promissory note	(17)	400,000	15%
September 8, 2022	March 1, 2025	Promissory note	(18)	475,000	15%
October 13, 2022	March 1, 2025	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 23	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
October 27, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
November 30, 2023	October 31, 2025	Purchase Agreement	(21) **	—	35%
				$32,473,346

Less: current portion of loans payable				(9,479,479)
Less: discount on non-current loans payable				(4,305,396)
Non-current loans payable, net of discount				$18,688,471

Current portion of loans payable				$9,479,479
Less: discount on current portion of loans payable				1,129,801
Current portion of loans payable, net of discount				$8,349,678

*	In default
**	Funds received December 1 , 2023, after reporting period.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $100,000 and $300,000 has been repaid the three and nine months ended November 30, 2023. The balance at November 30,2023 is now $2,754,338. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the three and nine months ended November 30, 2023, 2023, the Company recorded amortization expense of $12,878 and $105,538, respectively, with an unamortized discount of $31,106 at November 30, 2023. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the three and nine months ended November 30, 2023, 2023, the Company recorded amortization expense of $16,718 and $129,906 respectively, with an unamortized discount of $50,493 at November 30, 2023. On November 28, 2023, the parties extended the maturity date from January 14, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $82,499 and $462,320 respectively, with an unamortized discount of $426,061 at November 30, 2023. On November 28, 2023, the parties extended the maturity date from February 22, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant.. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. For the three and nine months ended November 30, 2023, 2023, the Company recorded amortization expense of $199,482 and $530,181 respectively, with an unamortized discount of $264,037 at November 30, 2023.

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the three and nine months ended November 30, 2023 there were repayments of $27,000 and $81,000 . respectively on the note.

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. For the three and nine months ended November 30, 2023, 2023, the Company recorded amortization expense of $146,393 and $348,667 respectively, with an unamortized discount of $865,764 at November 30, 2023.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $0 and $9,026 respectively, with an unamortized discount of $0 at November 30, 2023. This loan is in default. No notices have been sent by lender. On November 29, 2023, the parties extended the maturity date from July 28, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $4,923 and $14,216 respectively, with an unamortized discount of $16,552 at November 30, 2023.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $0 and $27,821 respectively, with an unamortized discount of $0 at November 30, 2023. This loan is in default. No notices have been sent by lender. On November 29, 2023, the parties extended the maturity date from September 7, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $0 and $36,729 respectively, with an unamortized discount of $0 at November 30, 2023. This loan is in default. No notices have been sent by lender. On November 29, 2023, the parties extended the maturity date from September 8, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s s present and after-acquired property. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $13,295 and $25,585 respectively, with an unamortized discount of $0 at November 30, 2023. This loan is in default. No notices have been sent by lender. On November 29, 2023, the parties extended the maturity date from October 13, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(20)	On October 28, 2022 the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At November 30, 2022 the Company has issued 6 tranches as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $3,274 and $7,613 respectively, with an unamortized discount of $340,411 at November 30, 2023.

November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants having a relative fair value of $299,750. For the three and nine months ended November 30, 2023, 2023, the Company recorded amortization expense of $3,234 and $7,510 respectively, with an unamortized discount of $340,929 at November 30, 2023.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $2,991 and $6,891 respectively, with an unamortized discount of $343,990 at November 30, 2023.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the three nine months ended November 30, 2023, the Company recorded amortization expense of $3,295 and $7,665 respectively, with an unamortized discount of $340,151 at November 30, 2023.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $3,355 and $7,821 respectively, with an unamortized discount of $339,368 at November 30, 2023.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $3,231 and $7,503 respectively, with an unamortized discount of $340,923 at November 30, 2023.

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $3,335 and $6,608 respectively, with an unamortized discount of $339,637 at November 30, 2023.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $2,723 and $4,930 respectively, with an unamortized discount of $347,290 at November 30, 2023.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $0 and $0 respectively, with an unamortized discount of $398,983 at November 30, 2023.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. For the three and nine months ended November 30, 2023, the Company recorded amortization expense of $2,044 and $2,044 respectively, with an unamortized discount of $309,715 at November 30, 2023.

(21)	On November 30, 2023 , the Company entered into an agreement where the lender will buy pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on April 30,2024 through to April 30, 2025 totaling $477,750. The effective interest rate is 35% per annum. As the proceeds were received on December 1, 2023 , this loan will be recorded next quarter. Secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary or Preferred Stock Activity

No preferred stock activity during the period.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2023	695	$1.00	10.00
Issued	244	1.00	9.88
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at November 30, 2023	939	$1.00	9.50

During the nine months ended November 30, 2023, as part of debt issuance the Company issued 244 Series F Preferred Warrants to a lender for a relative fair value of $1,209,206. (see Note 11)

Summary of Common Stock Activity

The Company increased authorized common shares from 7,225,000,000 to 10,000,000,000 on August 30, 2023.

For the three months ended November 30, 2023, the Company issued 675,336,434 common shares with gross proceeds of $1,468,477 and net proceeds of $1,412,158 after issuance costs of $56,320.

For the nine months ended November 30, 2023, the Company issued 1,859,901,628 common shares with gross proceeds of 7,841,466 and net proceeds of $7,527,190 after issuance costs of $314,276. In addition the Company issued 6,500,000 shares with a fair value of $ 44,460 as payment for services of $ 83,200. A gain on settlement of debt of $38,640 has been recorded. The Company also issued 12,100,000 previously recorded as issuable shares pursuant to agreements.

The table below represent the common shares issued, issuable and outstanding at November 30, 2023 and February 28, 2023:

Common shares	November 30, 2023	February 28, 2023
Issued	7,715,143,227	5,836,641,599
Issuable	—	12,100,000
Issued, issuable and outstanding	7,715,143,227	5,848,741,599

Summary of Common Stock Warrant Activity

For the three months and nine months ended November 30, 2023 and November 30, 2022, the Company recorded a total of $47,462 and $0, and $150,896 and $0 respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2023	314,217,451	$0.114	1.95
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at November 30, 2023	314,217,451	$0.114	1.20

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Option Activity -Employee Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28 , 2023	95,725,000	$0.02	4.75
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(21,275,000)	$0.02	(4.60)
Outstanding at August 31, 2023	74,450,000	$0.02	4.00

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

On March 10, 2021, the Company entered into a 10 year lease agreement for a manufacturing facility at 10800 Galaxie Avenue, Ferndale, Michigan, 48220, commencing on May 1, 2021 through to April 30, 2031 with a minimum base rent of $15,880 per month. The base rent increase by 3% per annum commencing May 1, 2024. The Company paid a security deposit of $15,880.

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $64,081 and $189,164 for the three and nine months ended November 30, 2023, respectively, and $61,005 and $194,653 for the three and nine months ended November 30, respectively.

Summary of rent expense and operating lease cost are recorded over the lease terms on a straight-line basis.

Maturity of Lease Liabilities	Operating Leases
November 30, 2024	$229,016
November 30, 2025	207,558
November 30, 2026	207,558
November 30, 2027	207,558
November 30, 2028	207,558
November 30, 2029 and after	501,599
Total lease payments	1,560,847
Less: Interest	(450,015)
Present value of lease liabilities	$1,110,832

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) available to common shareholders	$(3,966,484)	$(4,085,660)	$(13,281,405)	$(12,930,211)

Effect of common stock equivalents
Add: interest expense on convertible debt	—	22,438	—	27,863
Add: amortization of debt discount	—	78,149	—	90,767
Add (less) loss (gain) on settlement of debt	—	—	—	(3,992)
Add (less) loss (gain) on change of derivative liabilities	—	—	—	(3,595)
Net income (loss) adjusted for common stock equivalents	(3,966,484)	(3,985,073)	(13,281,405)	(12,819,168)

Denominator:
Weighted average shares – basic	7,294,775,879	5,140,405,652	6,606,988,956	4,969,080,176

Net income (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Dilutive effect of common stock equivalents:
Convertible Debt	—	—	—	—
Preferred shares	—	—	—	—
Warrants	—	—	—	—
	—	—	—	—
Denominator:
Weighted average shares – diluted	7,294,775,879	5,140,405,652	6,606,988,956	4,969,080,176

Net income (loss) per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The anti-dilutive shares of common stock equivalents for the three and nine months ended November 30, 2023 and 2022 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022

Convertible notes and accrued interest	—	836,425,685	—	836,425,685
Convertible Series F Preferred Shares*	26,617,244,133	—	26,617,244,133	—
Stock options and warrants	428,667,451	401,217,451	428,667,451	401,217,451
Total	27,045,911,584	1,237,643,136	27,045,911,584	1,237,643,136

*	On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets. Had these Series F preferred shares been convertible at November 30, 2023 and 2022 the dilutive effects would be as follows:

	For the Three and Nine Months Ended
	November 30, 2023	November 30, 2022
Convertible Series F Preferred Shares	—	18,148,779,827

15. SUBSEQUENT EVENTS

Subsequent to November 30, 2023 through to January 12, 2024:

—   The Company issued 639,550 common shares pursuant to a share purchase agreement for gross proceeds of $1,523,258, issuance costs of $62,980 and net proceeds of $1,460,278.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended November 30, 2023 and 2022

The following table shows our results of operations for the three months ended November 30, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	November 30, 2023	November 30, 2022	Dollars	Percentage
Revenues	$596,980	$402,399	$194,581	48%
Gross profit	461,066	276,439	184,627	67%
Operating expenses	2,846,017	3,090,941	(244,924)	(8%	)
Loss from operations	(2,384,951)	(2,814,502)	429,551	(15%	)
Other income (expense), net	(1,581,533)	(1,271,158)	(310,375)	24%
Net Loss	$(3,966,484)	$(4,085,660)	$(119,176)	(3%	)

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	November 30, 2023	November 30, 2022	Dollars	Percentage
Device rental activities	$416,062	$154,628	$261,434	169%
Direct sales of goods and services	180,918	247,771	(66,853)	(27%	)
	$596,980	$402,399	$194,581	48%

Total revenue for the three-month period ended November 30, 2023 was $596,980 which represented an increase of $194,581 compared to total revenue of $402,399 for the three months ended November 30, 2022. This increase is a result of higher rental activities in the current year’s quarter due to 84 new deployments this quarter.

Gross profit

Total gross profit for the three-month period ended November 30, 2023 was $461,066, which represented an increase of $184,627 compared to gross profit of $276,439 for the three months ended November 30, 2022. The gross profit increased due to the higher sales and higher proportion of rental activities at higher margins than direct sales. The gross profit % of 77% for the three-month period ended November 30, 2022 was higher than the gross profit % of 69% for the prior year’s corresponding period.

Operating Expenses

	Period
	Three Months Ended	Three Months Ended	Change
	November 30, 2023	November 30, 2022	Dollars	Percentage
Research and development	$557,126	$813,313	$(256,187)	(31%	)
General and administrative	2,009,047	2,123,768	(114,721)	(5%	)
Depreciation and amortization	215,763	92,855	122,908	132%
Operating lease cost and rent	64,081	61,005	3,076	5%
Operating expenses	$2,846,017	$3,090,941	$(244,924)	(8%	)

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended November 30, 2023 and November 30, 2022, were $2,847,017 and $3,090,941, respectively. The overall decrease of $244,924 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses decreased by $114,721. In comparing the three months ended November 30, 2023 and November 30, 2022 this decrease was primarily due to the following decreases: stock based compensation by $28,598, sales and marketing by $79,451, travel by $30,478, insurance $35,606 and bad debts expense $77,135. These were partially offset by increases in the following accounts: subcontractors by $37,415, wages and salaries $72,071 and other G& A increases.

●	Research and development decreased by $256,187 due to due to a reduction in funding on development of future products.

●	Depreciation and amortization increased by $122,908 due to large increases in revenue earning devices, demo devices, tooling and computer equipment.

●	Operating lease cost and rent increased by $3,076 due to one less lease in the current period.

Other Income (Expense)

Other income (expense) during the three months ended November 30, 2023 and November 30, 2022, was ($1,581,533) and ($1,271,158), respectively. The $310,375 increase in other expense was primarily attributable to the increase in interest and debt amortization expense which is a result of higher loans in 2023.

Net loss

We had a net loss of $3,966,484 for the three months ended November 30, 2023, compared to a net loss of $4,085,660 for the three months ended November 30, 2022. The decrease in net loss of $119,176 is due to a number of factors: higher gross profit and lower general and administrative and other expense offset by higher other expenses in the three months ended November 30, 2023.

Results of Operations for the Nine Months Ended November 30, 2023 and 2022

The following table shows our results of operations for the nine months ended November 30, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period
	Nine Months Ended	Nine Months Ended	Change
	November 30, 2023	November 30, 2022	Dollars	Percentage
Revenues	$1,368,551	$1,055,040	$313,511	30%
Gross profit	1,052,112	601,142	450,970	75%
Operating expenses	9,431,292	10,090,732	(659,440)	(7%	)
Loss from operations	(8,379,180)	(9,489,590)	1,110,410	(12%	)
Other income (expense), net	(4,902,225)	(3,440,621)	(1,461,604)	42%
Net loss	$(13,281,405)	$(12,930,211)	$(351,194)	3%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Nine Months Ended	Nine Months Ended	Change
	November 30, 2023	November 30, 2022	Dollars	Percentage
Device rental activities	$997,754	$622,647	$375,107	60%
Direct sales of goods and services	370,797	432,393	(61,596)	(14%	)
	$1,368,551	$1,055,040	$313,511	30%

Total revenue for the nine-month period ended November 30, 2023 was $1,368,551 which represented an increase of $313,511 compared to total revenue of $1,055,040 for the nine months ended November 30, 2022. This 30% increase was because of higher rental activities due to 220 new deployments year to date November 30, 2023.

Gross profit

Total gross profit for the nine-month period ended November 30, 2023 was 1,052,112 which represented an increase of $450,970, compared to gross profit of $601,142 for the nine months ended November 30, 2022. The gross profit increased due to the 30% higher sales and higher proportion of rental activities at higher margins than direct sales. The gross profit % of 77% for the nine-month period ended November 30, 2023 was higher than the gross profit % of 57% for the prior year’s corresponding period.

Operating Expenses

	Period
	Nine Months Ended	Nine Months Ended	Change
	November 30, 2023	November 30, 2022	Dollars	Percentage
Research and development	$2,243,431	$2,800,834	$(557,403)	(20%	)
General and administrative	6,423,951	6,762,602	(338,651)	(5%	)
Depreciation and amortization	574,746	332,643	242,103	73%
Operating lease cost and rent	189,164	194,653	(5,489)	(3%	)
Operating expenses	$9,431,292	$10,090,732	$(659,440)	(7%	)

General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the six-month period ended November 30, 2023 and November 30, 2022, were $9,431,292 and $10,090,732, respectively. The overall decrease of $659,440 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses decreased by $338,651. In comparing the six months ended November 30, 2023 and November 30, 2022 the decrease may be partially explained by the following decreases: wages and salaries by $18,426, stock based compensation by $143,104, sales and marketing by $128,797, travel by $70,449 and bad debts expense $197,405. These were partially offset by increases in the following accounts: professional fees by $68,350, subcontractors by $63,956 , dues and subscriptions by $ $25,977 and other G& A increases.

●	Research and development decreased by $557,493 due to a reduction in funding on development of future products.

●	Depreciation and amortization increased by $242,103 due to the acquisition of ERP computer software, computer equipment tooling, and 220 new revenue earning devices.

●	Operating lease cost and rent decreased by $5,489 due to one less lease in the current period.

Other Income (Expense)

Other income (expense) during the nine months ended November 30, 2023 and November 30, 2022, was ($4,902,225) and (3,440,621), respectively. The 1,461,604 increase in other expense was primarily attributable to the increase in interest and debt amortization expense which is a result of higher loans in 2023.

Net loss

We had a net loss of $13,281,405 for the nine months ended November 30, 2023, compared to a net loss of $12,930,211 for the nine months ended November 30, 2022. The increase in net loss of $351,194 is primarily a result of higher other expenses consisting of interest and debt amortization costs. This increase was partially offset by higher gross profit and lower operating expenses.

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

As of November 30, 2023, we had a cash balance of $97,478, accounts receivable of $505,438, device parts inventory of $2,220,159 and $16,459,125 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	November 30, 2023	February 28, 2023
Current assets	$3,514,315	$3,438,992
Current liabilities	16,459,125	16,049,593
Working capital	$(12,944,810)	$(12,610,601)

As of November 30, 2023 and February 28, 2023, we had a cash balance of $97,478 and $939,759, respectively.

Summary of Cash Flows

Summary of Cash Flows	Nine Months Ended November 30, 2023	Nine Months Ended November 30, 2022
Net cash used in operating activities	$(9,378,427)	$(9,883,272)
Net cash used in investing activities	$(10,044)	$(217,601)
Net cash provided by financing activities	$8,546,190	$6,166,220

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended November 30, 2023 was $9,378,427 which included a net loss of $13,281,405, non-cash activity such as the bad debts expense of $26,730, reduction of right of use asset of $88,378, accretion of lease liability $99,248, stock based compensation of $337,896, gain on settlement of debt of ($38,740) , change in operating assets and liabilities of $966,052, amortization of debt discount of $1,755,897, increase in related party accrued payroll and interest of $92,770 and depreciation and amortization of $574,746 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended November 30, 2023 was $10,044 which was the purchase of fixed assets of $13,903 offset by reimbursement of security deposit $3,859.

Net cash provided by financing activities.

Net cash provided by financing activities was $8,546,100 for the nine months ended November 30, 2023. This consisted of share proceeds net of issuance costs of 7,527,190, proceeds from loans payable of $1,400,000, reduced by repayments on loans payable of $381,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2023, as filed on June 14, 2023.

Related Party Transactions

For both the three months ended November 30, 2023 and November 30, 2022 , the Company had no repayments of net advances from its loan payable-related party At November 30, 2023, the loan payable-related party was $299,286 and $206,516 at February 28, 2023. Included in the balance due to the related party at November 30, 2023 is $222,754 of deferred salary and interest, $183,625 of which bears interest at 12%. At February 28, 2023, included in the balance due to the related party is $108,000 of deferred salary with $108,000 bearing interest at 12%. The accrued interest included in loan at November 30, 2023 and February 28, 2023 was $28,267 and $15,660 respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and nine ended November 30, 2023, the Company accrued $62,000 (2022-$138,000) and $187,000 (2022-$362,500) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At November 30, 2023 and February 28, 2023 there was $1,166,000 and $979,000 of incentive compensation payable.

During the three months ended November 30, 2023 and 2022, the Company was charged $526,723 and $794,460, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the nine months ended November 30, 2023 and 2022, the Company was charged $2,185,998 and $2,735,589, respectively for fees for research and development from a company partially owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2023, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of November 30, 2023, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of November 30, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: January 16, 2024	BY: /s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: January 16, 2024	BY: /s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)