Form 10-K
period 2024-02-29
Artificial Intelligence Technology Solutions Inc.
filed 2024-05-28
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

or

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2023 based upon the closing price reported on such date was approximately $37,637,910. Shares of voting stock held by each officer and director and by each person who, as of August 31, 2023, may be deemed as have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of May 22 , 2024, there were 10,318,917,383 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

Steve Reinharz, founder of RAD and single largest equity owner of AITX, became CEO on March 2, 2021.

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

AITX core premise at inception was summarized in its paper titled ‘Autonomous Remote Services’. On May 15, 2024, AITX updated it’s mission statement to:

“At AITX, our mission is to shape the future of security and facility management through the deployment of Autonomous Intelligent Response (AIR™) technology. We harness the transformative power of AI and advanced computing to create intelligent, responsive devices and environments that enhance security, safety, and efficiency. “

On May 22, 2024, the Company released an update to Autonomous Remote Services paper called Autonomous Intelligent Response that details the development of relevant technology and the direction of the company. This can be downloaded here: Request AIR Manifesto - AITX - Artificial Intelligence Technology Solutions

AITX Subsidiaries

AITX owns and operates three (4) wholly-owned subsidiaries.

1.	Robotic Assistance Devices, Inc. (RAD I) is the primary operating company of AITX. The company holds the dealer and end-user contracts, employs all US employees, operates the California and Michigan facilities, and is the primary industry-facing entity of AITX. RAD I owns all intellectual property related to RADSoC™, RAD Mobile SOC™, RADGuard™, and their core operating architecture. RAD I owns everything related to AITX’s line of stationary devices and their manufacturing. RAD I also implements and services the devices. This company’s primary website is radsecurity.com and is updated as developments occur.

2.	Robotic Assistance Devices Group, Inc. (RAD G) is RAD G is an AITX subsidiary, separate from RAD I and RAD M, created for the purposes of expected future sales through a channel that is incompatible and non-competitive with RAD I’s existing channel. RAD G is focused on the development of advanced software and electronics solutions and completed a ‘soft-launch’ of it’s ‘RADPACK’ board in December 2022. This hardware is a RAD-designed circuit board designed to power all RAD devices. The company will be working to sell it to other manufacturers that want to create security devices but need a hardware/software solution and want to leverage the investments and network that RAD Inc has built over the years. The company has started to work with a commission-only sales person to start to share this solution in the electric vehicle charger industry. Additional sales materials are under development and company is working to find it’s first adopter. It is expected that this market niche could take several years to develop and as such the company will be looking for clients in the security space and related markets. The Company anticipates no revenues from RADG this fiscal year. This company’s website is radgroup.ai and is updated as developments occur.

3.	Robotic Assistance Devices Mobile, Inc. (RAD M) is RAD M is an AITX subsidiary, separate from RAD I and RAD G, created for the purposes of future developments, partnerships, and marketing in which the company may engage in the future. RAD M is focused on the development of autonomous mobile security and facility management devices, both ground-based and airborne. RAD M’s first solution, the ROAMEO™ unmanned ground vehicle, incorporates RAD M technologies related to the development of artificial intelligence based autonomous driving, perception, and prediction. ROAMEO features technology from RAD I and RAD G to perform its functions. The company believes that it’s developing suite of mobile devices will bring the interactive outdoor, indoor, rugged, commercial security and facility robots to the market. These mobile solutions will complement the stationary systems. The three solutions are the RADDOG™ lineup of quadrupeds and ROAMEO as the outdoor long-running high visibility robot. Previously mentioned RAD M project referenced as ‘Mobile 3’ is on indefinite hold as the stated solutions are given all the development resources. ROAMEO is manufactured, implemented, and maintained by RAD I.

Currently the focus on the RADDOG lineup pushes the completion of ROAMEO 4.0 into later calendar year 2024. RAD M will continue developing additional mobility solutions that RAD I will bring to market.

The Company believes strongly that the next ROAMEO will have significant positive financial impact on the Company. The Company believes demand for this solution is strong based on continued requests for prospects despite no marketing or promotion.

4.	Robotic Assistance Devices Residential, Inc. (RAD R) is the AITX entity developed to bring AIR™ to residential products. The first announced product is called RADCAM™ and is scheduled to be on the market in 2024. RAD R uses technology from RAD Inc. At this moment it is not known if RAD R will be built into a long term entity of AITX or if it will be sold. Other AITX are not meant to be sold.

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

AVA™ 3.0 with STAN™, Security Industry Association NPS Awards, in the category of ‘Access Control Software, Hardware, Devices and Peripherals’

ROSA™ with RAD Light My Way, CBRE Innovation Challenge 2021, in the category of ‘Best Workplace Experience Solution Award’

ROSA 180™, American Security Today 2021 ASTORS Awards, in the categories of ‘Best Robotic Perimeter Protection’ & ‘Best Motion Detection Solution’

ROADMAP & Product Development

RAD’s product line has continued to develop with both new solutions being added and older solutions being phased out. Specifically:

—	SCOT is discontinued although 2 units continue to operate and generate revenue for the Company. Although initial interest was high and several initial deployments continue to operate as intended the solution did not fulfill expected sales targets and as such it was decided not to upgrade it to the ‘3.x’ technology. It has been removed from the price list. A permanent impairment on the Scot has been recorded.

—	Wally & Tom – Wally has been replaced with TOM (‘The Office Manager’) which has many but not all Wally features yet features stronger processing and related technology. Wally’s are being removed and replaced with Toms throughout last calendar year although some Wally’s will continue to operate for a few more years. Notably, the first Wally installation from 2020 continues to operate, is expected to operate for more years and is not scheduled for replacement.

—	ROSA is has completed it’s final version 3.1 production at the time of this filing. Generation 4 has begun production at the time of this filing (May 2024). and features the ‘RADPack Millie Gen 3’ control board from RAD G. This board is expected to significantly reduce assembly time because it requires a significantly less sophisticated wiring harness. The board also allows for better fleet management functionality since the board is 100% designed, programmed by RAD and important features have been included by design. ROSA Gen4 has 65% less production time than 3.1.

—	ROSA has spawned two significant iterations:

○	RIO version. ‘RIO’ is a ROSA Independent Observatory, or in other terms, a solar powered trailer with 1 – 2 ROSA units on top. The current market leader in this space is a company called LiveView, Inc. The Company estimates this market at around 6,000 new trailer deployments per year and is looking to capture up to 10% - 20% of the market within 2 years. As of the time of this writing approximately 200 RIO have been deployed for a variety of clients.

○	ROSA P version: This version has 1 – 2 ROSA attached to a pre-existing pole and powered through that poles lighting power. However, since the lights are generally only powered at night ROSA P has the ability to power the ROSA(s) and a battery pack while the lighting circuit is receiving power. During daylight, when there is no lighting power, ROSA P provides battery power to the 1 – 2 ROSA. As the time of this filing several ROSA P are deployed across three different clients. At the time of this writing approximately 20 iterations are deployed.

—	AVA has evolved into it’s Generation 4 series. This series features more responsive and much brighter touchscreen and a significantly improved 2 way audio system. AVA deployments continue to be more ‘sticky’ than any other RAD deployment because it becomes an essential part of regular facility activity since it allows for vehicle ingress and in some cases egress. AVA has evolved into Generation 4with the completion of the RADPack Millie Gen 3.

RAD’s 4th Generation – AIR Powered

AITX’ AIR™ direction is the basis for the 4th Generation of hardware and software from the AITX subsidiaries. Specifically this has launched RAD I’s 4th Generation ROSA™, RIO™ and AVA ™ products. As of May 2024 the 2024 production has begun for ROSA and RIO. AVA 4th Generation solutions are expected to be in production in June or July. RAD G core product, RADPack, features AIR support with version ‘RADPACK Millie Version C’. This version is built to carry NVIDIA Jetson processors which is a critical component for AIR. RAD M devices, specifically RADDOG and ROAMEO, will all feature AIR solutions.

On the mobility side the Company has made significant progress. Specifically:

—	ROAMEO – version 2 units have been deployed across a number of clients and it was found that the motors are not satisfactory for 100% reliable use. Notably one client has had a ROAMEO for many months, it’s solved their security issue and has achieved important milestones such as 16 hours of perfect autonomous patrols and months of perfect autonomous recharging. However the Company has decided to shut the 2.x program in favor of the 3.x program (which is now being called Generation 4 because it has AIR) for these reasons: 1. The new motors built for 4.x will give much improved performance across the board and this is the type of performance the Company wants to use in a high volume product. Specifically the motors allow for minute operation as a stepper motor, allow for fast speeds, have an integrated safety brake and are suited for safety certifications (critical). 2. Production costs of ROAMEO 3.x are expected to be 50% of 2.0 which was considerably expensive and made it impossible to achieve required profit margins. 3. The sensor package and user payload on 3.0 is refined and focused for reliability. ROAMEO 3.x prototype 1 is 80% at the time of this filing although resources are primarily focused on RADDOG development. At this moment the Company has achieved sophisticated autonomous navigation for ROAMEO and other important technical milestones. Demand and requests for ROAMEO remain high despite not mentioning or promoting it. The Company continues work on it and advises that the first prototype should be complete prior to the end of the fiscal year. A permanent impairment on the version 2 units has been recorded.

—	RADDOG 2LE – This version launched June 6, 2023, and it’s ‘LE’ denotes that it is specifically designed for law enforcement applications. Additional information can be found at raddog.ai. The company has deployed 1 unit to a Michigan police force. Currently the company is developing it’s next version of the RADDOG with it’s manufacturing partner, Unitree. The Company expects to reveal this version around September 2024 and has committed to produce 100 versions.

Software Solutions

RAD has created a variety of front-end and back-end software solutions to power its ecosystem. RADGUARD is customer-facing software (on the touchscreens of RAD’s field devices), and management solutions include RADSOC (Security Operations Center) and RADPMC (Property Management Center).

RAD has developed a variety of utilities that allow automatic over-the-air updates, most of which are within a back-end application called SCOT Manager and RUPERT (‘RAD Utility, Performance, and Efficiency Reporting Tool’).

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

The Company believes that the R&D work it has completed makes AITX’ vision for a single all encompassing security and property technology platform complete. With the addition of the stationary and mobile solutions, plus the ability to integrate existing cameras into the system, RAD can now provide solutions in almost every situation at a cost less than most others. RAD continues to develop and evolve software based on AIR, client requests, new features, scaling and other reasons.

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

We believe that RAD’s high-EQ work culture creates productive, motivated employees that has allowed the Company to weather the difficult period of robot deployments and our transition to 4th generation solutions.

As of May 7 ,2024, the company has 97 full-time equivalent employees with 51 being outside the United States

The Company is focused on sequential product development while sales grow in order to get close to positive cash flow. The Company has shared publicly that it expects to be operationally positive cash flow on a monthly basis towards the end of the 2025 fiscal year.

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

Employees

As of March 7, 2024, we have a headcount of 97 fully dedicated full-time equivalents, including 46 RAD Inc. employees, 28 overseas contractors, and 23 employees of a Canadian research and development company. None of our employees are represented by a union.

We consider our employee relations to be excellent. AITX’ principle shareholder owns a minority interest in the Canadian research and develop company but has not received any compensation of any kind from that company to date.

Accomplishments & Highlights

AITX, and its subsidiaries RAD I, RAD M, RAD G, and RAD R list of accomplishments highlights successes in adding to the strength of its executive leadership team, expanding its sales and distribution channels, launching new products, while growing its presence, visibility and profile within its existing marketplaces. Milestones and accomplishments over the past 12 months include:

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

Discussion on Sales

The sales funnel continues to grow in both quantity and quality. The sales team has matured and stabilized with a Senior Vice President of Sales with four full time direct sales reports. Additional sales drivers are RAD’s President as well as AITX’ CEO. Furthermore operations team members are instrumental in encouraging clients to expand existing systems.

In the fiscal year ended February 28, 2024 RAD added hundreds sales opportunities to the sales funnel. Furthermore several end users expanded their RAD systems with commitments to continue expansion. RAD’s dealer network also grew although the Company will note that dealer performance has fallen short of expectations and is being addressed. An opportunity is mostly defined as an account that is exhibiting a pain that can be solved by RAD, has a budget, and has reached the point in the sales process where they have a quote they can sign.

Management has identified that conversion of accounts from opportunities to clients is improving and has identified some of the reasons for the low conversion rate as well as new tactics to break through these obstacles. Advanced new technology sales often involve multiple decision-makers and require a skilled and passionate internal champion. The security industry breeds risk-averse personnel. The Company is pressing several initiatives to change the industry to create an environment where trying new things in the norm as opposed to the exception. An example of these efforts are the Security Industry Association’s (SIA) upcoming Town Hall where three Fortune 500 security practitioners that have implemented new technologies will share their tips for successful internal selling. AITX will be putting more emphasis on these efforts this year.

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

Management, based on regular conversations with the Company’s largest debt holder, expects no issues regarding pushing out debt deadlines as it has done so in years past. Management confirms the support of this lender and notes the most recent non-convertible $ 4m loan facility.

Management reiterates that the plan continues to be to grow revenues, achieve positive cash flow, reduce debt and prepare for an uplist to Nasdaq. Management estimates that with continued reasonable performance the company could obtain and maintain profitability while working to pay down in preparation for Nasdaq uplist targeted for 2026.

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

	High	Low
Fiscal Year Ended February 29, 2024:
Quarter ended February 29, 2024	$0.02	$0.01
Quarter ended November 30, 2023	$0.02	$0.01
Quarter ended August 31, 2023	$0.02	$0.01
Quarter ended May 31, 2023	$0.01	$0.01

Fiscal Year Ended February 28, 2023:
Quarter ended February 28, 2023	$0.01	$0.00
Quarter ended November 30, 2023	$0.01	$0.00
Quarter ended August 31, 2023	$0.02	$0.01
Quarter ended May 31, 2023	$0.01	$0.01

On May 22, 2024, the closing price per share of the Company’s common stock as quoted on the OTC was $0.0074.

Dividends

To date, we have not paid dividends on shares of the Company’s common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, AITX’s financial condition, and other factors deemed relevant by its Board of Directors.

Holders of Common Stock

As of May 22, 2024, there were 100 holders of AITX’s common stock of which 33 were active. The number of foregoing holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company is authorized to issue 15,000,000,000 shares of common stock, with a par value of $0.00001. The closing price of its common stock on May 22, 2024, as quoted by OTC Markets Group, Inc., was $0.0074. There were 10,318,917,383 shares of common stock issued and outstanding as of May 22, 2024. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the years ended February 29, 2024 and February 28, 2023, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

On September 1, 2022, the Company as part of the afore-mentioned Incentive Stock Option Plan issued 100,000,000 shares to 64 employees. The shares were issued with an exercise price of $0.02, vest after 4 years with a 5 year term having a fair value of $1,020,000. For the year ended February 28, 2023 the Company recorded $122,050 in stock-based compensation. At February 28, 2023 there remains 95,725,000 options outstanding. . For the year ended February 29, 2024 the Company recorded $198,357 in stock-based compensation. At February 28, 2023 there remains 95,725,000 options outstanding.

On September 1, 2023, the Company as an addition to the afore-mentioned Incentive Stock Option Plan issued 114,217,035 shares to 48 employees. The shares were issued with an exercise price of $0.02, vest after 4 years with a 5 year term having a fair value of $593,929. For the year ended February 29, 2024 the Company recorded $74,241 in stock-based compensation.

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance at February 29, 2024.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	188,667.035	$0.02	—

Equity compensation plans not approved by security holders.	—	—	—

Total	188,667,035	$0.02	—

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock. The board of directors is authorized to designate any series of preferred stock up to the total authorized number of shares.

Series B Convertible, Redeemable Preferred Stock

The board of directors has designated 5,000 shares of Series B Convertible, Redeemable Preferred Stock with a par value of $0.001 per share. As of the date of this report, there are no shares of Series B Preferred Stock outstanding. The Series B Convertible Preferred Stock are redeemable at $1,200 per share, rank in priority to common stock and common stock equivalents upon liquidation of the Company, have voting rights on a converted basis and receives quarterly dividends of 8%. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series B Convertible, Redeemable Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by dividing the redemption value by the Conversion Price. The Conversion price is equal to the lower of (1) a fixed price equaling the closing bid price of the Common Stock on the trading day immediately preceding the date of the acquisition of the shares and (2) the lowest traded price of the Common Stock during the ten (10) calendar days immediately preceding, but not including, the Conversion Date. Following an event of default,” as defined in the Purchase Agreement, the Conversion price shall equal the lower of: (a) the then applicable Conversion Price; or (b) a price per share equaling eighty five percent (85%) of the lowest traded price for the Company’s common stock during the fifteen (15) Trading Days immediately preceding, but not including, the Conversion Date. Each share of Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of eight percent (8%) per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company. Any dividends that are not paid a shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 14% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the dividend payment date through and including the date of actual payment in full. On the thirtieth day following the issue date of this Preferred Stock the Company shall have the obligation to redeem one-third of the Preferred Stock outstanding for a redemption price equal to the redemption value of each such share of Preferred Stock, plus any accrued but unpaid dividends, plus all other amounts due to the Holder including, but not limited to Late Fees, liquidated damages and the legal fees and expenses of the Holder’s counsel. On the sixtieth (60th) calendar day following the date Preferred Stock is issued, the Corporation shall have the obligation to redeem one-half of the Preferred Stock then outstanding for the redemption price. On the ninetieth (90th) calendar day following the date Preferred Stock is issued, the Corporation shall have the obligation to redeem all of the Preferred Stock then outstanding for the redemption price. From the date of issuance until the date no shares of Series B Preferred Stock are issued and outstanding, unless Holders of at least 75% in Stated Value of the then outstanding shares of Preferred Stock shall have otherwise given prior written consent, the Corporation shall not, and shall not permit any of the Subsidiaries to, directly or indirectly:

(a) other than Permitted Indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom; (b) other than Permitted Liens, enter into, create, incur, assume or suffer to exist any Liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom; (c) amend its charter documents, including, without limitation, its articles of incorporation and bylaws, in any manner that materially and adversely affects any rights of the Holder; (d) repay, repurchase or offer to repay, repurchase or otherwise acquire of any shares of its Common Stock, Common Stock Equivalents or Junior Securities, other than as to the Conversion Shares as permitted or required under the Transaction Documents: (e) pay cash dividends or distributions on Junior Securities of the Corporation; f) enter into any transaction with any Affiliate of the Corporation which would be required to be disclosed in any public filing with the Commission, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Corporation (even if less than a quorum otherwise required for board approval); or(g) enter into any agreement with respect to any of the foregoing.

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

Series G Redeemable Preferred Stock

The board of directors has designated 100,000 shares of Series G Preferred Stock. As of the date of this report, there are no shares of Series G Preferred Stock outstanding. The Series G preferred stock does not have voting rights, rank prior to all of the Corporation’s common stock and subordinate and junior to all shares of Series F Preferred Stock and pari passu with any of the Corporation’s preferred stock hereafter issued as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary, and does not receive dividends. At any time, the Corporation may, at its option, redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 per share.

Recent Sales of Unregistered Securities

The following is a summary of transactions by AITX involving sales of its securities that were not registered under the Securities Act.

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
Number of shares outstanding February 28, 2017						18
March 7, 2017	conversion	$1,840	$—	$—	$1,840	1
March 22, 2017	conversion	1,971	—	—	1,971	1
March 27, 2017	cancelation***	—	—	—	—	(1)
April 3, 2017	conversion	1,487	3,397	—	4,884	1
April 7, 2017	conversion	1,000	—	—	1,000	1
April 20, 2017	conversion	920	—	—	920	1
April 24, 2017	conversion	6,876	—	—	6,876	1
April 26, 2017	conversion	1,130	—	—	1,130	1
May 2, 2017	conversion	1,130	—	—	1,130	1
May 4, 2017	conversion	1,240	—	—	1,240	1
May 4, 2017	conversion	8,854	—	—	8,854	1
May 8, 2017	conversion	9,296	—	—	9,296	1
May 12, 2017	conversion	1,432	—	—	1,432	1
May 15, 2017	conversion	11,661	—	—	11,661	1
May 15, 2017	conversion	1,550	—	—	1,550	2
May 18, 2017	conversion	13,629	—	—	13,629	2
May 23, 2017	conversion	9,684	3,059	—	12,743	1
May 24, 2017	conversion	1,730	—	—	1,730	2
May 30, 2017	conversion	1,890	—	—	1,890	2
June 7, 2017	conversion	1,985	—	—	1,985	2
June 9, 2017	conversion	2,085	—	—	2,085	2
June 12, 2017	conversion	2,185	—	—	2,185	2
June 14, 2017	conversion	2,295	—	—	2,295	2
June 19, 2017	conversion	2,400	—	—	2,400	2
June 20, 2017	conversion	2,500	—	—	2,500	3
June 20, 2017	conversion	3,000	358	—	3,358	—
June 22, 2017	warrant exercise****	—	—	—	—	3
June 28, 2017	conversion	2,800	—	—	2,800	3
June 28, 2017	warrant exercise****	—	—	—	—	3
July 5, 2017	conversion	3,050	—	—	3,050	3
July 6, 2017	warrant exercise****	—	—	—	—	3
July 7, 2017	warrant exercise****	—	—	—	—	—
July 7, 2017	conversion	3,400	—	—	3,400	3
July 26, 2017	conversion	3,500	—	—	3,500	4
July 28, 2017	conversion	9,750	—	—	9,750	1
July 28, 2017	conversion	4,000	—	—	4,000	4
August 2, 2017	conversion	75,000	—	—	75,000	4
August 2, 2017	conversion	75,000	2,483	—	77,483	4
August 4, 2017	conversion	11,184	—	—	11,184	—
August 14, 2017	conversion	4,500	—	—	4,500	5
August 21, 2017	conversion	4,700	—	—	4,700	5
August 29, 2017	conversion	4,900	—	—	4,900	5
September 5, 2017	conversion	26,250	—	—	26,250	5
September 18, 2017	conversion	27,250	—	—	27,250	5
September 27, 2017	conversion	29,000	—	—	29,000	6
October 16, 2017	conversion	30,500	—	—	30,500	6
October 16, 2017	conversion	10,000	—	—	10,000	—
Number of shares outstanding February 28, 2018						124

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
April 16, 2018	conversion	132,160	—	—	132,160	6
April 26, 2018	conversion	14,500	—	500	15,000	1
May 1, 2018	conversion	26,250	—	—	26,250	3
May 3, 2018	conversion	5,000	—	—	5,000	—
May 7, 2018	conversion	27,900	—	—	27,900	3
May 10, 2018	conversion	32,400	—	—	32,400	4
May 11, 2018	conversion	14,500	—	500	15,000	2
May 15, 2018	conversion	7,060	—	500	7,560	2
May 15, 2018	conversion	8,000	—	—	8,000	1
May 21, 2018	conversion	20,250	—	—	20,250	3
May 22, 2018	conversion	6,075	—	—	6,075	1
May 24, 2018	conversion	13,056	3,300	—	16,356	2
May 30, 2018	conversion	8,182	—	—	8,182	2
May 30, 2018	conversion	15,000	—	—	15,000	3
June 7, 2018	conversion	2,922	—	—	2,922	1
June 18, 2018	conversion	17,000	—	—	17,000	4
June 19, 2018	conversion	14,500	—	500	15,000	3
June 28, 2018	conversion	18,000	—	—	18,000	4
June 28, 2018	cancellation	(7,060)	—	(500)	(7,560)	(2)
July 5, 2018	conversion	14,500	—	500	15,000	4
July 5, 2018	conversion	8,818	—	—	8,818	3
July 11, 2018	conversion	10,200	—	—	10,200	4
July 11, 2018	conversion	14,500	—	500	15,000	5
July 19, 2018	conversion	16,000	—	500	16,500	5
July 19, 2018	conversion	11,000	1,366	—	12,366	4
July 23, 2018	conversion	14,500	—	500	15,000	7
July 25, 2018	conversion	5,000	—	—	5,000	2
July 31, 2018	conversion	11,000	1,455	—	12,455	6
August 24, 2018	conversion	—	15,300	—	15,300	10
August 27, 2018	conversion	5,500	—	500	6,000	10
August 29, 2018	conversion	4,280	—	500	4,780	11
August 30, 2018	conversion	6,000	—	—	6,000	10
August 30, 2018	rounding shares	—	—	—	—	—
August 31, 2018	conversion	20,000	—	—	20,000	11
August 31, 2018	conversion	7,500	—	500	8,000	11
September 5, 2018	conversion	8,800	1,375	—	10,175	13
September 5, 2018	conversion	7,800	—	—	7,800	13
September 7, 2018	conversion	7,000	—	500	7,500	13
September 12, 2018	conversion	5,355	—	—	5,355	15
September 12, 2018	conversion	6,500	—	500	7,000	14
September 13, 2018	conversion	5,395	—	—	5,395	13
September 13, 2018	conversion	3,436	—	500	3,936	14
September 18, 2018	conversion	5,670	—	—	5,670	19
September 20, 2018	conversion	3,448	—	500	3,948	19
September 21, 2018	conversion	6,720	—	—	6,720	19
September 24, 2018	conversion	5,250	—	—	5,250	18
September 26, 2018	conversion	6,132	—	—	6,132	23
September 28, 2018	conversion	3,084	—	500	3,584	23
October 1, 2018	conversion	3,100	—	—	3,100	20
October 3, 2018	conversion	4,030	—	—	4,030	26
October 3, 2018	conversion	2,202	—	500	2,702	25
October 5, 2018	conversion	2,750	485	—	3,235	16
October 5, 2018	conversion	4,449	—	—	4,449	29
October 8, 2018	conversion	8,835	—	—	8,835	105
October 9, 2018	conversion	4,158	—	500	4,658	30

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
October 10, 2018	conversion	4,988	—	—	4,988	29
October 15, 2018	conversion	5,935	—	—	5,935	33
October 18, 2018	conversion	9,000	—	—	9,000	113
October 19, 2018	conversion	4,400	713	—	5,113	33
October 23, 2018	conversion	9,840	—	—	9,840	317
November 1, 2018	conversion	9,400	—	—	9,400	94
November 5, 2018	conversion	6,195	—	—	6,195	52
November 15, 2018	conversion	7,980	—	—	7,980	95
November 27, 2018	conversion	3,850	724	—	4,574	123
December 6, 2018	conversion	4,056	797	—	4,853	141
December 7, 2018	conversion	2,034	—	—	2,034	66
December 10, 2018	conversion	2,367	—	—	2,367	76
December 10, 2018	conversion	2,333	—	500	2,833	91
December 10, 2018	conversion	1,475	—	500	1,975	91
December 10, 2018	conversion	3,348	—	—	3,348	90
December 11, 2018	conversion	2,489	—	—	2,489	80
December 11, 2018	conversion	4,340	—	—	4,340	140
December 12, 2018	conversion	3,500	—	—	3,500	94
December 12, 2018	conversion	6,600	1,306	—	7,906	213
December 13, 2018	conversion	2,408	—	500	2,908	134
December 13, 2018	conversion	3,426	—	—	3,426	111
December 14, 2018	conversion	4,154	—	—	4,154	134
December 18, 2018	conversion	4,368	—	—	4,368	141
December 19, 2018	conversion	3,100	—	500	3,600	160
December 19, 2018	conversion	1,000	3,348	—	4,348	161
December 20, 2018	conversion	—	—	—	—	130
December 20, 2018	conversion	2,155	—	500	2,655	169
December 20, 2018	conversion	3,636	—	—	3,636	117
December 20, 2018	conversion	7,480	1,520	—	9,000	333
December 24, 2018	conversion	2,970	—	—	2,970	110
December 26, 2018	conversion	3,213	—	—	3,213	143
December 27, 2018	conversion	1,870	1,381	—	3,252	120
December 28, 2018	conversion	3,700	—	500	4,200	227
December 31, 2018	conversion	4,869	—	—	4,869	216
December 31, 2018	conversion	5,365	—	—	5,365	290
January 2, 2019	conversion	7,370	1,562	—	8,932	425
January 7, 2019	conversion	3,360	—	—	3,360	240
January 7, 2019	conversion	3,944	—	—	3,944	290
January 8, 2019	conversion	4,080	—	—	4,080	300
January 9, 2019	conversion	3,161	—	500	3,661	317
January 10, 2019	conversion	3,380	—	—	3,380	325
January 11, 2019	conversion	5,280	1,150	—	6,430	397
January 11, 2019	conversion	3,625	—	—	3,625	290
January 14, 2019	conversion	3,400	—	—	3,400	340
January 15, 2019	conversion	4,100	—	—	4,100	410
January 15, 2019	conversion	4,300	—	—	4,300	430
January 17, 2019	conversion	4,800	—	—	4,800	480
January 22, 2019	conversion	4,435	—	—	4,435	504
January 22, 2019	conversion	4,230	—	—	4,230	470
January 23, 2019	conversion	3,816	—	—	3,816	530
January 25, 2019	conversion	3,781	—	—	3,781	556
January 28, 2019	conversion	3,276	—	—	3,276	585
January 29, 2019	conversion	3,690	—	—	3,690	615
January 29, 2019	conversion	3,870	—	—	3,870	645

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
January 30, 2019	conversion	4,080	—	—	4,080	680
January 31, 2019	conversion	4,500	—	—	4,500	750
January 31, 2019	conversion	4,290	—	—	4,290	715
February 4, 2019	conversion	4,740	—	—	4,740	790
February 5, 2019	cancellation	(2,658)	—	—	(2,658)	(17)
February 5, 2019	conversion	4,980	—	—	4,980	830
February 12, 2019	conversion	5,340	—	—	5,340	890
February 14, 2019	conversion	5,236	—	—	5,236	935
February 21, 2019	conversion	4,956	—	—	4,956	900
Number of shares outstanding February 28, 2019						20,026
May 6, 2019	conversion	5,768	—	—	5,768	1,030
May 6, 2019	conversion	15,000	—	—	15,000	882
May 6, 2019	conversion	11,900	—	—	11,900	992
May 7, 2019	conversion	6,048	—	—	6,048	1,080
May 7, 2019	conversion	11,900	—	—	11,900	992
May 8, 2019	conversion	6,384	—	—	6,384	1,140
May 8, 2019	conversion	11,800	—	—	11,800	983
May 8, 2019	conversion	7,312	—	500	7,812	1,240
May 9, 2019	conversion	12,500	—	—	12,500	1,136
May 10, 2019	conversion	7,200	—	—	7,200	655
May 8, 2019	conversion	4,400	—	—	4,400	1,000
May 13, 2019	conversion	7,493	—	—	7,493	1,338
May 13, 2019	conversion	12,650	3,786	—	16,436	1,957
May 21, 2019	conversion	3,281	—	—	3,281	586
May 22, 2019	conversion	11,550	3,526	—	15,076	2,094
July 11, 2019	conversion	11,000	3,984	—	14,984	1,921
July 25, 2019	conversion	8,584	—	—	8,584	2,000
July 30, 2019	conversion	16,940	6,350	—	23,290	3,882
July 31, 2019	conversion	9,872	—	—	9,872	2,300
August 2, 2019	conversion	10,301	—	—	10,301	2,400
August 8, 2019	conversion	21,450	8,170	—	29,620	4,937
August 11, 2019	conversion	10,945	—	—	10,945	2,550
August 11, 2019	conversion	5,837	—	—	5,837	1,360
August 12, 2019	conversion	8,800	—	—	8,800	2,750
August 12, 2019	conversion	13,915	5,337	—	19,252	4,011
August 13, 2019	conversion	3,528	—	—	3,528	1,260
August 14, 2019	conversion	5,920	—	—	5,920	2,960
August 15, 2019	conversion	12,650	4,877	—	17,527	5,842
August 15, 2019	conversion	6,200	—	—	6,200	3,100
August 16, 2019	conversion	8,060	—	—	8,060	4,030
August 19, 2019	conversion	6,784	—	—	6,784	4,240
August 20, 2019	conversion	7,136	—	—	7,136	4,460
August 20, 2019	conversion	12,100	4,705	—	16,805	7,002
August 21, 2019	conversion	4,284	5,628	—	9,912	4,690
August 22, 2019	conversion	—	6,348	—	6,348	5,290
August 23, 2019	conversion	—	4,400	—	4,400	5,500
August 26, 2019	conversion	7,810	3,068	—	10,878	9,065
August 26, 2019	conversion	—	3,416	—	3,416	4,270
August 27, 2019	conversion	—	2,240	—	2,240	2,800
August 29, 2019	conversion	—	5,344	—	5,344	6,680
September 3, 2019	conversion	—	5,616	—	5,616	7,020
September 3, 2019	conversion	6,149	2,449	—	8,598	14,329

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
September 4, 2019	conversion	—	2,956	—	2,956	7,390
September 5, 2019	conversion	—	3,240	—	3,240	8,100
September 6, 2019	conversion	—	3,560	—	3,560	8,900
September 9, 2019	conversion	—	3,752	—	3,752	9,380
September 10, 2019	conversion	—	3,944	—	3,944	9,860
September 10, 2019	conversion	6,826	2,750	—	9,575	15,959
September 11, 2019	conversion	—	4,129	—	4,129	10,300
September 12, 2019	conversion	2,447	2,233	—	4,680	11,700
September 13, 2019	conversion	4,920	—	—	4,920	12,300
September 16, 2019	conversion	2,818	2,342	—	5,160	12,900
September 17, 2019	conversion	—	2,960	—	2,960	7,400
September 18, 2019	conversion	—	4,760	—	4,760	11,900
September 19, 2019	conversion	—	2,920	—	2,920	7,300
September 20, 2019	conversion	202	1,998	—	2,200	5,500
September 25, 2019	conversion	4,506	234	—	4,740	12,600
October 3, 2019	conversion	5,651	349	—	6,000	15,000
October 10, 2019	conversion	3,760	280	—	4,040	10,100
October 25, 2019	conversion	2,584	556	—	3,140	15,700
November 4, 2019	conversion	2,926	354	—	3,280	16,400
November 27, 2019	conversion	2,970	770	—	3,740	18,700
January 3, 2020	conversion	—	2,640	—	2,640	13,200
January 27, 2020	conversion	3,360	—	—	3,360	16,800
February 1, 2020	cancellation	(3,360)	—	—	(3,360)	(16,800)
February 5, 2020	cancellation	—	(640)	—	(640)	(3,200)
February 5, 2020	conversion	—	4,060	—	4,060	20,300
February 29, 2020	rounding shares issuable	—	—	—	—	2,946
Number of shares outstanding February 29, 2020						418,415
March 29, 2020	Conversion	—	2,568	—	2,568	21,400
March 30, 2020	Conversion	742	—	500	1,242	20,700
March 31, 2020	Conversion	—	1,013	—	1,013	21,100
April 3, 2020	Conversion	—	936	—	936	19,500
April 6, 2020	Conversion	868	—	500	1,368	22,800
April 7, 2020	Conversion	—	1,186	—	1,186	24,700
April 7, 2020	Conversion	1,500	—	500	2,000	25,000
April 8, 2020	Conversion	—	1,104	—	1,104	23,000
April 13, 2020	Conversion	—	1,474	—	1,474	30,700
April 14, 2020	Conversion	—	1,272	—	1,272	26,500
April 16, 2020	Conversion	1,456	—	500	1,956	32,600
April 17, 2020	Conversion	—	1,613	—	1,613	33,600
April 20, 2020	Conversion	—	1,776	—	1,776	37,000
April 20, 2020	Conversion	1,200	—	500	1,700	23,611
April 21, 2020	Conversion	—	1,448	—	1,448	31,000
April 23, 2020	Conversion	—	1,773	—	1,773	38,500
April 24, 2020	Conversion	—	1,392	—	1,392	43,500
April 24, 2020	Conversion	1,941	—	500	2,441	42,420
April 27, 2020	Conversion	—	1,469	—	1,469	45,900
April 28, 2020	Conversion	—	781	—	781	24,400
April 28, 2020	Conversion	—	1,376	—	1,376	43,000
April 29, 2020	Conversion	2,400	—	500	2,900	48,333
April 30, 2020	Conversion	—	1,408	—	1,408	44,000
April 30, 2020	Conversion	2,225	—	500	2,725	54,500
May 1, 2020	Conversion	—	1,792	—	1,792	56,009
May 4, 2020	Conversion	—	1,728	—	1,728	54,000
May 4, 2020	Conversion	5,060	2,719	—	7,779	129,643

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
May 4, 2020	Conversion	2,724	—	500	3,224	71,640
May 5, 2020	Conversion	—	2,365	—	2,365	73,900
May 6, 2020	Conversion	3,750	—	500	4,250	78,703
May 7, 2020	Conversion	—	2,170	—	2,170	67,800
May 7, 2020	Conversion	2,640	—	500	3,140	78,500
May 8, 2020	Conversion	—	1,592	—	1,592	59,400
May 11, 2020	Conversion	1,843	—	500	2,343	90,100
May 12, 2020	Conversion	—	2,095	—	2,095	100,700
May 12, 2020	Conversion	1,910	—	500	2,410	95,000
May 12, 2020	Conversion	4,070	2,208	—	6,278	201,231
May 13, 2020	Conversion	—	2,413	—	2,413	116,000
May 14, 2020	Conversion	—	1,936	—	1,936	94,000
May 14, 2020	Conversion	2,698	—	500	3,198	123,000
May 14, 2020	Conversion	3,300	—	500	3,800	121,794
May 15, 2020	Conversion	—	1,764	—	1,764	98,000
May 15, 2020	Conversion	4,510	2,416	—	6,926	232,206
May 18, 2020	Conversion	—	2,728	—	2,728	155,000
May 19, 2020	Conversion	—	2,546	—	2,546	148,000
May 19, 2020	Conversion	3,108	—	500	3,608	164,000
May 19, 2020	Conversion	3,108	—	500	3,608	164,000
May 19, 2020	Conversion	2,450	—	500	2,950	121,399
May 20, 2020	Conversion	—	2,477	—	2,477	144,000
May 21, 2020	Conversion	—	3,560	—	3,560	207,000
May 22, 2020	Conversion	3,600	—	500	4,100	210,000
May 22, 2020	Conversion	5,665	3,112	—	8,777	416,744
May 25, 2020	Conversion	3,238	—	500	3,738	230,000
May 26, 2020	Conversion	—	3,120	—	3,120	240,000
May 27, 2020	Conversion	—	2,280	—	2,280	190,000
May 28, 2020	Conversion	—	2,148	—	2,148	179,000
May 28, 2020	Conversion	6,050	3,347	—	9,397	522,072
May 28, 2020	Rounding shares	—	—	—	—	9
May 29, 2020	Conversion	4,000	—	500	4,500	257,731
June 1, 2020	Conversion	—	2,367	—	2,367	202,000
June 1, 2020	Conversion	4,380	—	—	4,380	300,000
June 1, 2020	Conversion	8,680	—	—	8,680	620,000
June 3, 2020	Conversion	—	3,427	—	3,427	357,000
June 4, 2020	Conversion	4,372	—	500	4,872	435,000
June 4, 2020	Conversion	—	2,554	—	2,554	285,000
June 3, 2020	Conversion	7,095	3,954	—	11,049	754,703
June 4, 2020	Conversion	9,744	—	—	9,744	870,000
June 5, 2020	Conversion	—	3,916	—	3,916	445,000
June 8, 2020	Conversion	4,770	—	—	4,770	530,000
June 8, 2020	Conversion	—	2,980	—	2,980	487,000
June 8, 2020	Conversion	6,600	3,700	—	10,300	1,122,004
June 9, 2020	Conversion	3,593	—	500	4,093	535,000
June 10, 2020	Conversion	4,396	—	500	4,896	640,000
June 10, 2020	Conversion	—	2,472	—	2,472	404,000
June 11, 2020	Conversion	—	2,935	—	2,935	587,000
June 11, 2020	Conversion	4,320	—	—	4,320	720,000
June 12, 2020	Conversion	6,600	3,718	—	10,318	1,433,000
June 15, 2020	Conversion	—	3,126	—	3,126	704,000
June 15, 2020	Conversion	9,435	—	—	9,435	1,700,000
June 15, 2020	Conversion	4,218	—	500	4,718	850,000
June 17, 2020	Conversion	—	3,135	—	3,135	825,000

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
June 17, 2020	Conversion	4,750	—	—	4,750	1,000,000
June 17, 2020	Conversion	5,830	3,303	—	9,133	1,902,773
June 18, 2020	Conversion	—	2,608	—	2,608	815,000
June 18, 2020	Conversion	4,300	—	500	4,800	1,200,000
June 19, 2020	Conversion	3,500	—	500	4,000	1,000,000
June 19, 2020	Conversion	—	2,797	—	2,797	874,000
June 19, 2020	Conversion	6,490	3,686	—	10,176	2,119,985
June 22, 2020	Conversion	—	4,627	—	4,627	1,446,000
June 22, 2020	Conversion	6,930	3,950	—	10,880	2,266,600
June 23, 2020	Conversion	—	5,120	—	5,120	1,600,000
June 22, 2020	Conversion	10,000	—	—	10,000	2,500,000
June 23, 2020	Conversion	6,100	—	500	6,600	1,650,000
June 23, 2020	Conversion	10,120	5,775	—	15,895	3,311,362
June 23, 2020	Conversion	2,488	—	500	2,988	747,000
June 24, 2020	Conversion	8,400	—	—	8,400	2,100,000
June 24, 2020	Conversion	17,200	—	—	17,200	4,300,000
June 24, 2020	Conversion	10,120	5,781	—	15,901	3,312,766
June 24, 2020	Conversion	1,150	—	500	1,650	343,750
June 25, 2020	Conversion	—	7,040	—	7,040	2,200,000
June 25, 2020	Conversion	10,300	—	500	10,800	2,700,000
June 25, 2020	Conversion	11,275	6,448	—	17,723	3,692,421
June 26, 2020	Conversion	—	6,400	—	6,400	2,000,000
June 29, 1930	Conversion	12,800	—	—	12,800	3,200,000
June 29, 2020	Conversion	3,355	485	—	3,840	1,200,000
June 30, 2020	Conversion	4,841	119	—	4,960	1,550,000
June 29, 2020	Conversion	13,000	861	—	13,861	2,887,685
July 1, 2020	Conversion	12,980	—	500	13,480	3,370,000
July 1, 2020	Conversion	22,800	—	—	22,800	5,700,000
July 1, 2020	Conversion	12,485	7,191	—	19,676	4,099,085
July 1, 2020	Conversion	5,222	116	—	5,338	1,668,000
July 2, 2020	Conversion	7,248	112	—	7,360	2,300,000
July 6, 2020	Conversion	16,088	—	—	16,088	4,021,875
July 1, 2020	Conversion	13,250	861	—	14,111	2,945,058
July 6, 2020	Conversion	17,600	10,195	—	27,795	5,790,666
July 7, 2020	Conversion	7,462	538	—	8,000	2,500,000
July 8, 2020	Conversion	6,297	103	—	6,400	2,000,000
July 9, 2020	Conversion	18,150	10,550	—	28,700	5,979,187
July 9, 2020	Conversion	20,000	—	—	20,000	5,000,000
July 10, 2020	Conversion	9,403	197	—	9,600	3,000,000
July 14, 2020	Conversion	—	10,240	—	10,240	3,200,000
July 14, 2020	Conversion	12,000	—	—	12,000	3,000,000
July 14, 2020	Conversion	9,230	370	—	9,600	3,000,000
July 14, 2020	Conversion	12,114	7,082	—	19,196	3,999,234
July 14, 2020	Conversion	24,000	—	—	24,000	6,000,000
July 14, 2020	Conversion	—	12,800	—	12,800	4,000,000
July 16, 2020	Conversion	22,611	13,782	—	36,392	7,581,749
July 17, 2020	Conversion	33,000	18,736	—	51,736	10,645,130
July 20, 2020	Conversion	—	1,600	—	1,600	500,000
July 20, 2020	Conversion	32,000	—	—	32,000	8,000,000
July 20, 2020	Conversion	28,600	16,249	—	44,849	9,237,550
July 20, 2020	Conversion	—	10,560	—	10,560	3,300,000
July 21, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 22, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 22, 2020	Conversion	—	24,000	—	24,000	7,500,000

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
July 23, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 24, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 24, 2020	Conversion	9,000	—	—	9,000	2,000,000
July 24, 2020	Conversion	27,500	15,741	—	43,241	6,863,668
July 27, 2020	Conversion	16,018	182	—	16,200	5,000,000
July 27, 2020	Conversion	—	22,680	—	22,680	7,000,000
July 28, 2020	Conversion	9,150	50	—	9,200	2,500,000
July 29, 2020	Conversion	50,032	7,700	—	57,732	9,785,085
July 29, 2020	Conversion	10,456	44	—	10,500	2,500,000
July 29, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 29, 2020	Conversion	27,500	15,833	—	43,333	6,878,219
July 30, 2020	Conversion	10,463	37	—	10,500	2,500,000
July 30, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 30, 2020	Conversion	57,750	—	—	57,750	11,000,000
July 30, 2020	Conversion	12,570	30	—	12,600	3,000,000
July 31, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 31, 2020	Conversion	23,100	13,330	—	36,430	7,019,333
July 31, 2020	Conversion	6,734	66	—	6,800	2,000,000
August 3, 2020	Conversion	43,500	—	—	43,500	10,000,000
August 3, 2020	Conversion	—	29,400	—	29,400	7,000,000
August 3, 2020	Conversion	—	8,500	—	8,500	2,500,000
August 4, 2020	Conversion	17,985	10,427	—	28,412	5,474,293
August 4, 2020	Conversion		5,800	—	5,800	2,500,000
August 5, 2020	Conversion	27,500	13,979	—	41,479	8,837,286
August 6, 2020	Conversion	33,741	18,759	—	52,500	12,500,000
August 6, 2020	Conversion	—	17,000	—	17,000	5,000,000
August 10, 2020	Conversion	43,294	953	—	44,247	15,000,000
August 11, 2020	Conversion	25,850	15,107	—	40,957	17,065,350
August 11, 2020	Conversion	12,533	10,000	—	22,533	11,268,750
August 12, 2020	Conversion	8,965	5,245	—	14,210	5,920,900
August 14, 2020	Conversion	27,500	15,510	—	43,010	17,920,835
August 14, 2020	Conversion	16,000	—	—	16,000	8,000,000
August 17, 2020	Conversion	—	12,000	—	12,000	6,000,000
August 19, 2020	Conversion	—	12,000	—	12,000	6,000,000
August 19, 2020	Conversion	26,510	15,040	—	41,550	17,312,501
August 27, 2020	Conversion	25,441	10,000	500	35,941	17,970,625
August 28, 2020	Conversion	41,000	—	—	41,000	20,000,000
August 28, 2020	Conversion	38,500	21,894	—	60,394	25,164,027
August 31, 2020	Conversion	39,500	—	500	40,000	20,000,000
September 3, 2020	Conversion	44,990	25,974	—	70,964	29,568,429
September 4, 2020	Conversion	48,100	—	500	48,600	27,000,000
September 10, 2020	Conversion	44,000	19,046	—	63,046	29,188,067
September 14, 2020	Conversion	36,000	—	—	36,000	20,000,000
September 16, 2020	Conversion	36,300	15,858	—	52,158	28,976,854
September 17, 2020	Conversion	30,000	—	—	30,000	20,000,000
September 21, 2020	Conversion	29,700	13,074	—	42,774	35,645,000
September 22, 2020	Conversion	33,500	—	500	34,000	34,000,000
September 22, 2020	Conversion	20,000	—	—	20,000	20,000,000
September 25, 2020	Conversion	27,500	12,179	—	39,679	38,900,867
September 28, 2020	Conversion	21,000	—	—	21,000	30,000,000
September 28, 2020	Conversion	6,850	—	500	7,350	15,000,000
September 29, 2020	Conversion	23,300	—	500	23,800	34,000,000
September 30, 2020	Conversion	27,500	12,410	—	39,910	47,511,901
October 5, 2020	Conversion	27,500	11,991	—	39,491	50,630,340

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
October 5, 2020	Conversion	17,500	—	—	17,500	25,925,926
October 6, 2020	Conversion	5,881	9,360	500	15,741	24,217,169
October 6, 2020	Conversion	6,780	—	500	7,280	16,000,000
October 8, 2020	Conversion	33,000	14,762	—	47,762	61,233,329
October 12, 2020	Conversion	27,500	12,375	—	39,875	66,458,333
October 15, 2020	Conversion	41,800	26,711	—	68,511	114,185,778
October 15, 2020	Conversion	6,500	—	500	7,000	20,000,000
October 21, 2020	Conversion	22,000	10,032	—	32,032	53,386,667
October 26, 2020	Conversion	10,000	5,000	—	15,000	25,000,000
October 29, 2020	Conversion	44,000	20,298	—	64,298	107,164,443
October 29, 2020	Conversion	27,500	14,000	—	41,500	69,166,666
November 2, 2020	Conversion	2,500	142	—	2,642	4,403,700
November 9, 2020	Conversion	38,500	18,044	—	56,544	94,239,448
November 17, 2020	Conversion	38,500	25,450	—	63,950	106,582,783
November 24, 2020	Conversion	40,040	26,655	—	66,695	111,157,519
December 1, 2020	Conversion	44,660	29,938	—	74,598	124,330,726
December 3, 2020	Conversion	38,170	22,938	—	61,108	101,847,067
December 10, 2020	Conversion	78,650	47,584	—	126,234	210,390,074
December 28, 2020	Warrants	—	—	—	1,190	119,000,000
January 1, 2021	Warrants	—	—	—	1,250	125,000,000
January 21, 2021	Warrants	—	—	—	736	73,650,793
January 14, 2021	Warrants	—	—	—	1,300	130,000,000
January 20, 2021	Warrants	—	—	—	323	32,338,030
January 20, 2021	Warrants	—	—	—	1,280	127,992,278
February 3, 2021	Fees	—	—	—	—	5,000,000
February 10, 2021	Warrants	—	—	—	—	75,000,000
February 16, 2021	Warrants	—	—	—	—	14,268,324
February 16, 2021	Warrants	—	—	—	—	130,000,000
February 19, 2021	Conversion	82,500	27,530	—	110,030	4,075,191
February 23, 2021	Warrants	—	—	—	—	42,189,696
February 26, 2021	Warrants	—	—	—	—	24,771,271
Number of shares outstanding February 28, 2021						3,229,426,884

Date	Transaction	Consideration	Shares Issued
March 3, 2021	Conversion of Series F Preferred Shares	40 Series F shares converted	156,978,130
March 23, 2021	Conversion of Series F Preferred Shares	18 Series F shares converted	74,652,380
April 8, 2021	Conversion of Series F Preferred Shares	20 Series F shares converted	84,715,488
June 3, 2021	Exercise of warrants	Cashless exercise of 188,000,000 warrants	182,000,000
June 15, 2021	Exercise of warrants	Cashless exercise of 11,000,000 warrants	9,975,508
June 15, 2021	Debt exchange	$2,545,900 in debt exchanged for common shares	39,167,693
June 15, 2021	Debt Exchange	$5,000,875 in debt exchanged for common shares	76,936,539
July 21, 2021	Exercise of warrants	Cashless exercise of 112,000,000 warrants	108,276,053
July 26, 2021	Common stock issued at previous day bid price per note conversion agreement	Convert a note payable including $275,000 of principal, $16,955 of interest, and $1,750 of fees	10,859,436
August 5, 2021	Common stock issued at previous day bid price per note conversion agreement	Convert a note payable including $550,000 of principal, and $55,000 of interest	20,183,000
September 16, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.03 per share for gross proceeds of $601,499 and net proceeds (after issuance costs) of $563,849	19,943,616
September 24, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.03 per share for gross proceeds of $770,141 and net proceeds (after issuance costs) of $691,336	24,289,716
October 7, 2021	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.02 per share for gross proceeds of $1,182,004 and net proceeds (after issuance costs) of $1,170,788	49,000,000
October 14, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.02 per share for gross proceeds of $1,155,997 and net proceeds (after issuance costs) of $1,090,557	55,166,929
October 19, 2021	Exercise of warrants	Cashless exercise of 52,985,075 warrants	50,000,000
October 25, 2021	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.03 per share for gross proceeds of $2,708,457 and net proceeds (after issuance costs) of $2,600,119	95,368,212
October 27, 2021	Exercise of warrants	Cashless exercise of 47,014,925 warrants	44,770,776
November 11, 2021	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.03 per share for gross proceeds of $1,358,600 and net proceeds (after issuance costs) of $1,345,014	50,000,000
November 24, 2021	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.03 per share for gross proceeds of $1,016,515 and net proceeds (after issuance costs) of $1,006,349	51,400,000
January 3, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $1,275,000 and net proceeds (after issuance costs) of $1,183,725	100,000,000
January 19, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.02 per share for gross proceeds of $1,697,110 and net proceeds (after issuance costs) of $1,577,312	100,000,000
February 8, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $1,412,700 and net proceeds (after issuance costs) of $1,312,811	100,000,000
	Number of shares outstanding February 28, 2022*****		4,733,110,360

Date	Transaction	Consideration	Shares Issued
April 6, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $1,350,6500 and net proceeds (after issuance costs) of $1,255,104	100,000,000
May 25, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $411,729 and net proceeds (after issuance costs) of $390,4761	33,881,576
June 6, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $292,268 and net proceeds (after issuance costs) of $276,630	23,723,044
June 15, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $317,845 and net proceeds (after issuance costs) of $300,927	28,378,983
June 27, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $292,386 and net proceeds (after issuance costs) of $276,742	26,873,732
July 8, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $221,755 and net proceeds (after issuance costs) of $209,643	22,175,543
July 11, 2022	Exercise of warrants	Cashless exercise of 8,250,000 warrants	1,688,178
July 19, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.01 per share for gross proceeds of $163,167 and net proceeds (after issuance costs) of $153,983	16,059,723
July 21, 2022	Exercise of warrants	Cashless exercise of 53,128,210 warrants	8,000,001
August 12, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.009 per share for gross proceeds of $225,065 and net proceeds (after issuance costs) of $212,787	23,841,632
August 22, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.009 per share for gross proceeds of $225,065 and net proceeds (after issuance costs) of $212,787	20,638,478
August 30, 2022	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.009 per share for gross proceeds of $284,290 and net proceeds (after issuance costs) of $281,280	30,000,000
August 31, 2022	Cancellation of common stock	Pursuant to an SEC enforcement action against a lender	(17,116,894)
September 7, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.008 per share for gross proceeds of $167,289 and net proceeds (after issuance costs) of $157,900	20,348,167
September 19, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.008 per share for gross proceeds of $147,542 and net proceeds (after issuance costs) of $139,140	18,260,143
September 30, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 5 day period	$0.007 per share for gross proceeds of $103,152 and net proceeds (after issuance costs) of $96,969	14,820,143
October 12, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $80,278 and net proceeds (after issuance costs) of $75,240	12,543,515
October 20, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $94,361 and net proceeds (after issuance costs) of $88,618	17,094,439
October 31, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $89,237 and net proceeds (after issuance costs) of $83,750	17,705,725
November 9, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $72,964 and net proceeds (after issuance costs) of $68,291	14,710,472

Date	Transaction	Consideration	Shares Issued
November 17, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $80,548 and net proceeds (after issuance costs) of $75,496	15,490,043
November 22, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $354,770 and net proceeds (after issuance costs) of $336,007	66,188,441
December 7, 2022	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.008 per share for gross proceeds of $231,840 and net proceeds (after issuance costs) of $228,840	30,000,000
December 9, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $207,058 and net proceeds (after issuance costs) of $195,680	32,762,396
December 20, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $139,080 and net proceeds (after issuance costs) of $131,102	25,947,874
December 29, 2022	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $135,832 and net proceeds (after issuance costs) of $128,016	28,778,009
January 9, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.004 per share for gross proceeds of $123,603 and net proceeds (after issuance costs) of $116,397	27,589,862
January 17, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $118,338 and net proceeds (after issuance costs) of $111,397	23,858,593
January 20, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $214,971 and net proceeds (after issuance costs) of $203,197	40,174,120
January 27, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $303,216 and net proceeds (after issuance costs) of $287,030	46,792,519
February 6, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.007 per share for gross proceeds of $387,943 and net proceeds (after issuance costs) of $367,521	60,616,138
February 10, 2023	Exercise of warrants	Cashless exercise of 47,000,000 warrants	35,618,378
February 13, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.007 per share for gross proceeds of $652,837 and net proceeds (after issuance costs) of $619,170	90,071,304
February 22, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $511,317 and net proceeds (after issuance costs) of 484,726	81,316,289
February 28, 2023	Common stock issued as penalty pursuant to share purchase agreement	Corresponding adjustment to paid in capital	17,500,000
February 28, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $253,832 and net proceeds (after issuance costs) of $240,115	46,660,225
	Number of shares outstanding February 28, 2023*****		5,836,641,599

Date	Transaction	Consideration	Shares Issued
March 13, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $161,778 and net proceeds (after issuance costs) of $152,664	29,738,664
March 23, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $135,635 and net proceeds (after issuance costs) of $127,828	27,794,000
March 31, 2023	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.005 per share for gross proceeds of $117,378 and net proceeds (after issuance costs) of $110,484	25,740,693
April 12, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.004 per share for gross proceeds of $119,957 and net proceeds (after issuance costs) of $112,934	26,776,130
April 18, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $151,915 and net proceeds (after issuance costs) of $143,294	32,185,352
April 26, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $110,537 and net proceeds (after issuance costs) of $103,985	20,998,702
May 8, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $93,123 and net proceeds (after issuance costs) of $87,442	19,082,597
May 15, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $84,864 and net proceeds (after issuance costs) of $79,595	16,574,891
May 18, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $101,796 and net proceeds (after issuance costs) of $95,681	19,882,043
May 24, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $116,821 and net proceeds (after issuance costs) of $109,954	22,465,568
May 24, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $206,391 and net proceeds (after issuance costs) of $195,046	39,690,550
June 2, 2023	Common stock issued for services	Shares having a fair value of $109,200	2,100,000
June 6, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $688,795 and net proceeds (after issuance costs) of $653,331	110,383,893
June 13, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.008 per share for gross proceeds of $1,129,846 and net proceeds (after issuance costs) of $1,072,329	141,230,730
June 23, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $482,713 and net proceeds (after issuance costs) of $457,552	77,357,815
July 11, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.006 per share for gross proceeds of $621,166 and net proceeds (after issuance costs) of $606,717	112,530,022
July 24, 2023	Common stock issued for services	Shares having a fair value of $118,400	10,000,000
July 24, 2023	Common stock issued for services	Shares having a fair value of $44,460	6,500,000
July 27, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $$634,182 and net proceeds (after issuance costs) of $620,473	121,958,014
August 14, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.005 per share for gross proceeds of $757,212 and net proceeds (after issuance costs) of $741,044	172,093,823
August 29, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.004 per share for gross proceeds of $658,880 and net proceeds (after issuance costs) of $644,678	168,081,707
September 21, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.003 per share for gross proceeds of $377,244 and net proceeds (after issuance costs) of $368,655	120,905,263
October 10, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.002 per share for gross proceeds of $282,315and net proceeds (after issuance costs) of $269,998	110,279,407

Date	Transaction	Consideration	Shares Issued
October 25, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.002 per share for gross proceeds of $272,093 and net proceeds (after issuance costs) of $ 260,185	125,969,163
November 9, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.002 per share for gross proceeds of $255,392 and net proceeds (after issuance costs) of $244,151	133,016,448
November 24, 2023	Common stock issued pursuant to share purchase agreement at 92% VWAP over previous 3 day period	$0.002 per share for gross proceeds of $281,453 and net proceeds (after issuance costs) of $269,169	185,166,153
December 13, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.002 per share for gross proceeds of $1,007,152 and net proceeds (after issuance costs) of $965,841	381,497,000
December 29, 2023	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.002 per share for gross proceeds of $516,106 and net proceeds (after issuance costs) of $494,437	258,053,000
January 16, 2024	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.002 per share for gross proceeds of $775,600 and net proceeds (after issuance costs) of $743,451	312,741,936
February 1, 2024	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.002 per share for gross proceeds of $552,964 and net proceeds (after issuance costs) of $529,821	276,482,220
February 16, 2024	Common stock issued pursuant to share purchase agreement at 85% VWAP over previous 10 day period	$0.002 per share for gross proceeds of $589,667 and net proceeds (after issuance costs) of $565,055	294,833,575
	Number of shares outstanding February 29, 2024		9,238,750,958

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended February 29, 2024 or February 28, 2023.

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

Results of Operations

The following table shows our results of operations for the years ended February 29, 2024 and February 28, 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Year Ended	Year Ended	Change
	February 29, 2024	February 28, 2023	Dollars	Percentage

Revenues	$2,227,559	$1,331,956	$895,603	67%
Gross profit	1,096,457	653,883	442,574	68%
Operating expenses	15,085,869	13,344,563	1,741,306	13%
Loss from operations	(13,989,412)	(12,690,680)	(1,298.732)	10%
Other income (expense), net	(6,719,304)	(5,418,777)	(1,300,527)	(24%)
Net loss	$(20,708,716)	$(18,109,457)	$(2,599,259)	14%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended	Year Ended	Change
	February 29, 2024	February 28, 2023	Dollars	Percentage
Device rental activities	$1,626,207	$754,126	$872,081	116%
Direct sales of goods and services	601,352	577,830	23,522	4%
	$2,227,559	$1,331,956	$895,603	67%

Revenue

Total revenue for the year ended February 29, 2024 was $2,227,559, which represented an increase of $895,603 compared to total revenue of $1,331,956 for the year ended February 28, 2023. Rental activities increased by $872,071 or 116%, as the Company continues to grow its product line and customer base. Direct sales grew by 4% driven by higher training revenue for the year ended February 29, 2024.

Gross profit

Total gross profit for the year ended February 29, 2024 was $1,096,457, which represented an increase of $442,574, compared to total gross profit of $653,883 for the year ended February 28, 2023. The increase is a result of the increase in revenues above, and gross profit % which was 49% for the year ended February 29, 2024 was also 49% for the prior year. The Gross profit % was stable as the increase in higher margin rental activities in the product mix, and overhead being allocated over a higher sales base was offset by a higher inventory provision for the permanent impairment in value of two products that the Company will not be continuing.in their current form

Operating expenses

Operating expenses for the years ended February 29, 2024 and February 28, 2023 comprised of the following:

	Period		Change
	Year Ended February 29, 2024	Year Ended February 28, 2023	Dollars	Percentage

Research and development	$2,878,134	$3,625,468	$(747,334)	(21%)
General and administrative	10,525,531	8,980,709	1,544,822	17%
Depreciation and amortization	854,047	478,115	375,932	79%
Impairment on revenue earning devices	584,177	-	548,177	-
Operating lease cost and rent	260,406	260,271	135	0%
(Gain) loss on disposal of fixed assets	(16,426)	-	(16,426)	-
Operating expenses	$15,085,869	$13,344,563	$1,741,306	13%

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and amortization, operating lease and rent and a (gain) loss on disposal of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the years ended February 29, 2024 and February 28, 2023 were $15,085,869 and $13,344,563, respectively. The overall $1,741,206 increase in operating expenses was primarily attributable to the following changes in operating expenses:

●	Research and development expenses decreased by $747,334 as the Company focused on current product development and spent less money on longer term projects.

●	General and administrative expenses increased by $1,544,822 primarily due to the following changes:

—	For the year ended February 29, 2024 stock based compensation to CEO in equity awards was $1,521,000 with a charge of $272,599 for the Employee Stock Option Plan (ESOP) all totaling $1,793,599 compare with stock based compensation to CEO in equity awards was $499,500 with $118,500 fees paid to consultants and a charge of $ 122,050 for the ESOP all totaling $740,050 for the year ended February 28, 2023. This represents an increase of $1,053,549 in stock based compensation. The stock based compensation for the CEO is payable in Series G and has been deferred until after a year.

—	Wages, salaries and payroll levies for the CEO increased by $731,447 in discretionary bonus charged, $537,747 of which is deferred compensation and will not be paid out this year.

—	Wages, salaries and payroll levies for the staff decreased by $218,382 due to staff reductions early in the fiscal year.

—	Professional fees decreased by $117,726 due to decreases in financial reporting and consulting costs.
—	Office expense increased by $74,476.

—	Freight, duty and brokerage increased by $154,172 due to higher purchases in 2024.

—	Advertising and marketing costs decreased by $179,742 as the Company reduced its promotion efforts.

—	Bad debts expense decreased by $139,989 due to write off of uncollectible accounts in the prior year.

—	Supplies increased slightly by $11,102.

—	Trade shows and travel decreased by $111,752 as a result of less promotional and business travel in fiscal 2024.

—	The remaining increases were distributed amongst other general and administrative accounts such as website design warehouse expense, repairs and maintenance, and utilities amongst others.

●	Operating lease cost and rent increased by $135.There was a new vehicle lease and a lease for premises that expired during the current fiscal year.

●	Depreciation and amortization increased by $375,932 due to the increase in revenue earning devices and demo devices, computer equipment, tooling ,leasehold improvements and manufacturing equipment in fixed assets.

●	(Gain) loss on disposal of fixed assets increased by $16,426 due to a vehicle disposal in 2024 that yielded a gain.

●	Impairment on revenue earning devices was $584,177 for the year ending February 29,2024 due to the discontinuance of two products in their present form. There was no such impairment in the prior year’s period

Other income (expense)

Other income (expense) consisted of the change of fair value of derivative instruments interest expense and gain on settlement of debt. Other income (expense) during the years ended February 29, 2024 and February 28, 2023, was ($6,719,304) and ($5,418,777), respectively.

The change in other income (expense) was due to the following:

●	Change in fair value of derivative liabilities decreased by $3,595 due to the re-valuation of derivative liability on convertible notes that were converted or settled during the prior year ended February 28, 2023. At both February29, 2024 and February 28, 2023 there was no longer any convertible debt.

●	Interest expense increased by $1,331,580. Amortization of debt discounts for the year ended February 29, 2024 of $2,384,163 compared with $1,980,033 for the year ended February 28, 2023. Interest expense was $4,011,681 for the year ended February 29, 2024 compared with $ $3,196,882 for the year ended February 28, 2023. Deferred variable payment obligation (DVPO) expense was $362,200 for the year ended February 29,2024 compared with $216,577 for the year ended February 28, 2023. Interest and debt amortization were both higher during the current year due to approximately $2 million in new debt.

●	Gain on settlement of debt increased by $34,788 due to a settlement in accounts payable during the current fiscal year.

The Company’s loss from operations for the year ended February 29, 2024 was $13,989,412 which represented an increase in loss of $1,298,732 compared to a loss of $12,690,680 for the year ended February 28, 2023. The higher revenues and gross profit in 2024 were offset by higher operating expenses for the reasons set out above. Note that the Company had a net loss of $20,708,716 for the year ended February 29, 2024, as compared to net loss of $18,109,457 for the year ended February 28, 2023. This change is mostly attributable to an increase in other expense and an increase in general and administrative costs.

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

For the year ended February 29, 2024, the Company had negative cash flow from operating activities of $12,951,743. As of February 29, 2024 the Company has an accumulated deficit of $132,962,427 and negative working capital of $18,099,085. Management does not anticipate having positive cash flow from operations in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In March 2023, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period. There remains approximately $21 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways: growing revenues ,through equity proceeds, and issuing non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the period indicated:

	February 29, 2024	February 28, 2023

Current assets	$3,616,566	$3,438,992
Current liabilities	21,715,651	15,070,593
Working capital	$(18,099,085)	$(11,631,601)

As of February 29, 2024 and February 28, 2023, we had a cash balance of $105,926 and $939,759, respectively.

Summary of Cash Flows

	Year Ended February 29, 2024	Year Ended February 28, 2023

Net cash used in operating activities	$(12,951,743)	$(12,577,395)
Net cash provided by (used in) investing activities	$4,194	$(308,402)
Net cash provided by financing activities	$12,113,716	$9,177,410

Net cash used in operating activities for the year ended February 29, 2024 was $12,951,753, which included a net loss of $20,708,716, non-cash activity such as the gain on settlement of debt of ($16,426), amortization of debt discount of $2,384,163, stock based compensation of $1,793,599, reduction in right of use asset $120,131, accretion of lease liability $130,020, increase in related party accrued payroll and interest $105,101, inventory provision of $437,820, impairment on revenue earning devices for $584,177, bad debts expense $42,892, depreciation and amortization of $854,047 and change in operating assets and liabilities of $1,360,189.

Net cash provided by (used in) investing activities.

Net cash provided by investing activities for the year ended February 29, 2024 was $4,194. This consisted of the purchase of fixed assets of ($22,165), proceeds of disposal of fixed asset of $21,000 and reimbursement of security deposit of $5,359.

Net cash provided by (used in) financing activities.

Net cash provided by financing activities was $12,113,716 for the year ended February 29, 2024. This consisted of share proceeds net of issuance costs of $10,825,895 and proceeds from loans payable $1,750,000 offset by repayments of loans payable of $408,000 and net repayments on loan payable-related party of $54,179, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 29, 2024 and February 28, 2023, the Company had no deferred development costs.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

		Fair Value Measurement Using
	Amount at Fair Value	Level 1	Level 2	Level 3
February 29, 2024
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$2,500,000	$—	$—	$2,500,000

February 28, 2023
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$979,000	$—	$—	$979,000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From October 31, 2019 through May 29, 2024, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and LJ Soldinger & Associates LLC (“LJ Soldinger”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 29, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 29, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 29, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; management is dominated by a single individual; use of the inappropriate methodology of allocating proceeds in certain debt transactions and the expensing timing of the related debt discount; use of inappropriate fair values in certain preferred stock issuances and settlements. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 29, 2024.

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

Name	Age	Position
Steven Reinharz (1)	49	Chief Executive Officer, Secretary and Director (2)
Anthony Brenz	63	Chief Financial Officer

(1)	Director as of March 2, 2021
(2)	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

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

Director Compensation

We reimburse our directors for all reasonable ordinary and necessary business-related expenses, but we did not pay any other director’s fees or any other cash compensation for services rendered as a director during the years ended February 29, 2024 and February 28, 2023 to any of the individuals serving on our Board during that period.

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

2024 AND 2023 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary or Fees ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Reinharz	2024	300,000	461,233	1,521,000	—	—	538,767	—	2,821,000
Chief Executive Officer, Chief Financial Officer, Secretary (1)	2023	300,000	280,908	499,500	—	—	—	—	1,080,408

Anthony Brenz	2024	188,813	1,000	—	17,975	—	—	1,200	208,988
Chief Financial Officer (1)	2023	190,000	1,500	—	—	—	—	—	191,500

(1)	Steven Reinharz was appointed Chief Executive Officer, Chief Financial Officer and Secretary on March 2, 2021.Mr.Reinharz ceased being Chief Financial Officer on June 24, 2021 and on that date appointed Anthony Brenz as Chief Financial Officer

(2) Stock awards are payable in Series G and are included in long term liabilities as they will not be paid out in the current year.

Employment Agreements

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

On January 31, 2024 the Company added the following Objective effective March 1, 2022:

Objective # 10 In any fiscal quarter, attrition , measured by loss of recurring monthly revenue does not exceed 10%

Award #10 Two hundred fifty (250) shares of Series G preferred stock.

The fair value of the first two awards was obtained through the use of the Monte Carlo method was $69,350 with a charge to stock- based compensation and a corresponding charge to paid in capital. The fair value of the remaining rewards was determined by calculating the vesting amounts of each reward and then determining for each reporting period the requisite service rendered and applying that against the cash redemption value of the number of shares of Series G issuable for each tier in the agreement. For the period ended February 29, 2024 that amount totaled $1,521,000 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. For the period ended February 28, 2023 that amount totaled $499,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable.

On April 20,2021 an offer letter was agreed with Anthony Brenz for a base salary of $180,000, a discretionary quarterly bonus and future participation in the Employee Stock Option Plan. Employment commenced on April 26, 2021 and Mr. Brenz was appointed the Company’s Chief Financial Officer on June 24, 2021. The base salary was amended to $190,000 on January 1, 2022.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for Mr. Reinharz and Mr Brenz, our sole executive officers outstanding as of February 29, 2024:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven Reinharz	0	10,000,000	10,000,000	$0.15	April 9, 2024	0	0	2,500	$2,500,000
Steven Reinharz	0	30,000,000	30,000,000	$0.25	April 9, 2024
Anthony Brenz	0	0	4,500,000	$0.02	Sept. 1, 2027	4,500,000	$12,825
Anthony Brenz	0	0	10,000,000	$0.02	Sept. 1, 2028	10,000,000	$28,500	0	0

On April 14, 2021, the Shareholders of Series E Preferred Stock and the Board of Directors of our Company (“Board”) approved and adopted the 2021 Incentive Stock Plan (the “2021 Plan”). On August 11, 2022 the Company amended the 2021 Plan increasing the maximum number of shares applicable to the 2021 Plan from 5,000,000 to 100,000,000. On August 14.32023 the Company further amended the plan increasing the maximum shares to 200,000,000.

The purpose of the 2021 Plan is to promote the success of the Company by authorizing incentive awards to retain Directors, executives, selected Employees and Consultants, and reward participants for making major contributions to the success of the Company. The 2021 Plan authorizes the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and stock awards. A total of two hundred million (200,000,000) shares of common stock may be issued under the 2021 Plan. All awards under the 2021 Plan, whether vested or unvested, are subject to the terms of any recoupment, clawback or similar policy of the Company in effect from time to time, as well as any similar provisions of applicable law, which could in certain circumstances require repayment or forfeiture of awards or any shares of stock or other cash or property received with respect to the awards, including any value received from a disposition of the shares acquired upon payment of the awards. The 2021 Plan will be administered by the Board or any Committee authorized by the Board, if applicable, which will have the sole authority to, among other things: construe and interpret the 2021 Plan; make rules and regulations relating to the administration of the 2021 Plan; select participants; and establish the terms and conditions of awards, all in accordance with the terms of the 2021 Plan. The 2021 Plan will remain in effect until April 14, 2031, unless sooner terminated by the Board. Termination will not affect awards then outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At May 22, 2024, we had 10,318,917,383 shares of Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of May 7, 2024, and reflects:

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

	Amount and Nature of	Percent of
Name	Beneficial Ownership (1)	Common Stock (2)

Named Executive Officers and Directors:
Steven Reinharz (3)	34,433,734,378	74.99%
Anthony Brenz	0	0
Mark Folmer	0	0

All executive officers and directors as a group (3 persons)	34,433,734,378	74.99%

5% Shareholders:
Steven Reinharz	34,433,734,378	74.99%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of May 22, 2024 10,318,917,383shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 10,318,917,383shares of the Company’s common stock issued and outstanding as of May 22, 2024.

(3)	Steve Reinharz is a director and the Company’s Chief Executive Officer, Chief Financial Officer and Secretary as well as the CEO of RAD and is the holder of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock. If Mr. Reinharz converted the 2,450 shares of the Company’s Series F Convertible Preferred Stock, he would receive 34,433,734,378 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holders of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for its consideration.

For the years ended February 29, 2024 and February 28, 2023, the Company made net repayments of $54,179 and $0, respectively , to its loan payable-related party. At February 29, 2024, the loan payable-related party was $257,438 and $206,516 at February 28, 2023. As of February 29, 2024, included in the balance due to the related party is $140,013 of deferred salary all of which bears interest at 12%. As of February 28, 2023, included in the balance due to the related party is $108,000 of deferred salary all of which bears interest at 12%. The accrued interest included at February 29, 2024 was $32,468 (February 28, 2023- $15,660).

During the year ended February 28, 2023 pursuant to the amended Employment Agreement with its Chief Executive Officer the Company accrued $1,521,000 as incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. In January 2024 the Company added an Objective 10 which required the accrual of $2,000,000. There was also a net adjustment reduction of $479,000 for objectives accrued for but not met.

At February 28, 2023, the balance of incentive compensation plan payable was $979,000. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share.

During the year ended February 29, 2024, the Company accrued $538,767 in deferred compensation for the CEO. This was in accordance with a December 2023 board action allowing for $ 1 million of discretionary compensation. The Company had already recorded $461,233 in bonus compensation. There was no deferred compensation for the year ended February 28, 2023, the Company recorded a bonus to the CEO of $280,908.

During the years ended February 29, 2024 and February 28, 2023, the Company was charged $2,810,839 and $3,578,981, respectively in consulting fees for research and development to a company partially owned by a principal shareholder included in research and development expenses. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at both February 29, 2024 and February 28, 2023 the balance due to this company was $76,532.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 31, 2019 the Board of Directors of the Company approved and ratified the engagement (“Engagement”) of LJ Soldinger & Associates LLC (“LJ Soldinger”) as the Company’s new independent registered public accounting firm..

The following table shows the fees that were billed for the audit and other services provided by LJ Soldinger for the fiscal years ended February 29, 2024 and February 28, 2023.

2024
Audit Fees	$422,540
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$422,540

2023
Audit Fees	$298,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$298,000

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: May 28, 2024	By:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer

Date: May 28, 2024	By:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Reinharz	President, Chief Executive Officer and Director (principal executive officer)	May 28, 2024
Steven Reinharz

/s/ Anthony Brenz	Chief Financial Officer (principal financial and accounting officer)	May 28, 2024
Anthony Brenz

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Artificial Intelligence Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artificial Intelligence Technology Solutions, Inc. and its subsidiaries (the “Company”) as of February 29, 2024 and February 28, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended February 29, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024, and February 28, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss of approximately $20.7 million, an accumulated deficit of approximately $133.0 million and stockholders’ deficit of approximately $40.2 million as of and for the year ended February 29, 2024, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

May 9, 2024, except for Note 17, as to which the date is May 28, 2024

We have served as the Company’s auditor since 2019.

PCAOB Audit ID: 318

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2024	February 28, 2023
ASSETS
Current assets:
Cash	$105,926	$939,759
Accounts receivable, net	756,084	265,024
Device parts inventory, net	2,131,599	1,637,899
Prepaid expenses and deposits	622,957	596,310
Total current assets	3,616,566	3,438,992
Operating lease asset	1,139,188	1,208,440
Revenue earning devices, net of accumulated depreciation of $952,844 and $779,839, respectively	2,480,002	1,235,219
Fixed assets, net of accumulated depreciation of $349,878 and $182,002, respectively	268,075	315,888
Trademarks	27,080	27,080
Investment at cost	50,000	50,000
Security deposit	15,880	21,239
Total assets	$7,596,791	$6,296,858
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,032,707	$1,343,379
Advances payable- related party	1,594	1,594
Customer deposits	73,702	9,900
Current operating lease liability	237,653	248,670
Current portion of deferred variable payment obligation	904,377	542,177
Loan payable - related party	257,438	206,516
Deferred compensation for CEO	538,767	—
Current portion of loans payable, net of discount of $688,598 and $1,651,597	13,190,882	9,918,389
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	4,440,009	2,761,446
Total current liabilities	21,715,651	15,070,593
Non-current operating lease liability	889,360	950,541
Loans payable, net of discount of $4,118,332 and $4,130,291, respectively	14,798,532	15,554,069
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	2,500,000	979,000
Accrued interest payable	5,367,805	3,060,656
Total liabilities	47,796,348	38,139,859

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,535,000 shares authorized; no shares issued and outstanding at February 29, 2024 and February 28, 2023, respectively	—	—
Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly,$1,200 stated value, 5,000 shares authorized, no shares issued and outstanding at February 29, 2024 and February 28, 2023, respectively
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at February 29, 2024 and February 28, 2023, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,533 and 2,533 shares issued and outstanding, respectively	2,533	2,533
Common Stock, $0.00001 par value; 15,000,000,000 shares authorized 9,238,750,958 and 5,848,741,599 shares issued, issuable and outstanding, respectively	92,388	58,489
Additional paid-in capital	92,565,513	80,247,252
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(132,962,427)	(112,253,711)
Total stockholders’ deficit	(40,199,557)	(31,843,001)
Total liabilities and stockholders’ deficit	$7,596,791	$6,296,858

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 29, 2024	Year Ended February 28, 2023

Revenues	$2,227,559	$1,331,956

Cost of Goods Sold	1,131,102	678,073

Gross Profit	1,096,457	653,883

Operating expenses:
Research and development (note 9)	2,878,134	3,625,468
General and administrative	10,525,531	8,980,709
Depreciation and amortization	854,047	478,115
Impairment on revenue earning devices	584,177	—
Operating lease cost and rent	260,406	260,271
(Gain) loss on disposal of fixed assets	(16,426)	—
Total operating expenses	15,085,869	13,344,563

Loss from operations	(13,989,412)	(12,690,680)

Other income (expense), net:
Change in fair value of derivative liabilities	—	3,595
Interest expense	(6,758,044)	(5,426,364)
Gain (loss) on settlement of debt	38,740	3,992
Total other income (expense), net	(6,719,304)	(5,418,777)

Net Loss	$(20,708,716)	$(18,109,457)

Net loss per share - basic	$(0.00)	$(0.00)

Net loss per share - diluted	$(0.00)	$(0.00)

Weighted average common share outstanding – basic and diluted	7,080,914,317	5,091,857,082

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	Series E		Series F		Series G				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2022	3,350,000	3,350	2,532	101,618	—	$—	4,735,210,360	$47,353	$73,015,576	$(94,144,254)	$(20,976,357)
Issuance of shares net of $447,858 issuance costs	—	—	—	—	—	—	1,057,841,576	10,579	7,760,590	—	7,771,169
Cashless exercise of 108,378,210 warrants	—	—	—	—	—	—	45,306,557	453	(453)	—	—
Penalty shares issued pursuant to a share purchase agreement	—	—	—	—	—	—	17,500,000	175	(175)	—	—
Relative fair value of Series F warrants issued with debt	—	—	1	1	—	—	—	—	1,201,127	—	1,201,128
Relative fair value of warrants issued with debt	—	—	—	—	—	—	—	—	990,467	—	990,467
Fair value of 955,000,000 warrants cancelled for debt issuance	—	—	—	—	—	—	—	—	(2,960,500)	—	(2,960,500)
Shares issued for services	—	—	—	—	—	—	10,000,000	100	118,400	—	118,500
Cancelled shares	—	—	—	—	—	—	(17,116,894)	(171)	171	—	—
Stock based compensation - employee stock option plan	—	—	—	—	—	—	—	—	122,050	—	122,050
Rounding	—	—	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	—	—	—	(18,109,457)	(18,109,457)
Balance at February 28, 2023	3,350,000	$3,350	2,533	$101,619	—	$—	5,848,741,599	$58,489	$80,247,252	$(112,253,711)	$(31,843,001)

	Series E		Series F		Series G				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2023	3,350,000	3,350	2,533	101,619	—	$—	5,848,741,599	$58,489	$80,247,252	$(112,253,711)	$(31,843,001)
Issuance of shares net of $457,060 issuance costs	—	—	—	—	—	—	3,383,509,359	33,834	10,792,061	—	10,825,895
Relative fair value of Series F warrants issued with debt	—	—	—	—	—	—	—	—	1,209,206	—	1,209,206
Shares issued for services	—	—	—	—	—	—	6,500,000	65	44,395	—	44,460
Stock based compensation - employee stock option plan	—	—	—	—	—	—	—	—	272,599	—	272,599
Net income	—	—	—	—	—	—	—	—	—	(20,708,716)	(20,708,716)
Balance at February 29, 2024	3,350,000	$3,350	2,533	$101,619	—	$—	9,238,750,958	$92,388	$92,565,513	$(132,962,427)	$(40,199,557)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 29, 2024	Year Ended February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,708,716)	$(18,109,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	854,047	478,115
Impairment on revenue earning devices	584,177	—
Inventory provision	437,820	130,000
(Gain) loss on disposal of fixed assets	(16,426)	—
Bad debts expense	42,892	45,110
Reduction of right of use asset	120,131	112,396
Accretion of lease liability	130,020	141,631
Stock based compensation	1,793,599	740,050
Change in fair value of derivative liabilities	—	(3,595)
Amortization of debt discounts	2,384,163	1,980,033
(Gain) loss on settlement of debt	(38,740)	(3,992)
Increase (decrease) in related party accrued payroll and interest	105,101	12,960
Changes in operating assets and liabilities:
Accounts receivable	(533,952)	119,335
Prepaid expenses	(29,591)	(141,734)
Device parts inventory	(3,549,121)	(1,161,047)
Accounts payable and accrued expenses	1,294,286	374,529
Accrued expense, related party	—	—
Customer deposits	63,802	(100)
Operating lease liability payments	(233,147)	(254,028)
Current portion of deferred variable payment obligations for Payments	362,200	216,577
Accrued interest payable	3,985,712	2,745,822
Net cash used in operating activities	(12,951,743)	(12,577,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(22,165)	(258,402)
Purchase of investment	—	(50,000)
Reimbursement of security deposit	5,359	—
Proceeds on disposal of fixed assets	21,000	—
Net cash used in investing activities	4,194	(308,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	10,825,895	7,771,169
Proceeds from convertible notes payable	—	619,250
Repayment of convertible debt	—	(750,000)
Net borrowings loan payable-related party	(54,179)	—
Proceeds from loans payable	1,750,000	3,300,000
Repayment of loans payable	(408,000)	(1,763,009)
Net cash provided by financing activities	12,113,716	9,177,410

Net change in cash	(833,833)	(3,708,387)

Cash, beginning of period	939,759	4,648,146

Cash, end of period	$105,926	$939,759

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$17,726	$451,192
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Right of use asset for lease liability	$47,934	$—
Transfer from device parts inventory to fixed assets	$2,291,421	$932,805
Proceeds of fixed asset disposition to loan payable , related party	$21,000	$—
Shares issued for services	$44,460	$—
Deferred compensation	$538,767	$—
Discount applied to face value of loans	$200,000	$1,797,645
Series F warrants issued along with debt	$1,209,206	$—
Exchange of common share warrants for debt	$—	$3,000,000
Refund on abandoned trademarks	$—	$1,643
Penalty shares pursuant to a share purchase agreement	$—	$171
Exercise of warrants	$—	$453

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

For the year ended February 29, 2024, the Company had negative cash flow from operating activities of $12,951,743. As of February 29, 2024 the Company has an accumulated deficit of $132,962,427 and negative working capital of $18,099,085. Management does not anticipate having positive cash flow from operations in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In March 2023, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period. There remains approximately $21 million left to issue under this arrangement.. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways : growing revenues ,through equity proceeds, and issuing non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

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

Concentrations

Loans payable

At February 29, 2024 there were $32,796,345 of loans payable, $28,540,506 or 87% of these loans to companies controlled by one individual. At February 28, 2023 there were $31,254,345 of loans payable, $26,540,506 or 85% of these loans to companies controlled by one individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for credit losses. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $68,000 and $39,000 provided as of February 29, 2024 and February 28, 2023, respectively. For the year ended February 29, 2024 , three customers account for 72% of total accounts receivable . For the year ended February 28, 2023 , three customers account for 48% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. At February 29, 2024 and at February 28, 2023 there was a valuation reserve of $959,000 and $195,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 29, 2024 and February 28, 2023, the Company had no deferred development costs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.. For the year ended February 29, 2024 , three customers accounted for 56% of total revenue and for the year ended February 28, 2023 , two customers accounted for 45% of total revenue.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending February 29, 2024, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
February 29, 2024
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$2,500,000	$—	$—	$2,500,000

February 28, 2023
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$979,000	$—	$—	$979,000

The Company recorded stock based compensation of $1,521,000 and $499,500 for the years ended February 29, 2024 and February 28, 2023 with corresponding adjustments to incentive compensation plan payable.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. The amendments in ASU 2020-06 are effective for public entities, excluding smaller reporting companies as defined, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. A reporting entity is not permitted to adopt the guidance in an interim period, other than the first interim period of its fiscal year. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Management is currently evaluating the effect of these provisions on the Company’s financial position and results of operations

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended February 29, 2024	Year Ended February 28, 2023
Device rental activities	$1,626,207	$754,126
Direct sales of goods and services	601,352	577,830
	$2,227,559	$1,331,956

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

Below is a summary of our lease assets and liabilities at February 29, 2024 and February 28, 2023.

Leases	Classification	February 29, 2024	February 28, 2023
Assets
Operating	Operating Lease Assets	$1,139,188	$1,208,440
Liabilities
Current
Operating	Current Operating Lease Liability	$237,653	$248,670
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	889,360	950,541
Total lease liabilities		$1,127,013	$1,199,211

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

Operating lease cost and rent was $260,406 and $260,271 for both the twelve months ended February 29, 2024 and February 28, 2023, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT

On December 23, 2022 the Company entered into a Simple Agreement for Future Equity (SAFE) contract to invest $50,000 to acquire shares of a company’s capital stock at a discount.

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	February 29, 2024	February 28, 2023
Revenue earning devices	$3,432,846	$2,015,058
Less: Accumulated depreciation	(952,844)	(779,839)
	$2,480,002	$1,235,219

During the year ended February 29, 2024, the Company made total additions to revenue earning devices of $2,166,081 which were transferred from inventory. The Company wrote- off assets with a value 748,243 and related accumulated depreciation $490,295 with a net book value of $257,948 as a permanent impairment on revenue devices along with finished goods inventory on assets not yet deployed of $326,180 for a total permanent impairment on revenue earning devices of $584,177. During the year ended February 28, 2023, the Company made total additions to revenue earning devices of $871,334 which were transferred from inventory. There was no permanent impairment on revenue earning services for the year ended February 28, 2023.

Depreciation expense for these devices was $681,042 and $345,178 for the years ended February 29, 2024 and February 28, 2023, respectively.

7. FIXED ASSETS

Fixed assets consisted of the following:

	February 29, 2024	February 28, 2023
Automobile	$74,237	$101,680
Demo devices	194,352	69,010
Tooling	107,020	101,322
Machinery and equipment	8,825	8,825
Computer equipment	150,387	150,387
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	19,639	14,561
Leasehold improvements	26,956	15,568
	617,953	497,890
Less: Accumulated depreciation	(349,878)	(182,002)
	$268,075	$315,888

During the year ended February 29, 2024, the Company made additions to fixed assets of $22,165 and also additions through inventory transfers of $125,340 and the Company sold a vehicle having a net book value of $4,574 for fair value proceeds of $21,000 and recorded a gain on disposal of fixed assets of $16,426. The $21,000 proceeds were applied to loan payable -related party.

During the year ended February 28, 2023, the Company made additions to fixed assets of $258,402 and also additions through inventory transfers of $52,471.

Depreciation expense was $190,747 and $132,937 for the years ended February 29, 2024 and February 28, 2023, respectively.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments. As of March 1, 2021 as a result of the amendment with the first investor noted below. This aggregate asset disposition % was reduced from 43.77 % to 33.77%

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. As of February 29, 2024, the Company has accrued approximately $904,377 in Payments, of which $542,176 is in arrears. As of February 28, 2023, the Company has accrued approximately $542,177 in Payments, of which $325,600 is in arrears. No notices have been received by the Company.

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of February 29, 2024, and February 28, 2023, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the years ended February 29, 2024 and February 28, 2023, the Company has received $0 related to the deferred payment obligation as the balance remains $2,525,000 at both February 28, 2023 and February 28, 2022.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

For the years ended February 29, 2024 and February 28, 2023, the Company made net repayments of $54,179 and $0, respectively , to its loan payable-related party. At February 29, 2024, the loan payable-related party was $257,438 and $206,516 at February 28, 2023. As of February 29, 2024, included in the balance due to the related party is $140,013 of deferred salary all of which bears interest at 12%. As of February 28, 2023, included in the balance due to the related party is $108,000 of deferred salary all of which bears interest at 12%. The accrued interest included at February 29, 2024 was $32,468 (February 28, 2023- $15,660).

During the year ended February 28, 2023 pursuant to the amended Employment Agreement with its Chief Executive Officer the Company accrued $1,521,000 as incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. In January 2024 the Company added an Objective 10 which required the accrual of $2,000,000. There was also a net adjustment reduction of $479,000 for objectives accrued for but not met.

At February 28, 2023, the balance of incentive compensation plan payable was $979,000. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share.

During the year ended February 29, 2024, the Company accrued $538,767 in deferred compensation for the CEO. This was in accordance with a December 2023 board action allowing for $ 1 million of discretionary compensation. The Company had already recorded $461,233 in bonus compensation. There was no deferred compensation for the year ended February 28, 2023, the Company recorded a bonus to the CEO of $280,908.

During the years ended February 29, 2024 and February 28, 2023, the Company was charged $2,810,839 and $3,578,981, respectively in consulting fees for research and development to a company partially owned by a principal shareholder included in research and development expenses. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at both February 29, 2024 and February 28, 2023 the balance due to this company was $76,532.

10. OTHER DEBT – VEHICLE LOANS

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2023 and February 29, 2022. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2023 and February 28, 2022. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of February 29, 2024 and February 28, 2023, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. LOANS PAYABLE

Loans payable at February 29, 2024 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1)*	$3,500	22%
December 10, 2020	March 1, 2025	Promissory note	(2)	3,921,168	12%
December 10, 2020	March 1, 2025	Promissory note	(3)	2,754,338	12%
December 10, 2020	December 10, 2024	Promissory note	(4)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(5)*	310,375	12%
December 30, 2020	March 1, 2025	Promissory note	(6)	350,000	12%
January 1, 2021	March 1, 2025	Promissory note	(7)	25,000	12%
January 1, 2021	March 1, 2025	Promissory note	(8)	145,000	12%
January 14, 2021	March 1, 2025	Promissory note	(9)	550,000	12%
February 22, 2021	March 1, 2025	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2024	Promissory note	(11)	6,000,000	12%
June 8, 2021	June 8, 2024	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	3,776,360	7%
September 14, 2021	September 14, 2024	Promissory note	(14)	1,650,000	12%
July 28, 2022	March 1, 2025	Promissory note	(15)	170,000	15%
August 30, 2022	August 30,2024	Promissory note	(16)	3,000,000	15%
September 7, 2022	March 1, 2025	Promissory note	(17)	400,000	15%
September 8, 2022	March 1, 2025	Promissory note	(18)	475,000	15%
October 13, 2022	March 1, 2025	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 23	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
October 27, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
November 30, 2023	October 31, 2025	Purchase Agreement	(21)	350,000	35%
				$32,796,346

Less: current portion of loans payable				(13,879,479)
Less: discount on non-current loans payable				(4,118,334)
Non-current loans payable, net of discount				$14,798,532

Current portion of loans payable				$13,879,479
Less: discount on current portion of loans payable				(688,597)
Current portion of loans payable, net of discount				$13,190,882

*	In default

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $100,000 and $300,000 has been repaid the three and nine months ended November 30, 2023. The balance at November 30,2023 is now $2,754,338. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500. The loan is presently in default and the Company is working on a extension with the lender.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. For the year ended February 29, 2024, the Company recorded amortization expense of $120,023, with an unamortized discount of $73,491 at February 29, 2024. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. For the year ended February 29, 2024, the Company recorded amortization expense of $148,493, with an unamortized discount of $90,443 at February 29, 2024. On November 28, 2023, the parties extended the maturity date from January 14, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. For the year ended February 29, 2024, the Company recorded amortization expense of $559,061, with an unamortized discount of $553,199 at February 29, 2024. On November 28, 2023, the parties extended the maturity date from February 22, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant.. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. For the year ended February 29, 2024, the Company recorded amortization expense of $756,550, with an unamortized discount of $37,668 at February 29, 2024.

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the year ended February 29, 2024 there were repayments of $108,000 on the note.

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. For the year ended February 29, 2024, the Company recorded amortization expense of $575,036, with an unamortized discount of $639,395 at February 29, 2024.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 29, 2024, the Company recorded amortization expense of $9,026, with an unamortized discount of $0 at February 29, 2024. On November 29, 2023, the parties extended the maturity date from July 28, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. For the year ended February 29, 2024, the Company recorded amortization expense of $19,333, with an unamortized discount of $11,535 at February 29, 2024.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 29, 2024, the Company recorded amortization expense of $27,821, with an unamortized discount of $0 at February 29, 2024. On November 29, 2023, the parties extended the maturity date from September 7, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 29, 2024, the Company recorded amortization expense of $36,739, with an unamortized discount of $0 at February 29, 2024. On November 29, 2023, the parties extended the maturity date from September 8, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s s present and after-acquired property. For the year ended February 29, 2024, the Company recorded amortization expense of $32,910, with an unamortized discount of $0 at February 29, 2024. On November 29, 2023, the parties extended the maturity date from October 13, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(20)	On October 28, 2022 the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At February 29, 2024 the Company has issued all 10 tranches totaling $ 4,000,000 as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. For the year ended February 29, 2024, the Company recorded amortization expense of $11,950, with an unamortized discount of $336,074 at February 29, 2024.

November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants having a relative fair value of $299,750. For the year ended February 29, 2024, the Company recorded amortization expense of $11,799, with an unamortized discount of $336,639 at February 29, 2024.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. For the year ended February 29, 2024, the Company recorded amortization expense of $10,897, with an unamortized discount of $339,984 at February 29, 2024.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the year ended February 29, 2024, the Company recorded amortization expense of $12,025, with an unamortized discount of $335,790 at February 29, 2024.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the year ended February 29, 2024, the Company recorded amortization expense of $12,252, with an unamortized discount of $334,937 at February 29, 2024.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. For the year ended February 29, 2024, the Company recorded amortization expense of $11,790, with an unamortized discount of $336,636 at February 29, 2024.

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. For the year ended February 29, 2024, the Company recorded amortization expense of $11,015, with an unamortized discount of $335,230 at February 29, 2024.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. For the year ended February 29, 2024, the Company recorded amortization expense of $8,618, with an unamortized discount of $343,601 at February 29, 2024.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. For the year ended February 29, 2024, the Company recorded amortization expense of $174, with an unamortized discount of $398,809 at February 29, 2024.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. For the year ended February 29, 2024, the Company recorded amortization expense of $8,661, with an unamortized discount of $303,098 at February 29, 2024.

(21)	On November 30, 2023, the Company entered into an agreement where the lender will buy pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on April 30,2024 through to April 30, 2025 totaling $477,750. The effective interest rate is 35% per annum. As the proceeds were received on December 1, 2023 , this loan was recorded on December 1, 2023. Secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment.

12. STOCKHOLDERS’ DEFICIT

Preferred Stock: The Company is authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock. The board of directors is authorized to designate any series of preferred stock up to the total authorized number of shares.

Series B Convertible, Redeemable Preferred Stock

The board of directors has designated 5,000 shares of Series B Convertible, Redeemable Preferred Stock with a par value of $0.001 per share. As of the date of this report, there are no shares of Series B Preferred Stock outstanding. The Series B Convertible Preferred Stock are redeemable at $1,200 per share, rank in priority to common stock and common stock equivalents upon liquidation of the Company, have voting rights on a converted basis and receives quarterly dividends of 8%. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series B Convertible, Redeemable Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by dividing the redemption value by the Conversion Price. The Conversion price is equal to the lower of (1) a fixed price equaling the closing bid price of the Common Stock on the trading day immediately preceding the date of the acquisition of the shares and (2) the lowest traded price of the Common Stock during the ten (10) calendar days immediately preceding, but not including, the Conversion Date. Following an event of default,” as defined in the Purchase Agreement, the Conversion price shall equal the lower of: (a) the then applicable Conversion Price; or (b) a price per share equaling eighty five percent (85%) of the lowest traded price for the Company’s common stock during the fifteen (15) Trading Days immediately preceding, but not including, the Conversion Date. Each share of Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of eight percent (8%) per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company. Any dividends that are not paid a shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 14% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the dividend payment date through and including the date of actual payment in full. On the thirtieth day following the issue date of this Preferred Stock the Company shall have the obligation to redeem one-third of the Preferred Stock outstanding for a redemption price equal to the redemption value of each such share of Preferred Stock, plus any accrued but unpaid dividends, plus all other amounts due to the Holder including, but not limited to Late Fees, liquidated damages and the legal fees and expenses of the Holder’s counsel. On the sixtieth (60th) calendar day following the date Preferred Stock is issued, the Corporation shall have the obligation to redeem one-half of the Preferred Stock then outstanding for the redemption price. On the ninetieth (90th) calendar day following the date Preferred Stock is issued, the Corporation shall have the obligation to redeem all of the Preferred Stock then outstanding for the redemption price. From the date of issuance until the date no shares of Series B Preferred Stock are issued and outstanding, unless Holders of at least 75% in Stated Value of the then outstanding shares of Preferred Stock shall have otherwise given prior written consent, the Corporation shall not, and shall not permit any of the Subsidiaries to, directly or indirectly: (a) other than Permitted Indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom; (b) other than Permitted Liens, enter into, create, incur, assume or suffer to exist any Liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom; (c) amend its charter documents, including, without limitation, its articles of incorporation and bylaws, in any manner that materially and adversely affects any rights of the Holder; (d) repay, repurchase or offer to repay, repurchase or otherwise acquire of any shares of its Common Stock, Common Stock Equivalents or Junior Securities, other than as to the Conversion Shares as permitted or required under the Transaction Documents: (e) pay cash dividends or distributions on Junior Securities of the Corporation; f) enter into any transaction with any Affiliate of the Corporation which would be required to be disclosed in any public filing with the Commission, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Corporation (even if less than a quorum otherwise required for board approval); or(g) enter into any agreement with respect to any of the foregoing.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Summary of Preferred Stock Activity

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series B Convertible, Redeemable Preferred Stock

On April 27, 2024, in connection with a Share Purchase Agreement the Company created a new class Of Series B Convertible Redeemable with 5,000 authorized shares.

Series F Convertible Preferred Stock

Each holder of Series F Convertible Preferred Shares may, at any time and from time to time convert all, but not less than all, of their shares into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis.

On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets. On April 30, 2024 the Company increased authorized to 10,000 Series F Preferred Shares.

Summary or Preferred Stock Activity

During the year ended February 29, 2024 Series F shareholders had the following activity:

—	A total of 244 Series F Preferred Stock Warrants issued along with debt to a lender.

During the year ended February 28, 2023 Series F shareholders had the following activity:

—	1 Series F Preferred Share and a total of 366 Series F Preferred Stock Warrants issued along with debt to a lender.

Unissued Series F Preferred Stock

At both February 29, 2024 and February 28, 2023 there remains 46 issuable Series F preferred stock at a value of $99,086.

On October 28, 2022 as part of a $4,000,000 loan facility (described in Note 11) the Company extended the maturity date of the 329 existing Series F Preferred Warrants currently held by the lender to October 31, 2033 from October 31, 2026.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2023	695	$1.00	10.00
Issued	244	$1.00	10.00
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at February 29, 2024	939	$1.00	9.5

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Common Stock Activity

The Company increased authorized common shares from 5,000,000,000 to 6,000,000,000 on July 8, 2022, from 6,000,000,000 to 7,225,000,000 on March 19, 2023 from 7,225,000,000 to 10,000,000,000 on August 30, 2023, and from 10,000,000,000 to 12,500,000,000 on March 22, 2024.

Summary of Common Stock Activity

During the year ended, February 29, 2024, common shareholders had the following activity:

—	the Company issued 3,383,509,359 common shares with gross proceeds of $8,21,027 and net proceeds of $11,282,955 after issuance costs of $457,060.

—	the Company issued 6,500,000 common shares for services with a fair value of $44,460.

During the year ended, February 28, 2023, common shareholders had the following activity:

—	the Company issued 1,057,841,576 common shares with gross proceeds of $8,21,027 and net proceeds of $7,771,169 after issuance costs of $447,858.

—	the Company issued 17,500,000 common shares as penalty to an investor pursuant to a share purchase agreement.

—	the Company issued 45,306,557 shares through the cashless exercise of 108,378,210 warrants.

—	the Company cancelled 17,116,894 shares as a result of an SEC enforcement action against a lender and issued 10,000,000 shares for $118,500 as payment for services.

The table below represent the common shares issued, issuable and outstanding at February 29, 2024 and February 28, 2023:

Common shares	February 29, 2024	February 28, 2023
Issued	9,238,750,958	5,836,641,599
Issuable	—	12,100,000
Issued, issuable and outstanding	9,238,750,958	5,848,741,599

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Warrant and Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 29, 2022	1,216,845,661	$0.06	2.38
Adjusted(1)	66,750,000	0.011	1.41
Issued	94,000,000	0.01	4.69
Exercised	(108,378,210)	(0.011)	2.44
Forfeited and cancelled	(955,000,000)	(0.008)	1.33
Outstanding at February 28, 2023	314,217,451	$0.114	1.95
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	(13,621,790)	(0.01)	—
Outstanding at February 29, 2024	300,595,661	$0.003	1.00

(1)	Required dilution adjustment per warrant agreement

For the years ended February 29, 2024 and February 28, 2023, the Company recorded a total of $0 and $0, respectively on stock-based payments for warrants with a corresponding adjustment to additional paid-in capital.

For the years ended February 29, 2024 and February 28, 2022 the Company recorded a total of $272,559 and $240,550 respectively, to stock-based compensation for options and shares with a corresponding adjustment to additional paid-in capital. In addition the Company recorded other stock based compensation of ($479,000) and $499,500, respectively with a corresponding adjustment to incentive compensation plan payable, payable in Series G Preferred shares which have not yet been issued.

During the year ended February 29, 2024 warrant holders had the following activity:

—	On January 27, 2024 warrants to acquire 13,621,790 shares expired.

During the year ended February 28, 2023 warrant holders had the following activity:

—	On August 30, 2022 a warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be 2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan.

—	On August 9, 2022 as part of a debt issuance the Company issued two 47,000,000 warrants at an exercise price of $0.01 and $0.008 per share, respectively both with a 5-year term and with a total relative fair value of $393,949 all using a Monte Carlo simulation to include reset events, exercise at maturity, and cashless exercise features with assumptions described below:

Strike price	$0.008 - $0.01
Fair value of Company’s common stock	$0.012
Dividend yield	0.00%
Expected volatility	88.2% - 90.00%
Risk free interest rate	2.98%
Expected term (years)	5.00

—	Cashless exercise of 108,378,210 warrants for 45,306,557 common shares

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Common Stock Option Activity

Summary of CEO Compensation Grant

On April 9, 2021 the Company entered into an Employment Agreement with Chief Executive Officer, Steven Reinharz with a three- year term under the following terms whereby stock option awards will be granted if certain conditions are met:

—	A stock option award (option 1) will be granted to the employee to purchase 10,000,000 shares at an exercise price of $ $0.15 per share if the trading share price of the Company reaches an average of $0.30 per share for ten days over a 30 day trading period.

—	A stock option award (option 2) will be granted to the employee to purchase 30,000,000 shares at an exercise price of $ $0.25 per share if the trading share price of the Company reaches an average of $0.50 per share for ten days over a 30 day trading period.

Objective #3:	Sales in any fiscal quarter exceed the total sales in fiscal year 2021 for the first time.

Award #3:	Five hundred (500) shares of Series G preferred stock.

Objective #4:	One hundred fifty (150) devices are deployed in the marketplace.

Award #4:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #5:	Year-to-date sales at any point in fiscal year 2022 exceed One Million Dollars ($1,000,000).

Award #5:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #6:	The price per share of common stock has increased to and maintains a price of Ten Cents ($0.10) or more for ten (10) days in a thirty (30) day period.

Award #6:	Two hundred fifty (250) shares of Series G preferred stock.

Objective #7:	The price per share of common stock has increased to and maintains a price of Twenty Cents ($0.20) or more for ten (10) days in a thirty (30) day period.

Award #7:	Five hundred (500) shares of Series G preferred stock.

Objective #8:	The RAD 3.0 products are launched into the marketplace by November 30, 2021.

Award #8:	Five hundred (500) shares of Series G preferred stock.

Objective #9:	RAD receives an order for fifty (50) units from a single customer.

Award #9:	Five hundred (500) shares of Series G preferred stock.

On January 31, 2024 the Company added the following Objective effective Martch 1, 2022:

Objective # 10	In any fiscal quarter, attrition , measured by loss of recurring monthly revenue does not exceed 10%

Award #10	Two hundred fifty (250) shares of Series G preferred stock.

The fair value of the first two awards was obtained through the use of the Monte Carlo method was $69,350 with a charge to stock- based compensation and a corresponding charge to paid in capital. The fair value of the remaining rewards was determined by calculating the vesting amounts of each reward and then determining for each reporting period the requisite service rendered and applying that against the cash redemption value of the number of shares of Series G issuable for each tier in the agreement. For the period ended February 29, 2024 that amount totaled $1,521,000 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. For the period ended February 28, 2023 that amount totaled $499,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On April 14, 2021, the Shareholders of Series E Preferred Stock and the Board of Directors of our Company (“Board”) approved and adopted the 2021 Incentive Stock Plan (the “2021 Plan”). On August 11, 2022 the Company amended the 2021 Plan increasing the maximum number of shares applicable to the 2021 Plan from 5,000,000 to 100,000,000. On August 14, 2023 the Company further amended the plan increasing the maximum shares to 200,000,000.

The purpose of the 2021 Plan is to promote the success of the Company by authorizing incentive awards to retain Directors, executives, selected Employees and Consultants, and reward participants for making major contributions to the success of the Company. The 2021 Plan authorizes the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and stock awards. A total of two hundred million (200,000,000) shares of common stock may be issued under the 2021 Plan. All awards under the 2021 Plan, whether vested or unvested, are subject to the terms of any recoupment, clawback or similar policy of the Company in effect from time to time, as well as any similar provisions of applicable law, which could in certain circumstances require repayment or forfeiture of awards or any shares of stock or other cash or property received with respect to the awards, including any value received from a disposition of the shares acquired upon payment of the awards. The 2021 Plan will be administered by the Board or any Committee authorized by the Board, if applicable, which will have the sole authority to, among other things: construe and interpret the 2021 Plan; make rules and regulations relating to the administration of the 2021 Plan; select participants; and establish the terms and conditions of awards, all in accordance with the terms of the 2021 Plan. The 2021 Plan will remain in effect until April 14, 2031, unless sooner terminated by the Board. Termination will not affect awards then outstanding.

During the year ended February 29, 2024 the Company had the following common stock option activity:

—	On September 1, 2023, the Company as an addition to the afore-mentioned Incentive Stock Option Plan issued 114,217,035 shares to 48 employees. The shares were issued with an exercise price of $0.02, vest after 4 years with a 5 year term having a fair value of $593,929 using the Black-Scholes model with assumptions described below:

Strike price	$0.02
Fair value of Company’s common stock	$0.0052
Dividend yield	0.00%
Expected volatility	320.5
Risk free interest rate	4.29%
Expected term (years)	4.50

The Company recorded $74,241 in stock-based compensation on the 2023 plan which represents the current expense over the vesting period. In addition the company recorded $198,357 stock based compensation on the 2022 options , so for the year ended February 29, 2024 the Company recorded a total of $272,599 in stock based compensation with a corresponding increase in paid up capital.

—	On the original 2021 plan, options to purchase 21,275,000 shares were forfeited due to employee terminations

During the year ended February 28, 2023 the Company had the following common stock option activity:

—	On September 1, 2022, the Company as part of the afore-mentioned Incentive Stock Option Plan issued 100,000,000 shares to 64 employees. The shares were issued with an exercise price of $0.02, vest after 4 years with a 5 year term having a fair value of $1,020,000 using the Black-Scholes model with assumptions described below:

Strike price	$0.02
Fair value of Company’s common stock	$0.01
Dividend yield	0.00%
Expected volatility	340.9
Risk free interest rate	3.39%
Expected term (years)	4.50

The Company recorded $122,050 in stock-based compensation which represents the current expense over the vesting period.

—	Options to purchase 4,275,000 shares were forfeited due to employee terminations

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Common Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2022	—	$—	—
Issued	100,000,000	$0.02	4.75
Exercised	—	—	—
Forfeited, extinguished and cancelled	(4,275,000)	$0.02	(4.75)
Outstanding at February 28, 2023	95,725,000	$0.02	4.75

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2023	95,725,000	$0.02	4.75
Issued	114,217,035	$0.02	4.75
Exercised	—	—	—
Forfeited, extinguished and cancelled	(21,275,000)	$0.02	(4.00)
Outstanding at February 29, 2024	188,667,035	$0.02	4.10

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

On September 30, 2021, the Company entered into a 3-year lease agreement for a vehicle commencing September 30, 2021 through to September 30, 2024 with a minimum base rent of $1,538 per month. The Company paid a down payment of $18,462.

On January 28, 2022, the Company entered into a 2-year lease agreement for office space at 1516 E Edinger, Santa Ana, California, 92705, commencing on February 1, 2022 through to January 31, 2024 with a minimum base rent of $1,500 per month. The Company paid a security deposit of $1,500. This lease expired on January 31, 2024 and was not renewed.

On February 5, 2024, the Company entered into a 3-year lease agreement for a vehicle commencing February 5, 2024 through to February 5, 2027 with a minimum base rent of $1,223 per month. The Company paid a down payment of $9,357.

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $260,406 and $260,271 for the years ended February 29, 2024 and February 28, 2023, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Lease Liabilities	Operating Leases
February 28, 2025	$237,653
February 28, 2026	225,348
February 28, 2027	223,866
February 29, 2028	207,558
February 28, 2029	207,558
February 28, 2030 and after	449,709
Total lease payments	1,551,692
Less: Interest	(424,679)
Present value of lease liabilities	$1,127,013

14. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Year Ended
	February 29,	February 28,
	2024	2023
Numerator:
Net income (loss) available to common shareholders	$(20,708,716)	$(18,109,457)

Effect of common stock equivalents
Add: interest expense on convertible debt	—	47,075
Add (less) loss (gain) on change of derivative liabilities	—	(3,595)
Net income (loss) adjusted for common stock equivalents	(20,708,716)	(18,065,977)

Denominator:
Weighted average shares - basic	7,080,914,317	5,091,857,082

Net income (loss) per share – basic	$(0.00)	$(0.00)

Denominator:
Weighted average shares – diluted	7,080,914,317	5,091,857,082

Net income (loss) per share – diluted	$(0.00)	$(0.00)

The anti-dilutive shares of common stock equivalents for the years ended February 29, 2024 and February 28, 2023 were as follows:

	For the Year Ended
	February 29,	February 28,
	2024	2023
Convertible Class F Preferred Shares*	31,873,690,805	—
Stock options and warrants	489,262,696	496,942,251
Total	32,362,953,501	496,942,251

*	On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets. Had these Series F preferred shares been convertible at February 29, 2024 and February 28, 2023 the dilutive effects would be as follows:

	For the Year Ended
	February 29 and February 28
	2024	2023
Convertible Series F Preferred Shares	—	20,178,158,517

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax expense (benefit) consisted of the following for the fiscal years ended February 29, 2024 and February 28, 2023:

	February 29, 2024	February 28, 2023
Total current	$—	$—
Total deferred	—	—
Total	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal years ended February 29, 2024 and February 28, 2023:

February 29, 2024
Federal statutory rate	$(4,349,000)
State income tax benefit, net of federal benefit	(994,000)
Non deductible interest	501,000
Non deductible stock based compensation	377,000
Change in valuation allowance	4,465,000
Total	$—

February 28, 2023
Federal statutory rate	$(3,803,000)
State income tax benefit, net of federal benefit	(859,400)
Non deductible interest	415,800
Non deductible stock based compensation	155,400
Change in valuation allowance	4,091,200
Total	$—

For the years ended February 29, 2024 and February 28, 2023, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal years February 29, 2024 and February 28, 2023:

	February 29, 2024	February 28, 2023
Deferred tax assets:
Net operating loss carryforwards	$17,116,115	$12,651,115

Deferred tax liabilities:
Depreciation	—	—
Deferred revenue	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets:
Less valuation allowance	(17,116,115)	(12,651,115)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability. Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on August 28, 2017. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward was approximately $61,973,800 at February 29, 2024 and $44,448,800 at February 28, 2023, that is available for carryforward for federal income tax purposes and begin to expire in 2030.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration. Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

The Company has maintained a full valuation allowance against its deferred tax assets at February 29, 2024 and February 28, 2023. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at February 29, 2024 and February 28, 2023 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

The Company’s tax returns for the years ended February 28, 2023, and February 28, 2022, and February 29, 2021 are open for examination under Federal statute of limitations.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENTS

Subsequent to February 29, 2024 through to May 9, 2024,

— the Company issued 705,166,425 common shares pursuant to a share purchase agreement for gross proceeds of $1,298,639, issuance costs of $55,021 and cash proceeds of $1,243,618.

— on March 12 ,2024 the shareholders approved an increase to its authorized common stock by 2,500,000,000 shares for 10,000,000 shares to 12,500,000 shares.

— On March 8, 2024, the Company entered into an agreement where the lender will buy pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on August 8,2024 through to August 8,2025 totaling $477,750. The effective interest rate is 35% per annum. This agreement is secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment.

— On April 29, 2024 , the Company entered into a Securities Purchase Agreement for 300 Series B Convertible , Redeemable Preferred Shares. The Company will receive $300,000 less $10,000 in legal fees. In addition as a commitment fee the Company issued an additional 20 Series B Convertible, Redeemable Preferred Shares. The shares have a redemption value of $1,200 per share. The Company must redeem one third of these shares or 106 2/3 for $108,000 in 30, days and each 30 days thereafter until all the shares are redeemed at 90 days. The Company must pay an 8% dividend from issue date to redemption date.

17. OTHER SUBSEQUENT EVENTS

Subsequent to May 9, 2024 through to May 23, 2024,

— On May 15, 2024 the Company increased authorized common shares from 12,500,000,000 to 15,000,000,000.

— the Company issued 375,000,000 common shares pursuant to a share purchase agreement for gross proceeds of $1,500,000, issuance costs of $61,025 and cash proceeds of $1,438,975.

