Form 10-K/A
period 2024-02-29
Artificial Intelligence Technology Solutions Inc.
filed 2024-05-29
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended February 29, 2024 (“Form 10-K”) is to correct the following:

- an error to authorized shares from 15,000,000,000 to 12,500,000,000 on the balance sheet

- an error to authorized shares from 15,000,000,000 to 12,500,000,000 on page 11

- in Note 17 Other subsequent events the following sentence was deleted:

On May 15, 2024 the Company increased authorized common shares from 12,500,000,000 to 15,000,000,000.

ii

iii

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

iv

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

Common Stock

The Company is authorized to issue 12,500,000,000 shares of common stock, with a par value of $0.00001. The closing price of its common stock on May 22, 2024, as quoted by OTC Markets Group, Inc., was $0.0074. There were 10,318,917,383 shares of common stock issued and outstanding as of May 22, 2024. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: May 29, 2024	By:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer

Date: May 29, 2024	By:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Reinharz	President, Chief Executive Officer and Director (principal executive officer)	May 29, 2024
Steven Reinharz

/s/ Anthony Brenz	Chief Financial Officer (principal financial and accounting officer)	May 29, 2024
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
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at February 29, 2024 and February 28, 2023, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,533 and 2,533 shares issued and outstanding, respectively	2,533	2,533
Common Stock, $0.00001 par value; 12,500,000,000 shares authorized 9,238,750,958 and 5,848,741,599 shares issued, issuable and outstanding, respectively	92,388	58,489
Additional paid-in capital	92,565,513	80,247,252
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(132,962,427)	(112,253,711)
Total stockholders’ deficit	(40,199,557)	(31,843,001)
Total liabilities and stockholders’ deficit	$7,596,791	$6,296,858

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 29, 2024	Year Ended February 28, 2023

Revenues	$2,227,559	$1,331,956

Cost of Goods Sold	1,131,102	678,073

Gross Profit	1,096,457	653,883

Operating expenses:
Research and development (note 9)	2,878,134	3,625,468
General and administrative	10,525,531	8,980,709
Depreciation and amortization	854,047	478,115
Impairment on revenue earning devices	584,177	—
Operating lease cost and rent	260,406	260,271
(Gain) loss on disposal of fixed assets	(16,426)	—
Total operating expenses	15,085,869	13,344,563

Loss from operations	(13,989,412)	(12,690,680)

Other income (expense), net:
Change in fair value of derivative liabilities	—	3,595
Interest expense	(6,758,044)	(5,426,364)
Gain (loss) on settlement of debt	38,740	3,992
Total other income (expense), net	(6,719,304)	(5,418,777)

Net Loss	$(20,708,716)	$(18,109,457)

Net loss per share - basic	$(0.00)	$(0.00)

Net loss per share - diluted	$(0.00)	$(0.00)

Weighted average common share outstanding – basic and diluted	7,080,914,317	5,091,857,082

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

