Form 10-Q
period 2024-05-31
Artificial Intelligence Technology Solutions Inc.
filed 2024-07-15
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,157,761,604 shares of common stock were issued and outstanding as of July 12, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2024 (unaudited)	February 29, 2024*
ASSETS
Current assets:
Cash	$193,103	$105,926
Accounts receivable, net	616,464	756,084
Device parts inventory, net	1,830,467	2,131,599
Prepaid expenses and deposits	454,158	622,957
Total current assets	3,094,192	3,616,566
Operating lease asset	1,105,225	1,139,188
Revenue earning devices, net of accumulated depreciation of $1,209,072 and $952,844, respectively	3,351,949	2,480,002
Fixed assets, net of accumulated depreciation of $391,199 and $349,878, respectively	278,931	268,075
Trademarks	29,676	27,080
Investment at cost	50,000	50,000
Security deposit	15,880	15,880
Total assets	$7,925,853	$7,596,791
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,011,624	$2,032,707
Advances payable- related party	1,594	1,594
Customer deposits	62,233	73,702
Current operating lease liability	231,141	237,653
Current portion of deferred variable payment obligation	1,096,700	904,377
Loan payable - related party	275,013	257,438
Deferred compensation for CEO	538,767	538,767
Current portion of loans payable, net of discount of $65,629 and $688,598	17,554,356	13,190,882
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	6,939,788	4,440,009
Total current liabilities	28,749,738	21,715,651
Non-current operating lease liability	864,447	889,360
Loans payable, net of discount of $538,143 and $4,118,332, respectively	14,961,218	14,798,532
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	2,500,000	2,500,000
Accrued interest payable	3,979,841	5,367,805
Total liabilities	53,580,244	47,796,348

Commitments and Contingencies

Redeemable Preferred Stock (Temporary Equity):
Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly, $1,200 stated value, 5,000 shares authorized, 215 and 0 shares issued and outstanding at May 31, 2024 and February 29, 2024, respectively	257,712	—

Stockholders’ deficit:
Preferred Stock, undesignated; 15,535,000 shares authorized; no shares issued and outstanding at May 31, 2024 and February 29, 2024, respectively	—	—
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at May 31, 2024 and February 29, 2024, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,533 and 2,533 shares issued and outstanding, respectively	2,533	2,533
Common Stock, $0.00001 par value; 12,500,000,000 shares authorized 10,318,917,383 and 9,238,750,958 shares issued, issuable and outstanding, respectively	103,190	92,388
Additional paid-in capital	95,240,915	92,565,513
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(141,361,177)	(132,962,427)
Total stockholders’ deficit	(45,912,103)	(40,199,557)
Total liabilities and stockholders’ deficit	$7,925,853	$7,596,791

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2024	Three Months Ended May 31, 2023

Revenues	$1,182,800	$385,208

Cost of Goods Sold	295,593	11,342

Gross Profit	887,207	373,866

Operating expenses:
Research and development (including related party charges of $631,584 (2023-$882,015))	640,710	891,757
General and administrative	2,720,191	2,200,602
Depreciation and amortization	297,549	167,942
Operating lease cost and rent	62,013	62,542
Total operating expenses	3,720,463	3,322,843

Loss from operations	(2,833,256)	(2,948,977)

Other income (expense), net:
Interest expense	(1,361,103)	(1,606,216)
Total other income (expense), net	(1,361,103)	(1,606,216)

Net income (loss)	$(4,194,359)	$(4,555,193)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average common share outstanding - basic	9,882,118,105	5,964,709,322

Weighted average common share outstanding - diluted	9,882,118,105	5,964,709,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Temporary Equity		Shareholder’s Deficit
	Series B		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2023	—	—	3,350,000	$3,350	2,533	$101,619	5,848,741,599	$58,489	$80,247,252	$(112,253,711)	$(31,843,001)
Issuance of shares, net of $81,285 issuance costs	—	—	—	—	—	—	280,929,190	2,809	1,316,100	—	1,318,909
Relative fair value of Series F warrants issued with debt	—	—	—	—	—	—	—	—	947,447	—	947,447
Stock based compensation	—	—	—	—	—	—	—	—	52,721	—	52,721
Net income	—	—	—	—	—	—	—	—	—	(4,555,193)	(4,555,193)
Balance at May 31, 2023	—	$—	3,350,000	$3,350	2,533	$101,619	6,129,670,789	$61,298	$82,563,520	$(116,808,904)	$(34,079,117)

	Temporary Equity		Shareholder’s Deficit
	Series B		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2024	—	—	3,350,000	$3,350	2,533	$101,619	9,238,750,958	$92,388	$92,565,513	$(132,962,427)	$(40,199,557)
Cumulative Effect Adjustment RFVdiscount per adoption of ASU 2020-06 at March 1, 2024	—	—	—	—	—	—	—	—	—	(4,175,535)	(4,175,535)
Issuance of shares, net of $116,046 issuance costs	—	—	—	—	—	—	1,080,166,425	10,802	2,671,791	—	2,682,593
Issuance of Series B Preferred Shares	300	360,000	—	—	—	—	—	—	(82,000)	—	(82,000)
Series B Preferred Shares issued as commitment fee	20	24,000	—	—	—	—	—	—	(24,000)	—	(24,000)
Series B Preferred shares issued as dividend	2	2,568	—	—	—	—	—	—	(2,568)	—	(2,568)
Redemption of Series B Preferred shares	(107)	(128,856)	—	—	—	—	—	—	28,856	(28,856)	—
Stock based compensation	—	—	—	—	—	—	—	—	83,323	—	83,323
Net income	—	—	—	—	—	—	—	—	—	(4,194,359)	(4,194,359)
Balance at May 31, 2024	215	$257,712	3,350,000	$3,350	2,533	$101,619	10,318,917,383	$103,190	$95,240,915	$(141,361,177)	$(45,912,103)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31, 2024	Three Months Ended May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,194,359)	$(4,555,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297,549	167,942
Bad debts expense	13,000	16,000
Inventory provision	210,000	—
Reduction of right of use asset	31,425	28,767
Accretion of lease liability	31,065	33,775
Stock based compensation	83,323	115,721
Amortization of debt discounts	27,625	557,219
Increase in related party accrued payroll and interest	17,575	36,740
Changes in operating assets and liabilities:
Accounts receivable	126,620	(142,799)
Prepaid expenses and deposits on inventory	167,562	74,809
Device parts inventory	(1,070,087)	(324,652)
Accounts payable and accrued expenses	(21,083)	(7,354)
Customer deposits	(11,469)	26,560
Operating lease liability payments	(58,715)	(62,542)
Current portion of deferred variable payment obligations for payments	192,323	62,634
Accrued interest payable	1,111,815	981,370
Net cash used in operating activities	(3,045,831)	(2,991,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(19,132)	(3,463)
Acquisition of trademarks	(2,596)	—
Net cash (used in) investing activities	(21,728)	(3,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	2,682,592	1,318,909
Proceeds on issuance of Series B shares	278,000	—
Redemption of Series B shares	(128,856)	—
Proceeds from loans payable	350,000	1,050,000
Repayment of loans payable	(27,000)	(27,000)
Net cash provided by (used in) financing activities	3,154,736	2,341,909

Net change in cash	87,177	(652,557)

Cash, beginning of period	105,926	939,759

Cash, end of period	$193,103	$287,202

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$25,015	$1,375
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Transfer from device parts inventory to fixed assets	$1,161,219	$473,122
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	$4,175,535	$—
Series B preferred shares issued as dividend	$2,568	$—
Discount applied to face value of loans	$—	$150,000
Series F warrants issued as part of debt issuance	$—	$947,447

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

For the three months ended May 31, 2024, the Company had negative cash flow from operating activities of $3,045,831. As of May 31, 2024, the Company has an accumulated deficit of $141,361,177, and negative working capital of $25,655,546. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In March 2023, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period. There remains approximately $16 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways: growing revenues, through equity proceeds, and issuing non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K/A as filed on May 29, 2024. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., and Robotic Assistance Devices Residential, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended May 31, 2024, are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgements and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value preferred stock.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Concentrations

Loans payable

At May 31, 2024 there were $33,119,346 of loans payable, $28,890,506 or 87% of these loans to companies controlled by one individual. At February 29, 2024 there were $32,796,345 of loans payable, $28,540,506 or 87% of these loans to companies controlled by the same individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $81,000 and $68,000 provided as of May 31, 2024 and February 29, 2024, respectively. For the three months ended May 31, 2024, two customers account for 57% of total accounts receivable . For the three months ended May 31, 2023, two customers account for 51% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of May 31, 2024, and February 29, 2024, there was a valuation reserve of $1,169,000 and $959,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At May 31, 2024 and February 29, 2024, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the three months ended May 31, 2024, two customers accounted for 65% of total revenue and for the three months ended May 31, 2023, three customers accounted for 57% of total revenue.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending February 28, 2025, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
May 31, 2024
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$2,500,000	$—	$—	$2,500,000

February 29, 2024
Liabilities
Incentive compensation plan payable- revaluation of equity awards payable in Series G shares	$2,500,000	$—	$—	$2,500,000

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

Recently Issued Accounting Standards Adopted

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. The amendments in ASU 2020-06 are effective for public entities, excluding smaller reporting companies as defined, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. A reporting entity is not permitted to adopt the guidance in an interim period, other than the first interim period of its fiscal year. The Company adopted the standard using a modified retrospective approach. The adjustment to the Company’s accumulated deficit at March 1, 2024 was $4,175,535 with a corresponding adjustment to loans payable.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended May 31, 2024	Three Months Ended May 31, 2023
Device rental activities	$980,536	$238,149
Direct sales of goods and services	202,264	147,059
	$1,182,800	$385,208

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

Below is a summary of our lease assets and liabilities at May 31, 2024 and February 29, 2024.

Leases	Classification	May 31, 2024	February 29, 2024
Assets
Operating	Operating Lease Assets	$1,105,225	$1,139,188
Liabilities
Current
Operating	Current Operating Lease Liability	$231,141	$237,653
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	864,447	889,360
Total lease liabilities		$1,095,588	$1,127,013

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

Operating lease cost and rent was $62,013 and $62,542 for the three months ended May 31, 2024 and May 31, 2023, respectively.

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	May 31, 2024	February 29, 2024
Revenue earning devices	$4,561,021	$3,432,846
Less: Accumulated depreciation	(1,209,072)	(952,844)
	$3,351,949	$2,480,002

During the three months ended May 31, 2024, the Company made total additions to revenue earning devices of $1,128,175 which were transfers from inventory. During the three months ended May 31, 2023, the Company made total additions to revenue earning devices of $444,412 which were transfers from inventory.

Depreciation expense was $256,228 and $122,841 for the three months ended May 31, 2024, and 2023 respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FIXED ASSETS

Fixed assets consisted of the following:

	May 31, 2024	February 29, 2024
Automobile	$74,237	$74,237
Demo devices	227,395	194,352
Tooling	107,020	107,020
Machinery and equipment	8,825	8,825
Computer equipment	157,448	150,387
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	31,712	19,639
Leasehold improvements	26,956	26,956
	670,130	617,953
Less: Accumulated depreciation	(391,199)	(349,878)
	$278,931	$268,075

During the three months ended May 31, 2024, the Company made additions of $52,177 of which $33,045 were transfers from inventory with remaining additions of $19,132. During the three months ended May 31, 2023, the Company made additions of $32,173 of which $28,710 were transfers from inventory with remaining additions of $3,463.

Depreciation expense was $41,321 and $45,101 for the three months ended May 31, 2024, and 2023 respectively.

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

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of May 31, 2024, the Company has accrued $1,096,700 in Payments of which $604,811 are in arrears. As of February 29, 2024, the Company has accrued approximately $904,377 in Payments, of which $542,176 is in arrears. No notices have been sent to the Company.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of May 31, 2024, and February 29, 2024, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months ended May 31, 2024, and year ended February 29, 2024, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both May 31, 2024 and February 29, 2024.

9. RELATED PARTY TRANSACTIONS

For both the three months ended May 31, 2024 and May 31, 2023 , the Company had no repayments of net advances from its loan payable-related party. At May 31, 2024, the loan payable-related party was $275,013 and $257,438 at February 29, 2024. Included in the balance due to the related party at May 31, 2024 is $198,481 of deferred salary and interest, $152,513 of which bears interest at 12%. As of February 29, 2024, included in the balance due to the related party is $140,013 of deferred salary all of which bears interest at 12%. The accrued interest included in loan at May 31, 2024 and February 29, 2024 was $36,974 and $32,468, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months ended May 31, 2024 the Company accrued $0 (three months ended May 31 2023-$63,000) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At May 31, 2024 and February 29, 2024 there was $2,500,000 and $2,500,000 of incentive compensation payable.

During the three months ended May 31, 2024 and 2023, the Company was charged $631,584 and $882,015, respectively for fees for research and development from a company partially owned by a principal shareholder.

10. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2022 and February 28, 2021. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of May 31, 2024 and February 29, 2024, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at May 31, 2024 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1)*	$3,500	22%
December 10, 2020	March 1, 2025	Promissory note	(2)	3,921,168	12%
December 10, 2020	March 1, 2025	Promissory note	(3)	2,754,338	12%
December 10, 2020	December 10, 2024	Promissory note	(4)	165,605	12%
December 14, 2020	December 14, 2023	Promissory note	(5)*	310,375	12%
December 30, 2020	March 1, 2025	Promissory note	(6)	350,000	12%
January 1, 2021	March 1, 2025	Promissory note	(7)	25,000	12%
January 1, 2021	March 1, 2025	Promissory note	(8)	145,000	12%
January 14, 2021	March 1, 2025	Promissory note	(9)	550,000	12%
February 22, 2021	March 1, 2025	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2025	Promissory note	(11)	6,000,000	12%
June 8, 2021	June 8, 2025	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	3,749,360	7%
September 14, 2021	September 14, 2025	Promissory note	(14)	1,650,000	12%
July 28, 2022	March 1, 2025	Promissory note	(15)	170,000	15%
August 30, 2022	August 30,2025	Promissory note	(16)	3,000,000	15%
September 7, 2022	March 1, 2025	Promissory note	(17)	400,000	15%
September 8, 2022	March 1, 2025	Promissory note	(18)	475,000	15%
October 13, 2022	March 1, 2025	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 23	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
October 27, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
November 30, 2023	April 30, 2025	Purchase Agreement	(21)	350,000	35%
March 8, 2024	August 8, 2025	Purchase Agreement	(22)	350,000	35%
				$33,119,346

Less: current portion of loans payable				(17,619,985)
Less: discount on non-current loans payable				(538,143)
Non-current loans payable, net of discount				$14,961,218

Current portion of loans payable				$17,619,985
Less: discount on current portion of loans payable				(65,629)
Current portion of loans payable, net of discount				$17,554,356

*	In default

On March 1, 2024 the Company adjusted the relative fair value unamortized discount on the above notes by $4,175,535 with a corresponding adjustment to accumulated deficit to apply ASU 2020-06.

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $0.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $300,000 has been repaid during the year ended February 29, 2024. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.The maturity date was extended from December 10, 2023 to December 10, 2024 on February 29, 2024 and a fee of $22,958 was paid and charged to interest expense.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. On March 1, 2024, the unamortized relative fair value discount of $65,092 was removed with a corresponding adjustment to accumulated deficit. A $8,399 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same. For the three months ended May 31, 2024, the Company recorded amortization expense of $1,515, with an unamortized discount of $6,884 at May 31, 2024.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $80,284 was removed with a corresponding adjustment to accumulated deficit. A $10,559 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from January 14, 2024 to March 1, 2025 with all other terms and conditions remaining the same. For the three months ended May 31, 2024, the Company recorded amortization expense of $1,936, with an unamortized discount of $8,623 at May 31, 2024.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. On March 1, 2024, the unamortized relative fair value discount of $497,614 was removed with a corresponding adjustment to accumulated deficit. A $55,585 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from February 22, 2024 to March 1, 2025 with all other terms and conditions remaining the same. For the three months ended May 31, 2024, the Company recorded amortization expense of $9,484, with an unamortized discount of $46,101 at May 31, 2024.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant.. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized. This note was again extended to March 1, 2025.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. On March 1, 2024, the unamortized relative fair value discount of $33,547 was removed with a corresponding adjustment to accumulated deficit. A $4,121 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $100, with an unamortized discount of $4,021 at May 31, 2024. This note was extended to June 8, 2025.

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the three and nine months ended November 30, 2023 there were repayments of $27,000 and $81,000 , respectively on the note.

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $572,549 was removed with a corresponding adjustment to accumulated deficit. A $66,846 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $5,627, with an unamortized discount of $61,219 at May 31, 2024. This note was extended to September 14, 2025.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from July 28, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. On March 1, 2024, the unamortized relative fair value discount of $11,535 was removed with a corresponding adjustment to accumulated deficit. This note has been fully amortized. This note was extended to August 30, 2025.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 7, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 8, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from October 13, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

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

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. On March 1, 2024, the unamortized relative fair value discount of $286,775 was removed with a corresponding adjustment to accumulated deficit. A $47,892 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $610, with an unamortized discount of $47,282 at May 31, 2024.

November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants having a relative fair value of $299,750. On March 1, 2024, the unamortized relative fair value discount of $288,513 was removed with a corresponding adjustment to accumulated deficit. A $48,126 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $803, with an unamortized discount of $47,323 at May 31, 2024.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. On March 1, 2024, the unamortized relative fair value discount of $291,694 was removed with a corresponding adjustment to accumulated deficit. A $48,290 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $791, with an unamortized discount of $47,499 at May 31, 2024.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $287,814 was removed with a corresponding adjustment to accumulated deficit. A $47,976 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $814, with an unamortized discount of $47,162 at May 31, 2024.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $286,813 was removed with a corresponding adjustment to accumulated deficit. A $48,124 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $830, with an unamortized discount of $47,294 at May 31, 2024.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $288,342 was removed with a corresponding adjustment to accumulated deficit. A $48,294 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $806, with an unamortized discount of $47,488 at May 31, 2024.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(20)

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. On March 1, 2024, the unamortized relative fair value discount of $286,821 was removed with a corresponding adjustment to accumulated deficit. A $48,409 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $830, with an unamortized discount of $47,579 at May 31, 2024.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. On March 1, 2024, the unamortized relative fair value discount of $294,824 was removed with a corresponding adjustment to accumulated deficit. A $48,777 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $702, with an unamortized discount of $48,075 at May 31, 2024.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. On March 1, 2024, the unamortized relative fair value discount of $348,831 was removed with a corresponding adjustment to accumulated deficit. A $49,978 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $81, with an unamortized discount of $49,897 at May 31, 2024.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. On March 1, 2024, the unamortized relative fair value discount of $254,487 was removed with a corresponding adjustment to accumulated deficit. A $48,611 unamortized discount remained. For the three months ended May 31, 2024, the Company recorded amortization expense of $1,287, with an unamortized discount of $47,324 at May 31, 2024.

(21)	On November 30, 2023 , the Company entered into an agreement where the lender will buy pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on April 30,2024 through to April 30, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment. The Company has missed the April and May 2024 payments and is in discussions with lender to remedy this. No notices have been sent.

(22)

On March 8, 2024 , the Company entered into another agreement where the lender will buy pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on August 8, 2024 through to August 80, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after- acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary or Preferred Stock Activity

Series B Convertible, Redeemable Preferred Stock (Temporary Equity)

On April 27, 2024, in connection with a Share Purchase Agreement the Company created a new class Of Series B Convertible Redeemable Preferred Shares with 5,000 authorized shares. The Company received gross proceeds of $300,000 with net proceeds of $278,000 less $10,000 in legal fees and 12,000 in broker fees both charged against paid in capital. In addition, as a commitment fee the Company issued an additional 20 Series B Convertible Redeemable Preferred Shares, with a fair value of $24,000 charged to paid in capital. The shares have a redemption value of $1,200 per share. The Company must redeem one third of these shares in 30, days and each 30 days thereafter until all the shares are redeemed at 90 days. The Company must also pay an 8% dividend from issue date to redemption date. On May 30, the Company issued a dividend of 2.14 shares Series B Convertible Redeemable Preferred Shares having a value of $ 2,568 and redeemed 107.38 Series B shares for $128,856 including a deemed dividend of $28,856 which represents the redemption value over the purchase cost of the shares.

At May 31, 2024 there remains 215 Series B Convertible Redeemable Preferred Shares having a value of $ $257,712 in Temporary Equity.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2024	939	$1.00	9.50
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2024	939	$1.00	9.40

Summary of Common Stock Activity

For the three months ended May 31, 2024, the Company issued 1,080,166,425 common shares with gross proceeds of 2,789,639 and net proceeds of $2,682,593 after issuance costs of $116,046.

Summary of Common Stock Warrant Activity

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded a total of $47,462 and $0 respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2024	300,595,661	$0.003	1.00
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2024	300,595,661	$0.003	0.75

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Option Activity -Employee Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2024	188,667,035	$0.02	4.10
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(3,011,029)	$0.02	(4.60)
Outstanding at May 31, 2024	185,656,006	$0.02	4.00

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $62,013 and $62,542 for the three months ended May 31, 2024 and May 31, 2023, respectively.

Maturity of Lease Liabilities	Operating Leases
May 31, 2025	$231,141
May 31, 2026	225,348
May 31, 2027	219,418
May 31, 2028	207,557
May 31, 2029	207,558
May 31, 2030 and after	397,820
Total lease payments	1,488,842
Less: Interest	(393,254)
Present value of lease liabilities	$1,095,588

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	May 31, 2024	May 31, 2023
Numerator:
Net income (loss) available to common shareholders	$(4,194,359)	$(4,555,193)

Effect of common stock equivalents
Add: interest expense on convertible debt	—	—
Net income (loss) adjusted for common stock equivalents	(4,194,359)	(4,555,193)

Denominator:
Weighted average shares – basic	9,882,118,105	5,964,709,322

Net income (loss) per share – basic	$(0.00)	$(0.00)

Denominator:
Weighted average shares – diluted	9,882,118,105	5,964,709,322

Net income (loss) per share – diluted	$(0.00)	$(0.00)

The anti-dilutive shares of common stock equivalents for the three months ended May 31, 2024 and 2023 were as follows:

	For the Three Months Ended
	May 31, 2024	May 31, 2023*
Convertible Series F Preferred Shares	35,600,264,971	—
Convertible Redeemable Series B Preferred Shares	59,933,023	—
Stock options and warrants	486,251,667	396,917,451
Total	36,146,449,661	396,917,451

*	On August 23, 2021, the Company filed amended Series F preferred shares such that Series F preferred shares are not convertible into common stock by a holder until (A) August 23, 2023 or (B) the date on which such a conversion may be required for the purpose of (i) uplisting the Company to a new stock exchange, or (ii) selling more than 50% of the Company’s assets. Had these Series F preferred shares been convertible at November 30, 2023 and 2022 the dilutive effects would be as follows:

	For the Three Months Ended
	May 31, 2024	May 31, 2023
Convertible Series F Preferred Shares	—	21,147,364,222

15. SUBSEQUENT EVENTS

During June and July 2024, the Company issued 838,844,221 common shares pursuant to a share purchase agreement for gross proceeds of $3,261,225, issuance costs of $130,449 and net proceeds of $3,127,701.

In June 2024, the Company issued an 8% dividend Series B Convertible Redeemable Preferred Shares of 1.39 shares having a value $1,668 and redeemed 108.08 shares for $129,670 which includes a dividend of $29,670.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended May 31, 2024 and May 31, 2023 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended February 29, 2024, as filed on May 29, 2024 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended May 31, 2024 and 2023

The following table shows our results of operations for the three months ended May 31, 2024 and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	May 31, 2024	May 31, 2023	Dollars	Percentage
Revenues	$1,182,800	$385,208	$797,592	207%
Gross profit	887,207	373,866	513,341	137%
Operating expenses	3,720,463	3,322,843	397,620	12%
Loss from operations	(2,833,256)	(2,948,977)	115,721	4%
Other income (expense), net	(1,361,103)	(1,606,216)	(245,113)	15%
Net loss	$(4,194,359)	$(4,555,193)	$(360,834)	(8%)

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	May 31, 2024	May 31, 2023	Dollars	Percentage
Device rental activities	$980,536	$238,149	$742,387	312%
Direct sales of goods and services	202,264	147,059	55,205	38%
	$1,182,800	$385,208	$797,592	207%

Total revenue for the three-month period ended May 31, 2024 was $1,182,800 which represented an increase of $797,592 compared to total revenue of $385,208 for the three months ended May 31, 2023. Rental activities increased by $742,387 or 312%, as the Company continues to grow its product line and customer base. Direct sales grew by 38% driven by higher training revenue for the three months ended May 31, 2024.

Gross profit

Total gross profit for the three-month period ended May 31, 2024 was $887,207 which represented an increase of $513,341 compared to gross profit of $373,866 for the three months ended May 31, 2023. The increase is consistent with the increase in revenues as well as changes in product mix. And inventory adjustments. The gross profit % of 75% for the three-month period ended May 31, 2024 compares with the gross profit % of 97% for the three month period ended May 31, 2023. The prior period gross margin % is higher due to inventory adjustments.

Operating Expenses

	Period		Change
	Three Months Ended May 31, 2024	Three Months Ended May 31, 2023	Dollars	Percentage

Research and development	$640,710	$891,757	$(251,047)	(28)%
General and administrative	2,720,191	2,200,602	519,589	24%
Depreciation and amortization	297,549	167,942	129,607	77%
Operating lease cost and rent	62,013	62,542	(529)	(1)%
Operating expenses	$3,720,463	$3,322,843	$397,620	12%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended May 31, 2024 and May 31, 2023, were $3,720,463 and $3,322,463, respectively. The overall increase of $397,620 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $519,589. In comparing the three months ended May 31, 2024 and May 31, 2023 this increase was primarily due to the following increases: wages and salaries by $129,516, freight and duties by $125,886, installation $30,754, RMC costs by $72,603, commissions by $63,883, travel by $12,646, professional fees by $70,954, subcontractors by $47,924, insurance by $13,585 and other G& A increases.

●	Research and development decreased by $251,047 due to a reduction in funding on development of future products.

●	Depreciation and amortization increased by $129,607 due to large increases in revenue earning devices, demo devices, as well as some fixed assets.

●	Operating lease cost and rent decreased by $529.

Other Income (Expense)

Other income (expense) during the three months ended May 31, 2024 and May 31, 2023, was ($1,361,103) and ($1,606,216), respectively. The $245,113 decrease in other expense was primarily attributable to the amortization of debt discount decreasing because of the elimination of the unamortized relative fair value discount in the current quarter as a result of our implementation of ASU 2020-06.

Net loss

We had a net loss of $4,194,359 for the three months ended May 31, 2024, compared to a net loss of $4,555,193 for the three months ended May 31, 2023. The decrease in net loss of $360,834 is due to a number of factors: higher gross profit is reduced by higher general and administrative and depreciation in the three months ended May 31, 2024.

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

As of May 31, 2024, we had a cash balance of $193,103, accounts receivable(net) of $616,464, device parts inventory(net) of $1,830,467 and $28,749,738 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	May 31, 2024	February 29, 2024
Current assets	$3,094,192	$3,616,566
Current liabilities	28,749,738	21,715,651
Working capital	$(25,655,546)	$(18,099,085)

As of May 31, 2024 and February 29, 2024, we had a cash balance of $193,103 and $105,926, respectively.

Summary of Cash Flows

	Three Months Ended May 31, 2024	Three Months Ended May 31, 2023
Net cash used in operating activities	$(3,045,831)	$(2,991,003)
Net cash used in investing activities	$(21,728)	$(3,463)
Net cash (used in) provided by financing activities	$3,154,736	$2,341,909

Net cash used in operating activities.

Net cash used in operating activities for the three months ended May 31, 2024 was $3,045,831 which included a net loss of $4,194,359, non-cash activity such as inventory provision $210,000 ,bad debts expense of $13,000, reduction of right of use asset of $31,425, accretion of lease liability $31,065, stock based compensation of $83,323, change in operating assets and liabilities of $436,966, amortization of debt discount of $27,625, increase in related party accrued payroll and interest of $17,575 and depreciation and amortization of $297,549 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the three months ended May 31, 2024 was $21,728 which was the purchase of fixed assets of $19,132 and an acquisition of trademark of $2,596.

Net cash provided by financing activities.

Net cash provided by financing activities for the three months ended May 31, 2024 was $3,154,736. This consisted of share proceeds net of issuance costs of 2,682,592, proceeds from loans payable of $350,000, reduced by repayments on loans payable of $27,000. We also had proceeds on issuance of Series B Convertible Redeemable Preferred Shares of $278,000 reduced by a redemption on those shares of $128,856.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2023, as filed on June 14, 2023.

Related Party Transactions

For both the three months ended May 31, 2024 and May 31, 2023 , the Company had no repayments of net advances from its loan payable-related party. At May 31, 2024, the loan payable-related party was $275,013 and $257,438 at February 29, 2024. Included in the balance due to the related party at May 31, 2024 is $198,481 of deferred salary and interest, $152,513 of which bears interest at 12%. As of February 29, 2024, included in the balance due to the related party is $140,013 of deferred salary all of which bears interest at 12%. The accrued interest included in loan at May 31, 2024 and February 29, 2024 was $36,974 and $32,468, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months ended May 31, 2024 the Company accrued $0 (three months ended May 31 2023-$63,000) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At May 31, 2024 and February 29, 2024 there was $2,500,000 and $2,500,000 of incentive compensation payable.

During the three months ended May 31, 2024 and 2023, the Company was charged $631,584 and $882,015, respectively for fees for research and development from a company partially owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of May 31, 2024, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of May 31, 2024, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: July 15, 2024	BY:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: July 15, 2024	BY:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)

- 33 -