Form 10-Q
period 2024-08-31
Artificial Intelligence Technology Solutions Inc.
filed 2024-10-15
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,911,671,042 shares of common stock were issued and outstanding as of September 30, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2024 (unaudited)	February 29, 2024*
ASSETS
Current assets:
Cash	$543,133	$105,926
Accounts receivable, net	650,293	756,084
Share proceeds receivable	280,783	—
Device parts inventory, net	2,063,229	2,131,599
Prepaid expenses and deposits	552,667	622,957
Total current assets	4,090,105	3,616,566
Operating lease asset	1,070,511	1,139,188
Revenue earning devices, net of accumulated depreciation of $1,513,990 and $952,844, respectively	3,649,389	2,480,002
Fixed assets, net of accumulated depreciation of $434,043 and $349,878, respectively	258,183	268,075
Trademarks	31,224	27,080
Convertible note receivable	50,000	—
Investment at cost	50,000	50,000
Security deposit	15,880	15,880
Total assets	$9,215,292	$7,596,791
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,882,487	$2,032,707
Advances payable- related party	1,594	1,594
Customer deposits	363,572	73,702
Current operating lease liability	225,348	237,653
Current portion of deferred variable payment obligation	1,315,264	904,377
Loan payable - related party	279,589	257,438
Deferred compensation for CEO	204,091	538,767
Current portion of loans payable, net of discount of $88,993 and $688,598	23,373,618	13,190,882
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	9,396,626	4,440,009
Total current liabilities	37,080,711	21,715,651
Non-current operating lease liability	837,844	889,360
Loans payable, net of discount of $413,071 and $4,118,332, respectively	9,287,664	14,798,532
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	2,500,000	2,500,000
Accrued interest payable	2,454,436	5,367,805
Total liabilities	54,685,655	47,796,348

Commitments and Contingencies

Redeemable Preferred Stock (Temporary Equity):
Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly, $1,200 stated value, 5,000 shares authorized, 0 and 0 shares issued and outstanding at August 31, 2024 and February 29, 2024, respectively	—	—

Stockholders’ deficit:
Preferred Stock, undesignated; 15,535,000 shares authorized; no shares issued and outstanding at August 31, 2024 and February 29, 2024, respectively	—	—
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at August 31, 2024 and February 29, 2024, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,513 and 2,533 shares issued and outstanding, respectively	2,513	2,533
Common Stock, $0.00001 par value; 15,000,000,000 shares authorized 11,706,671,042 and 9,238,750,958 shares issued, issuable and outstanding, respectively	117,067	92,388
Additional paid-in capital	99,993,641	92,565,513
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(145,686,020)	(132,962,427)
Total stockholders’ deficit	(45,470,363)	(40,199,557)
Total liabilities and stockholders’ deficit	$9,215,292	$7,596,791

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

Revenues	$1,344,183	$386,363	$2,526,983	$771,571

Purchases and overhead	544,965	89,014	840,558	180,525
Depreciation and amortization	240,000	111,575	441,873	208,539
Cost of Goods Sold	784,965	200,589	1,282,431	389,064

Gross Profit	559,218	185,774	1,244,552	382,507

Operating expenses:
Research and development (Note 9)	677,410	794,548	1,318,120	1,686,305
General and administrative	2,324,953	2,294,471	5,045,144	4,414,902
Depreciation and amortization	107,762	79,466	203,438	150,444
Operating lease cost and rent	62,967	62,541	124,980	125,083
Total operating expenses	3,173,092	3,231,026	6,691,682	6,376,734

Loss from operations	(2,613,874)	(3,045,252)	(5,447,130)	(5,994,227)

Other income (expense), net:
Interest expense	(1,309,929)	(1,753,216)	(2,671,032)	(3,359,432)
Gain (loss) on settlement of debt	(6,520)	38,740	(6,520)	38,740
Total other expense net	(1,316,449)	(1,714,476)	(2,677,552)	(3,320,692)

Net loss	$(3,930,323)	$(4,759,728)	$(8,124,682)	$(9,314,919)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common share outstanding - basic	11,181,863,976	6,568,957,612	10,531,991,040	6,266,833,467

Weighted average common share outstanding - diluted	11,181,863,976	6,568,957,612	10,531,991,040	6,266,833,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Temporary Equity		Shareholder’s Deficit
	Series B		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2023	—	—	3,350,000	$3,350	2,533	$101,619	5,848,741,599	$58,489	$80,247,252	$(112,253,711)	$(31,843,001)
Issuance of shares, net of $81,285 issuance costs	—	—	—	—	—	—	280,929,190	2,809	1,316,100	—	1,318,909
Relative fair value of Series F warrants issued with debt	—	—	—	—	—	—	—	—	947,447	—	947,447
Stock based compensation	—	—	—	—	—	—	—	—	52,721	—	52,721
Net income	—	—	—	—	—	—	—	—	—	(4,555,193)	(4,555,193)
Balance at May 31, 2023	—	$—	3,350,000	$3,350	2,533	$101,619	6,129,670,789	$61,298	$82,563,520	$(116,808,904)	$(34,079,117)

Issuance of shares, net of $176,672 issuance costs	—	—	—	—	—	—	903,636,004	9,036	4,787,087	—	4,796,123
Shares as payment for services	—	—	—	—	—	—	6,500,000	65	44,395	—	44,460
Stock based compensation	—	—	—	—	—	—	—	—	50,713	—	50,713
Net income	—	—	—	—	—	—	—	—	—	(4,759,728)	(4,759,728)
Balance at August 31, 2023	—	$—	3,350,000	$3,350	2,533	$101,619	7,039,806,793	$70,399	$87,445,715	$(121,568,632)	$(33,947,549)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Temporary Equity		Shareholder’s Deficit
	Series B		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2024	—	—	3,350,000	$3,350	2,533	$101,619	9,238,750,958	$92,388	$92,565,513	$(132,962,427)	$(40,199,557)
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	—	—	—	—	—	—	—	—	—	(4,175,535)	(4,175,535)
Issuance of shares, net of $116,046 issuance costs	—	—	—	—	—	—	1,080,166,425	10,802	2,671,791	—	2,682,593
Issuance of Series B Preferred Shares	300	360,000	—	—	—	—	—	—	(82,000)	—	(82,000)
Series B Preferred Shares issued as commitment fee	20	24,000	—	—	—	—	—	—	(24,000)	—	(24,000)
Series B Preferred shares issued as dividend	2	2,568	—	—	—	—	—	—	(2,568)	—	(2,568)
Redemption of Series B Preferred shares	(107)	(128,856)	—	—	—	—	—	—	28,856	(28,856)	—
Stock based compensation	—	—	—	—	—	—	—	—	83,323	—	83,323
Net income	—	—	—	—	—	—	—	—	—	(4,194,359)	(4,194,359)
Balance at May 31, 2024	215	$257,712	3,350,000	$3,350	2,533	$101,619	10,318,917,383	$103,190	$95,240,915	$(141,361,177)	$(45,912,103)

Issuance of shares, net of $195,656 issuance costs	—	—	—	—	—	—	1,330,610,802	13,306	4,478,054	—	4,491,360
Debt exchanged for common stock	—	—	—	—	—	—	57,142,857	571	199,429	—	200,000
Series F Preferred Shares exchanged for debt	—	—	—	—	(20)	(20)	—	—	(65,793)	(334,187)	(400,000)
Series B Preferred shares issued as dividend	2	2,620	—	—	—	—	—	—	(2,620)	—	(2,620)
Redemption of Series B Preferred shares	(217)	(260,332)	—	—	—	—	—	—	60,333	(60,333)	—
Stock based compensation	—	—	—	—	—	—	—	—	83,323	—	83,323
Net income	—	—	—	—	—	—	—	—	—	(3,930,323)	(3,930,323)
Balance at August 31,2024	—	$—	3,350,000	$3,350	2,513	$101,599	11,706,671,042	$117,067	$99,993,641	$(145,686,020)	$(45,470,363)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31, 2024	Six Months Ended August 31, 2023
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,124,682)	$(9,314,919)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	645,311	358,983
Bad debts expense	11,995	24,730
Inventory provision	111,000	—
Reduction of right of use asset	63,821	58,220
Accretion of lease liability	61,159	66,864
Stock based compensation	166,646	228,434
Amortization of debt discounts	129,333	1,258,198
(Gain) loss on settlement of debt	6,520	(38,740)
Increase in related party accrued payroll and interest	22,151	54,230
Changes in operating assets and liabilities:
Accounts receivable	93,796	(20,377)
Prepaid expenses	75,146	(77,410)
Device parts inventory	(1,823,713)	(941,261)
Accounts payable and accrued expenses	6,989	16,775
Customer deposits	289,870	24,798
Deferred compensation for CEO	(505,000)	—
Operating lease liabilities	(118,383)	(125,083)
Current portion of deferred variable payment obligation for payments	410,887	125,457
Accrued interest payable	2,043,248	1,965,885
Net cash used in operating activities	(6,433,906)	(6,335,216)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(23,724)	(3,463)
Acquisition of trademarks	(4,144)	—
Convertible note receivable	(50,000)	—
Net cash used in investing activities	(77,868)	(3,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	6,893,169	6,115,032
Proceeds from loans payable	350,000	1,050,000
Repayment of loans payable	(183,000)	(254,000)
Proceeds on issuance of Series B shares	278,000	—
Redemption of Series B shares	(389,188)	—
Net cash provided by financing activities	6,948,981	6,911,032

Net change in cash	437,207	572,353

Cash, beginning of period	105,926	939,759

Cash, end of period	$543,133	$1,512,112

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$185,705	$9,892
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Transfer from device parts inventory to revenue earning devices	$1,781,083	$889,230
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	$4,175,535	$—
Discount applied to face value of loans	$—	$150,000
Exchange of Series F preferred stock for note payable	$400,000	$—
Exchange of note payable for common stock	$200,000	$—
Series B preferred shares issued as dividend	$5,188	$—
Series F warrants issued as part of debt	$—	$947,447
Shares issued for services	$—	$44,460

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

For the six months ended August 31, 2024, the Company had negative cash flow from operating activities of $6,433,906. As of August 31, 2024, the Company has an accumulated deficit of $145,686,020, and negative working capital of $32,990,606 Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In July 2024, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period. There remains approximately $29 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways: growing revenues, through equity proceeds, and issuing non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K/A as filed on May 29, 2024. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., and Robotic Assistance Devices Residential, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended August 31, 2024, are not necessarily indicative of the results that may be expected for the entire year.

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

Concentrations

Loans payable

At August 31, 2024 there were $33,163,345 of loans payable, $28,743,506 or 87% of these loans to companies controlled by one individual. At February 29, 2024 there were $32,796,345 of loans payable, $28,540,506 or 87% of these loans to companies controlled by the same individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $48,000 and $68,000 provided as of August 31, 2024 and February 29, 2024, respectively. For the three months ended August 31, 2024, two customers account for 55% of total accounts receivable. For the three months ended August 31, 2023, two customers account for 37% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of August 31, 2024 and February 29, 2024 there was a valuation reserve of $1,070,000 and $959,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At August 31, 2024 and February 29, 2024, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the six months ended August 31, 2024 , two customers accounted for 67% of total revenue (2023- 33%).

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
August 31, 2024
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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Device rental activities	$1,065,898	$343,543	$2,046,434	$581,692

Direct sales of goods and services	278,285	42,820	480,549	189,879
	$1,344,183	$386,363	$2,526,983	$771,571

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

Below is a summary of our lease assets and liabilities at August 31, 2024 and February 29, 2024.

Leases	Classification	August 31, 2024	February 29, 2024
Assets
Operating	Operating Lease Assets	$1,070,511	$1,139,188
Liabilities
Current
Operating	Current Operating Lease Liability	$225,348	$237,653
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	837,844	889,360
Total lease liabilities		$1,063,192	$1,127,013

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

Rent expense and operating lease cost was $62,967 and $124,980 for the three and six months ended August 31, 2024, respectively, and $62,541 and $125,083 for the three and six months ended August 31, 2023, respectively.

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	August 31, 2024	February 29, 2024
Revenue earning devices	$5,163,379	$3,432,846
Less: Accumulated depreciation	(1,513,990)	(952,844)
	$3,649,389	$2,480,002

During the three and six months ended August 31, 2024 the Company made total additions to revenue earning devices of $602,358 and $1,730,533, respectively, which were transfers from inventory. During the three and six months ended August 31, 2023 the Company made total additions to revenue earning devices of $341,042 and $785,464, respectively, which were transfers from inventory.

Depreciation and Amortization	Three Months Ended August 31, 2024	Three Months Ended August 31 2023	Six Months Ended August 31, 2024	Six Months Ended August 31 2023

Cost of Goods Sold	$240,000	$111,575	$441,873	$208,539
Operating expenses	64,918	30,039	119,273	55,916
Total Depreciation and Amortization	$304,918	$141,614	$561,146	$264,455

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FIXED ASSETS

Fixed assets consisted of the following:

	August 31, 2024	February 29, 2024
Automobile	$74,237	$74,237
Demo devices	244,900	194,352
Tooling	107,020	107,020
Machinery and equipment	8,825	8,825
Computer equipment	157,446	150,387
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	36,305	19,639
Leasehold improvements	26,956	26,956
	692,226	617,953
Less: Accumulated depreciation	(434,043)	(349,878)
	$258,183	$268,075

During the three months ended August 31, 2024, the Company made additions of $22,097 of which $17,505 were transfers from inventory with remaining additions of $4,592. During the six months ended August 31, 2024, the Company made additions of $74,274 of which $50,550 were transfers from inventory with remaining additions of $23,724. During the three months ended August 31, 2023, the Company made additions of $75,057 which were transfers from inventory. During the six months ended August 31, 2023, the Company made additions of $107,230 of which $103,767 were transfers from inventory with remaining additions of $3,463.

Depreciation expense was $42,844 and $84,165 for the three and six months ended August 31, 2024, respectively, and $49,427 and $94,528 for the three and six months ended August 31, 2023, respectively.

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

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of August 31, 2024, the Company has accrued $1,315,264 in Payments of which $667,633 are in arrears. As of February 29, 2024, the Company has accrued approximately $904,377 in Payments, of which $542,176 is in arrears. No notices have been sent to the Company.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of August 31, 2024, and February 29, 2024, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months and six months ended August 31, 2023 and year ended February 28, 2023, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both August 31, 2024 and February 29, 2024.

9. RELATED PARTY TRANSACTIONS

For both the three months ended August 31, 2024 and August 31, 2023 , the Company had no repayments of net advances from its loan payable-related party At August 31, 2024 the loan payable-related party was $279,589 and $257,438 at February 29, 2024. Included in the balance due to the related party at August 31, 2024 is $203,057 of deferred salary and interest, $152,513 of which bears interest at 12%. As of February 29, 2024, included in the balance due to the related party is $140,013 of deferred salary all of which bears interest at 12%. The accrued interest included in loan at August 31, 2024 and February 29, 2024 was $41,549 and $32,468, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and six ended August 31, 2023, the Company accrued $0 (2023-$62,000) and $0 (2023-$125,000) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At August 31, 2024 and February 29, 2024 there was $2,500,000 and $2,500,000 of incentive compensation payable.

At August 31, 2024 deferred compensation for CEO was $204,091. For the 6 months ended August 31, 2024,the net change was a decrease of $334,676 comprising of cash repayment of $505,000 offset by accruals and adjustments of $170,324. At February 29, 2024 deferred compensation for CEO was $538,767.

During the three months ended August 31, 2024 and 2023, the Company was charged $777,260 and $777,260, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the six months ended August 31, 2024 and 2023, the Company was charged $1,289,830 and $1,659,275, respectively for fees for research and development from a company partially owned by a principal shareholder.

10. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2022 and February 28, 2021. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of August 31, 2024 and February 29, 2024, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at August 31, 2024 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1)*	$3,500	22%
December 10, 2020	March 1, 2025	Promissory note	(2)	3,921,168	12%
December 10, 2020	March 1, 2025	Promissory note	(3)	2,754,338	12%
December 10, 2020	December 10, 2024	Promissory note	(4)	165,605	12%
December 14, 2020	March 1, 2027	Promissory note	(5)	310,375	12%
December 30, 2020	March 1, 2025	Promissory note	(6)	350,000	12%
January 1, 2021	March 1, 2025	Promissory note	(7)	25,000	12%
January 1, 2021	March 1, 2025	Promissory note	(8)	145,000	12%
January 14, 2021	March 1, 2025	Promissory note	(9)	550,000	12%
February 22, 2021	March 1, 2025	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2025	Promissory note	(11)	6,000,000	12%
June 8, 2021	June 8, 2025	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	3,740,360	7%
September 14, 2021	September 14, 2025	Promissory note	(14)	1,650,000	12%
July 28, 2022	March 1, 2025	Promissory note	(15)	170,000	15%
August 30, 2022	August 30,2025	Promissory note	(16)	3,000,000	15%
September 7, 2022	March 1, 2025	Promissory note	(17)	400,000	15%
September 8, 2022	March 1, 2025	Promissory note	(18)	475,000	15%
October 13, 2022	March 1, 2025	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 23	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
October 27, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
November 30, 2023	April 30, 2025	Purchase Agreement	(21)	203,000	35%
March 8, 2024	August 8, 2025	Purchase Agreement	(22)	350,000	35%
August 8, 2024	August 8, 2025	Exchange Agreement	(23)	200,000	12%
				$33,163,346

Less: current portion of loans payable				(23,462,611)
Less: discount on non-current loans payable				(413,071)
Non-current loans payable, net of discount				$9,287,664

Current portion of loans payable				$23,462,611
Less: discount on current portion of loans payable				(88,993)
Current portion of loans payable, net of discount				$23,373,618

*	In default

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 1, 2024 the Company adjusted the relative fair value unamortized discount on the above notes by $4,175,535 with a corresponding adjustment to accumulated deficit to apply ASU 2020-06.

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $0.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $300,000 has been repaid during the year ended February 29, 2024. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.The maturity date was extended from December 10, 2023 to December 10, 2024 on February 29, 2024 and a fee of $22,958 was paid and charged to interest expense.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. On March 1, 2024, the unamortized relative fair value discount of $65,092 was removed with a corresponding adjustment to accumulated deficit. A $8,399 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $2,439 and $3,954, respectively, with an unamortized discount of $4,445 at August 31, 2024.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $80,284 was removed with a corresponding adjustment to accumulated deficit. A $10,559 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from January 14, 2024 to March 1, 2025 with all other terms and Conditions remaining the same. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $3,117 and $5,053, respectively, with an unamortized discount of $5,506 at August 31, 2024.

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. On March 1, 2024, the unamortized relative fair value discount of $497,614 was removed with a corresponding adjustment to accumulated deficit. A $55,585 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from February 22, 2024 to March 1, 2025 with all other terms and conditions remaining the same. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $16,759 and $26,243, respectively, with an unamortized discount of $29,342 at August 31, 2024.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant.. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized. This note was again extended to March 1, 2025.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note was extended to June 8, 2025. On March 1, 2024, the unamortized relative fair value discount of $33,547 was removed with a corresponding adjustment to accumulated deficit. A $4,121 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $1,239 and $1,339, respectively, with an unamortized discount of $2,782 at August 31, 2024.

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the three and six months ended August 31, 2024 there were repayments of $9,000 and $36,000 , respectively on the note.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $572,549 was removed with a corresponding adjustment to accumulated deficit. A $66,846 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $14,301 and $19,928, respectively, with an unamortized discount of $46,918 at August 31, 2024. This note was extended to September 14, 2025.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from July 28, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. On March 1, 2024, the unamortized relative fair value discount of $11,535 was removed with a corresponding adjustment to accumulated deficit. This note has been fully amortized. This note was extended to August 30, 2025.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 7, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 8, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from October 13, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

(20)	On October 28, 2022 the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At February 29, 2024 the Company has issued all 10 tranches totaling $ 4,000,000 as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. On March 1, 2024, the unamortized relative fair value discount of $286,775 was removed with a corresponding adjustment to accumulated deficit. A $47,892 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $6,455 and $7,065, respectively, with an unamortized discount of $40,827 at August 31, 2024.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(20)	November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants having a relative fair value of $299,750. On March 1, 2024, the unamortized relative fair value discount of $288,513 was removed with a corresponding adjustment to accumulated deficit. A $48,126 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $6,294 and $7,097, respectively, with an unamortized discount of $41,029 at August 31, 2024.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. On March 1, 2024, the unamortized relative fair value discount of $291,694 was removed with a corresponding adjustment to accumulated deficit. A $48,290 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $6,238 and $7,119, respectively, with an unamortized discount of $41,171 at August 31, 2024.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $287,814 was removed with a corresponding adjustment to accumulated deficit. A $47,976 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $6,262 and $7,076, respectively, with an unamortized discount of $40,900 at August 31, 2024.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $286,813 was removed with a corresponding adjustment to accumulated deficit. A $48,124 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $6,266 and $7,096, respectively, with an unamortized discount of $41,028 at August 31, 2024.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $288,342 was removed with a corresponding adjustment to accumulated deficit. A $48,294 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $6,314 and $7,130, respectively, with an unamortized discount of $41,174 at August 31, 2024.

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. On March 1, 2024, the unamortized relative fair value discount of $286,821 was removed with a corresponding adjustment to accumulated deficit. A $48,409 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $6,305 and $7,135, respectively, with an unamortized discount of $41,274 at August 31, 2024.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. On March 1, 2024, the unamortized relative fair value discount of $294,824 was removed with a corresponding adjustment to accumulated deficit. A $48,777 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $6,484 and $7,186, respectively, with an unamortized discount of $41,591 at August 31, 2024.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. On March 1, 2024, the unamortized relative fair value discount of $348,831 was removed with a corresponding adjustment to accumulated deficit. A $49,978 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $7,269 and $7,350, respectively, with an unamortized discount of $42,628 at August 31, 2024.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. On March 1, 2024, the unamortized relative fair value discount of $254,487 was removed with a corresponding adjustment to accumulated deficit. A $48,611 unamortized discount remained. For the three and six months ended August 31, 2024, the Company recorded amortization expense of $5,876 and $7,163, respectively, with an unamortized discount of $41,448 at August 31, 2024.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(21)	On November 30, 2023, the Company entered into an agreement where the lender will buy pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on April 30,2024 through to April 30, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment. The Company has repaid $147,000 and $53,000 in accrued interest in July to account for the missed the April and August 2024 payments not made in agreement with the lender. No notices have been sent.

(22)	On March 8, 2024, the Company entered into another agreement where the lender will buy pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on August 8, 2024 through to August 80, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after- acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment. The August 2024 payment has not been made but will be resolved with the lender. No notices have been sent.

(23)	On August 8, 2024, a Series F preferred shareholder exchanged 20 Series F the preferred shares for a $400,000 note payable. On August 22, 2022 the lender exchanged $200,000 of note principal for 57,142,857 common shares. The common shares were issued in September 2024. The note balance at August 31, 2024 is $200,000.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary or Preferred Stock Activity

Series B Convertible, Redeemable Preferred Stock (Temporary Equity)

On April 27, 2024, in connection with a Share Purchase Agreement the Company created a new class Of Series B Convertible Redeemable Preferred Shares with 5,000 authorized shares. The Company received gross proceeds of $300,000 with net proceeds of $278,000 less $10,000 in legal fees and 12,000 in broker fees both charged against paid in capital. In addition, as a commitment fee the Company issued an additional 20 Series B Convertible Redeemable Preferred Shares, with a fair value of $24,000 charged to paid in capital. The shares have a redemption value of $1,200 per share. The Company must redeem one third of these shares in 30, days and each 30 days thereafter until all the shares are redeemed at 90 days. The Company must also pay an 8% dividend from issue date to redemption date. On May 30, June 28 and July 28, 2024 the Company then issued total dividends of 4.32 shares of Series B Convertible Redeemable Preferred Shares having a value of $5,188 and fully redeemed the outstanding 324 Series B shares for $389,189 including deemed dividends of $89,189 which represents the redemption value over the purchase cost of the shares.

At August 31, 2024 there are 0 Series B Convertible Redeemable Preferred Shares outstanding.

Series F Convertible Preferred Shares

During the six months ended August 31, 2024, a Series F preferred shareholder exchanged 20 Series F preferred shares for a $400,000 note payable. (see Note 12). The Company record an adjustment to the par value of the shares of $20, paid -in capital for the carrying value of the shares of $65,793 with the remaining amount of $334,187 a deemed dividend.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2023	939	$1.00	9.50
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2024	939	$1.00	9.20

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Activity

The Company increased authorized common shares from 12,500,000,000 to 15,000,000,000 on October 4, 2024.

For the three months ended August 31, 2024, the Company issued 1,330,610,802 common shares with gross proceeds of $4,687,016 and net proceeds of $4,491,360 after issuance costs of $195,656. For the six months ended August 31, 2024, the Company issued 2,410,777,227 common shares with gross proceeds of $7,485,654 and net proceeds of $7,173,953 after issuance costs of $311,701. In addition, for the three and six months ended the Company issued 57,142,857 issuable shares as payment for $200,000 pf principle on a note payable. (see Note 12)

The table below represent the common shares issued, issuable and outstanding at August 31, 2024 and February 29, 2024:

Common shares	August 31, 2024	February 29, 2024
Issued	11,649,528,185	9,238,750,958
Issuable	57,142,857	—
Issued, issuable and outstanding	11,706,671,042	9,238,750,958

Summary of Common Stock Warrant Activity

For the three months and six months ended August 31, 2024 and August 31, 2023, the Company recorded a total of $83,323 and $50,713, and $166,646 and $103,434 respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2024	300,595,661	$0.003	1.00
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2024	300,595,661	$0.003	0.49

Summary of Common Stock Option Activity -Employee Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2024	188,667,035	$0.02	4.10
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(3,011,029)	$0.02	(4.60)
Outstanding at August 31, 2024	185,656,006	$0.02	4.00

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $62,967 and $124,980 for the three and six months ended August 31, 2024, respectively, and 62,541 and $125,083 for the three and six months ended August 31, 2023, respectively.

Maturity of Lease Liabilities	Operating Leases
August 31, 2025	$225,348
August 31, 2026	225,348
August 31, 2027	214,970
August 31, 2028	207,558
August 31, 2029	207,558
August 31, 2030 and after	345,930
Total lease payments	1,426,712
Less: Interest	(363,520)
Present value of lease liabilities	$1,063,192

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(3,930,323)	$(4,759,728)	$(8,124,682)	$(9,314,919)
Deduct : Dividend on Series B shares	(60,833)	—	(89,689)	—
Deduct: Deemed dividend on redemption of Series F shares	(334,187)	—	(334,187)	—
Net loss available to common shareholders	(4,325,343)	(4,759,728)	(8,548,558)	(9,314,919)

Denominator:
Weighted average shares – basic	11,181,863,976	6,568,957,612	10,531,991,040	6,266,833,467

Net income (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—	—	—
Convertible Series F Preferred Shares	—	—	—	—
Stock options and warrants	—	—	—	—
	—	—	—	—
Denominator:
Weighted average shares – diluted	11,181,863,976	6,568,957,612	10,531,991,040	6,266,833,467

Net income (loss) per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The anti-dilutive shares of common stock equivalents for the three and six months ended August 31, 2024 and 2032 were as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2024	2023	2024	2023

Convertible notes and accrued interest	—	—	—	—
Convertible Series F Preferred Shares	40,388,015,095	24,286,988,436	40,388,015,095	24,286,988,436
Stock options and warrants	486,251,667	433,767,451	486,251,667	433,767,451
Total	40,874,266,762	24,720,755,887	40,874,266,762	24,720,755,887

15. SUBSEQUENT EVENTS

Subsequent to August 31, 2024:

— The Company issued 335,000,000 common shares pursuant to a share purchase agreement for gross proceeds of $850,551, issuance costs of $37,097 and net proceeds of $813,454.

— The Board of Directors approved to increase authorized common shares from 12,500,000,000 to 15,000,000,000 on October 4, 2024.

— On September 24, 2024 a prospective lender filed a claim against the Company for an alleged breach of a non-binding term sheet entered into on June 7, 2024. The Company and its counsel believe the claim is without merit and will contest it vigorously. Accordingly, the Company has made no accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and six months ended August 31, 2024 and August 31, 2023 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 29, 2024, as filed on May 29, 2024 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended August 31, 2024 and 2023

The following table shows our results of operations for the three months ended August 31, 2024 and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	August 31, 2024	August 31, 2023	Dollars	Percentage
Revenues	$1,344,183	$386,363	$957,820	248%
Gross profit	559,218	185,774	373,444	201%
Operating expenses	3,173,092	3,231,026	(57,934)	(2)%
Loss from operations	(2,613,874)	(3,045,252)	431,378	14%
Other income (expense), net	(1,316,449)	(1,714,476)	398,027	23%
Net Loss	$(3,930,323)	$(4,759,728)	$829,405	17%

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	August 31, 2024	August 31, 2023	Dollars	Percentage
Device rental activities	$1,065,898	$343,543	$722,355	210%
Direct sales of goods and services	278,285	42,820	235,465	550%
	$1,344,183	$386,363	$957,820	248%

Total revenue for the three-month period ended August 31, 2024 was $1,344,183 which represented an increase of $957,820 compared to total revenue of $386,363 for the three months ended August 31, 2023. Rental activities increased by 210% over the prior year’s quarter and direct sales by $235,465 as the Company continues to grow its core business.

Gross profit

Total gross profit for the three-month period ended August 31, 2024 was $559,218, which represented an increase of $373,444 compared to gross profit of $185,774 for the three months ended August 31, 2023. The gross profit increased due to the higher sales. The gross profit % of 42% for the three-month period ended August 31, 2024 was lower than the gross profit % of 48% for the prior year’s corresponding period.

Operating Expenses

	Period
	Three Months Ended	Three Months Ended	Change
	August 31, 2024	August 31, 2023	Dollars	Percentage
Research and development	$677,410	$794,548	$(117,138)	(15)%
General and administrative	2,324,953	2,294,471	30,482	1%
Depreciation and amortization	107,762	79,466	28,296	36%
Operating lease cost and rent	62,967	62,541	426	1%
Operating expenses	$3,173,092	$3,231,026	$(57,934)	(2)%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended August 31, 2024 and August 31, 2023, were $3,173,092 and $3,231,026, respectively. The overall decrease of $57,934 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $30,482. In comparing the three months ended August 31, 2024 and August 31, 2023 the increase in G&A was primarily due to increases in wages and salaries of $348,837 and subcontractors of $46,581. These increases were partially offset by decreases in: professional fees of $170,274, stock-based compensation of $58,984, production supplies of $19,712, marketing of $19,712, freight of $4,362 and travel of $79,408

●	Research and development decreased by $117,138 due to a reduction in funding on development of future products.

●	Depreciation and amortization increased by $28,926 due to increases in revenue earning devices, demo devices, warehouse equipment and computer equipment.

●	Operating lease cost and rent increased by $426.

Other Income (Expense)

Other income (expense) consisted of interest. Other income (expense) during the three months ended August 31, 2024 and August 31, 2023, was ($1,316,449) and ($1,714,476), respectively. The $398,027 decrease in other expense was primarily attributable to the application of ASU-2020 06 in the current year which resulted in lower amortization expense.

Net loss

We had a net loss of $3,930,323 for the three months ended August 31, 2024, compared to a net loss of $4,759,728 for the three months ended August 31, 2023. The decrease in net loss of $829,405 is primarily a result of higher gross profit and lower other expense.

Results of Operations for the Six Months Ended August 31, 2024 and 2023

The following table shows our results of operations for the six months ended August 31, 2024 and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period
	Six Months Ended	Six Months Ended	Change
	August 31, 2024	August 31, 2023	Dollars	Percentage
Revenues	$2,526,983	$771,571	$1,755,412	228%
Gross profit	1,244,552	382,507	862,045	225%
Operating expenses	6,691,682	6,376,734	314,948	5%
Loss from operations	(5,447,130)	(5,994,227)	547,097	9%
Other income (expense), net	(2,677,552)	(3,320,692)	643,140	19%
Net loss	$(8,124,682)	$(9,314,919)	$1,190,237	13%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Six Months Ended	Six Months Ended	Change
	August 31, 2024	August 31, 2023	Dollars	Percentage
Device rental activities	$2,046,434	$581,692	$1,464,742	252%
Direct sales of goods and services	480,549	189,879	290,670	153%
	$2,526,983	$771,571	$1,755,412	228%

Total revenue for the six-month period ended August 31, 2024 was $2,526,983 which represented an increase of $1,755,412 compared to total revenue of $771,571 for the six months ended August 31, 2023. This increase is a result of an increase in rental sales of $1,464,742 as the Company deployed more units as well as an increase in direct sales of $290,670.

Gross profit

Total gross profit for the six-month period ended August 31, 2024 was $1,244,552 which represented an increase of $862,045, compared to gross profit of $382,507 for the six months ended August 31, 2023. The gross profit increased due to the higher sales. The gross profit % was 49% for both the six month period ended August 31, 2024 and 2023.

Operating Expenses

	Period
	Six Months Ended	Six Months Ended	Change
	August 31, 2024	August 31, 2023	Dollars	Percentage
Research and development	$1,318,120	$1,686,305	$(368,185)	(22)%
General and administrative	5,045,144	4,414,902	630,932	14%
Depreciation and amortization	203,438	150,444	52,994	35%
Operating lease cost and rent	124,980	125,083	(103)	0%
Operating expenses	$6,691,682	$6,376,734	$314,948	5%

General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the six-month period ended August 31, 2024 and August 31, 2023, were $6,691,682 and $6,376,734, respectively. The overall increase of $314,948 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $630,932. In comparing the six months ended August 31, 2024 and August 31, 2023 the increase may be partially explained by the following decreases: wages and salaries by $478,383, subcontractors by $94,505, professional fees by $173,272, commissions by $110,694. freight by $121,524, installation costs by$85,403, and RMC costs by $164,710. These were partially offset by decreases in the following accounts: professional fees by $144,064, stock-based compensation by $91,382, travel by $66,762, repairs and maintenance by $66,478, sales and marketing by $41,630, production supplies by $38,244 and other general and administrative decreases.

●	Research and development decreased by $368,185 due to a reduction in funding on development of future products.

●	Depreciation and amortization increased by $52,994 due to the acquisition of revenue earning devices, demo devices, warehouse equipment and computer equipment.

●	Operating lease cost and rent decreased by $103.

Other Income (Expense)

Other income (expense) during the six months ended August 31, 2024 and August 31, 2023, was ($2,677,552) and ($3,320,692), respectively. The $643,140 decrease in other expense was primarily attributable to the application of ASU-2020 06 in the current year which resulted in lower amortization expense.

Net loss

We had a net loss of $8,124,682 for the six months ended August 31, 2024, compared to a net loss of $9,314,919 for the six months ended August 31, 2023. The decrease in net loss of $1,190,237 is a result of higher gross profit and a reduction on other expense.

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

As of August 31, 2024, we had a cash balance of $543,133, accounts receivable of $650,293, device parts inventory of $2,063,229 and $37,080,711in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	May 31, 2024	February 29, 2024
Current assets	$4,090,105	$3,616,566
Current liabilities	37,080,711	21,715,651
Working capital	$(32,990,606)	$(18,099,085)

As of August 31, 2024 and February 29, 2024, we had a cash balance of $543,133 and $105,926, respectively.

Summary of Cash Flows

Summary of Cash Flows	Six Months Ended August 31, 2024	Six Months Ended August 31, 2023
Net cash used in operating activities	$(6,433,906)	$(6,335,216)
Net cash used in investing activities	$(77,868)	$(3,463)
Net cash provided by financing activities	$6,948,981	$6,911,032

Net cash used in operating activities.

Net cash used in operating activities for the six months ended August 31, 2024 was $6,433,906 which included a net loss of $8,124,682 non-cash activity such as the bad debts expense of $11,995, inventory provision of $111,000, reduction of right of use asset of $63,821, accretion of lease liability $61,159, stock based compensation of $166,646, loss on settlement of debt of $6,520, change in operating assets and liabilities of $472,840, amortization of debt discount of $129,333, increase in related party accrued payroll and interest of $22,151 and depreciation and amortization of $645,311 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended August 31, 2024 was $77,868, $23,724 for the purchase of fixed assets, $4,144 for acquisition of trademarks and $50,000 for a convertible note receivable.

Net cash provided by financing activities.

Net cash provided by financing activities was $6,948,981 for the six months ended August 31, 2024. This consisted of share proceeds net of issuance costs of 6,893,169, proceeds from loans payable of $350,000, reduced by repayments on loans payable of $183,000, proceeds on the issuance of Series B redeemable convertible preferred shares of $278,000 reduced by redemption of those same Series B redeemable convertible preferred shares of $389,188.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 29, 2024, as filed on May 29, 2024.

Related Party Transactions

For both the three months ended August 31, 2024 and August 31, 2023 , the Company had no repayments of net advances from its loan payable-related party At August 31, 2024 the loan payable-related party was $279,589 and $257,438 at February 29, 2024. Included in the balance due to the related party at August 31, 2024 is $203,057 of deferred salary and interest, $152,513 of which bears interest at 12%. As of February 29, 2024, included in the balance due to the related party is $140,013 of deferred salary all of which bears interest at 12%. The accrued interest included in loan at August 31, 2024 and February 29, 2024 was $41,549 and $32,468, respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and six ended August 31, 2023, the Company accrued $0 (2023-$62,000) and $0 (2023-$125,000) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At August 31, 2024 and February 29, 2024 there was $2,500,000 and $2,500,000 of incentive compensation payable.

At August 31, 2024 deferred compensation for CEO was $204,091. For the 6 months ended August 31, 2024,the net change was a decrease of $334,676 comprising of cash repayment of $505,000 offset by accruals and adjustments of $170,324. At February 29, 2024 deferred compensation for CEO was $538,767.

During the three months ended August 31, 2024 and 2023, the Company was charged $777,260 and $777,260, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the six months ended August 31, 2024 and 2023, the Company was charged $1,289,830 and $1,659,275, respectively for fees for research and development from a company partially owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of August 31, 2024, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of August 31, 2024, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: October 15, 2024	BY:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: October 15, 2024	BY:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)

- 36 -