Form 10-Q
period 2024-11-30
Artificial Intelligence Technology Solutions Inc.
filed 2025-01-14
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,308,594,118 shares of common stock were issued and outstanding as of January 13, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2024 (unaudited)	February 29, 2024*
ASSETS
Current assets:
Cash	$84,231	$105,926
Accounts receivable, net	1,249,792	756,084
Share proceeds receivable	352,701	—
Device parts inventory, net	1,883,530	2,131,599
Prepaid expenses and deposits	430,159	622,957
Total current assets	4,000,413	3,616,566
Operating lease asset	1,040,862	1,139,188
Revenue earning devices, net of accumulated depreciation of $1,881,451 and $952,844, respectively	4,351,750	2,480,002
Fixed assets, net of accumulated depreciation of $460,641 and $349,878, respectively	257,189	268,075
Trademarks	31,224	27,080
Convertible note receivable	50,000	—
Investment at cost	50,000	50,000
Security deposit	15,880	15,880
Total assets	$9,797,318	$7,596,791
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,495,455	$2,034,301
Customer deposits	102,321	73,702
Current operating lease liability	225,348	237,653
Current portion of deferred variable payment obligation	1,599,971	904,377
Loan payable - related party	297,414	257,438
Deferred compensation for CEO	598,635	538,767
Current portion of loans payable, net of discount of $58,620 and $688,598	25,053,991	13,190,882
Vehicle loan - current portion	38,522	38,522
Current portion of accrued interest payable	10,882,807	4,440,009
Total current liabilities	41,294,464	21,715,651
Non-current operating lease liability	810,513	889,360
Loans payable, net of discount of $374,081 and $4,118,332, respectively	7,676,654	14,798,532
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	2,500,000	2,500,000
Accrued interest payable	2,008,308	5,367,805
Total liabilities	56,814,939	47,796,348

Commitments and Contingencies

Redeemable Preferred Stock (Temporary Equity):
Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly, $1,200 stated value, 5,000 shares authorized, 0 and 0 shares issued and outstanding at November 30, 2024 and February 29, 2024, respectively	—	—

Stockholders’ deficit:
Preferred Stock, undesignated; 15,535,000 shares authorized; no shares issued and outstanding at November 30, 2024 and February 29, 2024, respectively	—	—
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at November 30, 2024 and February 29, 2024, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,513 and 2,533 shares issued and outstanding, respectively	2,513	2,533
Common Stock, $0.00001 par value; 15,000,000,000 shares authorized 12,581,671,042 and 9,238,750,958 shares issued, issuable and outstanding, respectively	125,817	92,388
Additional paid-in capital	102,141,607	92,565,513
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(149,389,994)	(132,962,427)
Total stockholders’ deficit	(47,017,621)	(40,199,557)
Total liabilities and stockholders’ deficit	$9,797,318	$7,596,791

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2024	Three Months Ended November 30, 2023	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023

Revenues	$1,750,968	$596,980	$4,277,951	$1,368,551

Cost of Goods Sold	289,339	135,914	688,024	316,439
Depreciation and amortization	287,799	113,830	729,672	322,369
Total Cost of Goods Sold	577,138	249,744	1,417,696	638,808

Gross Profit	1,173,830	347,236	2,860,255	729,743

Operating expenses:
Research and development (Note 9)	579,045	557,126	1,897,165	2,243,431
General and administrative	2,733,547	2,009,047	8,220,564	6,423,951
Depreciation and amortization	106,261	101,933	309,699	252,377
Operating lease cost and rent	57,875	64,081	182,855	189,164
Total operating expenses	3,476,728	2,732,187	10,610,283	9,108,923

Loss from operations	(2,302,898)	(2,384,951)	(7,750,028)	(8,379,180)

Other income (expense), net:
Interest expense	(1,401,076)	(1,581,533)	(4,072,108)	(4,940,965)
Gain (loss) on settlement of debt	—	—	(6,520)	38,740
Total other income (expense), net	(1,401,076)	(1,581,533)	(4,078,628)	(4,902,225)

Net Loss	$(3,703,974)	$(3,966,484)	$(11,828,656)	$(13,281,405)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common share outstanding - basic	12,161,286,427	7,294,775,879	11,071,139,695	6,606,988,956

Weighted average common share outstanding - diluted	12,161,286,427	7,294,775,879	11,071,139,695	6,606,988,956

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Temporary Equity		Shareholder’s Deficit
	Series B		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2024	—	—	3,350,000	$3,350	2,533	$101,619	9,238,750,958	$92,388	$92,565,513	$(132,962,427)	$(40,199,557)
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	—	—	—	—	—	—	—	—	—	(4,175,535)	(4,175,535)
Issuance of shares, net of $116,046 issuance costs	—	—	—	—	—	—	1,080,166,425	10,802	2,671,791	—	2,682,593
Issuance of Series B Preferred Shares	300	360,000	—	—	—	—	—	—	(82,000)	—	(82,000)
Series B Preferred Shares issued as commitment fee	20	24,000	—	—	—	—	—	—	(24,000)	—	(24,000)
Series B Preferred shares issued as dividend	2	2,568	—	—	—	—	—	—	(2,568)	—	(2,568)
Redemption of Series B Preferred shares	(107)	(128,856)	—	—	—	—	—	—	28,856	(28,856)	—
Stock based compensation	—	—	—	—	—	—	—	—	83,323	—	83,323
Net income	—	—	—	—	—	—	—	—	—	(4,194,359)	(4,194,359)
Balance at May 31, 2024	215	$257,712	3,350,000	$3,350	2,533	$101,619	10,318,917,383	$103,190	$95,240,915	$(141,361,177)	$(45,912,103)

Issuance of shares, net of $195,656 issuance costs	—	—	—	—	—	—	1,330,610,802	13,306	4,478,054	—	4,491,360

Debt exchanged for common stock	—	—	—	—	—	—	57,142,857	571	199,429	—	200,000
Series F Preferred Shares exchanged for debt	—	—	—	—	(20)	(20)	—	—	(65,793)	(334,187)	(400,000)
Series B Preferred shares issued as dividend	2	2,620	—	—	—	—	—	—	(2,620)	—	(2,620)
Redemption of Series B Preferred shares	(217)	(260,332)	—	—	—	—	—	—	60,333	(60,333)	—
Stock based compensation	—	—	—	—	—	—	—	—	83,323	—	83,323
Net income	—	—	—	—	—	—	—	—	—	(3,930,323)	(3,930,323)
Balance at August 31, 2024	—	$—	3,350,000	$3,350	2,513	$101,599	11,706,671,042	$117,067	$99,993,641	$(145,686,020)	$(45,470,363)
Issuance of shares, net of $93,885 issuance costs	—	—	—	—	—	—	875,000,000	8,750	2,064,643	—	2,073,393

Stock based compensation	—	—	—	—	—	—	—	—	83,323	—	83,323
Net income	—	—	—	—	—	—	—	—	—	(3,703,974)	(3,703,974)
Balance at November 30, 2024	—	$—	3,350,000	$3,350	2,513	$101,599	12,581,671,042	$125,817	$102,141,607	$(149,389,994)	$(47,017,621)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(11,828,656)	$(13,281,405)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,039,371	574,746
Bad debts expense	37,995	26,730
Inventory provision	150,000	—
Reduction of right of use asset	91,152	88,378
Accretion of lease liability	90,165	99,248
Stock based compensation	249,969	337,896
Change in fair value of derivative liabilities	—	—
Amortization of debt discounts	198,696	1,755,897
(Gain) loss on settlement of debt	6,520	(38,740)
Increase in related party accrued payroll and interest	39,976	92,770
Changes in operating assets and liabilities:
Accounts receivable	(531,703)	(267,144)
Prepaid expenses	199,972	(90,315)
Device parts inventory	(2,778,439)	(2,004,189)
Accounts payable and accrued expenses	700,082	266,666
Deferred compensation for CEO	(195,000)	—
Customer deposits	28,619	68,567
Operating lease liabilities	(171,898)	(174,874)
Current portion of deferred variable payment obligation for payments	695,594	222,525
Accrued interest payable	3,083,301	2,944,817
Net cash used in operating activities	(8,894,284)	(9,378,427)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(23,724)	(13,903)
Acquisition of trademarks	(4,144)	—
Convertible note receivable	(50,000)	—
Reimbursement of security deposit	—	3,859
Net cash used in investing activities	(77,868)	(10,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	8,894,645	7,527,190
Proceeds from loans payable	350,000	1,400,000
Repayment of loans payable	(183,000)	(381,000)
Proceeds on issuance of Series B Preferred shares	278,000	—
Redemption of Series B Preferred shares	(389,188)	—
Proceeds from convertible debt and warrants issued	—	—
Net cash provided by financing activities	8,950,457	8,546,190

Net change in cash	(21,695)	(842,281)

Cash, beginning of period	105,926	939,759

Cash, end of period	$84,231	$97,478

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$81,040	$17,726
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Share proceeds receivable	$352,701	$—
Transfer from device parts inventory to revenue earning devices	$2,876,508	$1,421,979
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	$4,175,535	$—
Exchange of Series F preferred stock for note payable	$400,000	$—
Exchange of note payable for common stock	$200,000	$—
Series B preferred shares issued as dividend	$5,188	$—
Shares issued for services	$—	$44,460
Discount applied to face value of loans	$—	$200,000
Warrants issued as part of debt	$—	$1,209,206

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

For the nine months ended November 30, 2024, the Company had negative cash flow from operating activities of $8,894,284. As of November 30, 2024, the Company has an accumulated deficit of $149,389,994, and negative working capital of $37,294,051. Management does not anticipate having positive cash flow from operations in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In July 2024, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period. There remains approximately $26 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways: growing revenues, through equity proceeds, and issuing non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on May 29, 2024. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., On the Move Experience, LLC and On the OMV Transports, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended November 30, 2024 are not necessarily indicative of the results that may be expected for the entire year.

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

Concentrations

Loans payable

At November 30, 2024 there were $33,163,345 of loans payable, $28,743,506 or 87% of these loans to companies controlled by one individual. At February 29, 2024 there were $32,796,345 of loans payable, $28,540,506 or 87% of these loans to companies controlled by the same individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $74,000 and $68,000 provided as of November 30, 2024 and February 29, 2024, respectively. For the three months ended November 30, 2024, one customer accounted for 61% of total accounts receivable. For the three months ended November 30, 2023, two customers account for 61% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of November 30, 2024 and February 29, 2024 there was a valuation reserve of $1,109,000 and $959,000, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Earning Devices

Revenue earning devices are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of 48 months. The Company continually evaluates revenue earning devices to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the devices should be evaluated for possible impairment. The Company uses a combination of undiscounted cash flows and market approaches in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At November 30, 2024 and February 29, 2024, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the nine months ended November 30, 2024, one customer accounted for 57% of total revenue and for the nine months ended November 30, 2023, four customers accounted for 58% of total revenue.

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
November 30, 2024
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

Recently Issued Accounting Standards During the Year

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended November 30, 2024	Three Months Ended November 30, 2023	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023
Device rental activities	$1,429,112	$416,062	$3,475,546	$997,754
Direct sales of goods and services	321,856	180,918	802,405	370,797
	$1,750,968	$596,980	$4,277,951	$1,368,551

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

Below is a summary of our lease assets and liabilities at November 30, 2024 and February 29, 2024.

Leases	Classification	November 30, 2024	February 29, 2024
Assets
Operating	Operating Lease Assets	$1,040,862	$1,139,188
Liabilities
Current
Operating	Current Operating Lease Liability	$225,348	$237,653
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	810,513	889,360
Total lease liabilities		$1,035,861	$1,127,013

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

Rent expense and operating lease cost was $57,875 and $182,855 for the three and nine months ended November 30, 2024, respectively, and $64,081 and $189,164 for the three and nine months ended November 30, 2023, respectively.

6. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	November 30, 2024	February 29, 2024
Revenue earning devices	$6,233,201	$3,432,846
Less: Accumulated depreciation	(1,881,451)	(952,844)
	$4,351,750	$2,480,002

During the three and nine months ended November 30, 2024 the Company made total additions to revenue earning devices of $1,069,822 and $2,800,355 respectively, which were transfers from inventory. During the three and nine months ended November 30, 2023 the Company made total additions to revenue earning devices of $521,037 and $1,306,501, respectively, which were transfers from inventory.

Depreciation and amortization for the three and nine months ended November 30, 2024 and 2023 are as follows:

Depreciation and Amortization	Three Months Ended November 30, 2024	Three Months Ended November 30, 2023	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023

Cost of Goods Sold	$287,799	$113,830	$729,672	$322,369
Operating expenses	79,662	51,540	198,935	107,456
Total Depreciation and Amortization	$367,461	$165,370	$928,607	$429,825

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FIXED ASSETS

Fixed assets consisted of the following:

	November 30, 2024	February 29, 2024
Automobile	$74,237	$74,237
Demo devices	270,502	194,352
Tooling	107,020	107,020
Machinery and equipment	8,825	8,825
Computer equipment	157,448	150,387
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	36,305	19,639
Leasehold improvements	26,956	26,956
	717,830	617,953
Less: Accumulated depreciation	(460,641)	(349,878)
	$257,189	$268,075

During the three months ended November 30, 2024, the Company made additions of $25,603, all of which were transfers from inventory. During the nine months ended November 30, 2024, the Company made additions of $99,877 of which $76,153 were transfers from inventory with remaining additions of $23,724. During the three months ended November 30, 2023, the Company made additions of $22,101, $11,661 which were transfers from inventory with remaining additions of $ 10,440. During the nine months ended November 30, 2023, the Company made additions of $129,331 of which $115,428 were transfers from inventory with remaining additions of $13,903.

Depreciation and Amortization	Three Months Ended November 30, 2024	Three Months Ended November 30, 2023	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023

Fixed assets	$26,599	$50,393	$110,764	$144,921
Revenue earning devices	79,662	51,540	198,935	107,456
Total Depreciation and Amortization included in operating expenses	$106,261	$101,933	$309,699	$252,377

8. DEFERRED VARIABLE PAYMENT OBLIGATION

On February 1, 2019, the Company entered into an agreement with an investor whereby the investor would pay up to $900,000 in exchange for a perpetual 9% rate payment (Payments) on the Company’s reported quarterly revenue from operations excluding any gains or losses from financial instruments (Revenues). At February 29, 2020 the investor has advanced the full $900,000.

On May 9, 2019, the Company entered into two similar arrangements with two investors:

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

On August 27, 2020, the Company and the first investor referred to above consolidated the three separate agreements of February 1, 2019, for $900,000, November 18, 2019 for $225,000 and July 1, 2020 for $800,000 into a new agreement for a total of $1,925,000. This new agreement is for similar terms as the above agreements save for the following: the rate payment is revised to 14.25% payable on revenues commencing the quarter ended August 31, 2020. Upon an event of default that we are unable to cure in the time allotted under the agreements, these Payments may be secured with a priority lien by UCC filing against all of our assets but is subordinated to equipment financing or leasing agreements on the products the Company leases to its customers.

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments. As of March 1, 2021, as a result of the amendment with the first investor noted below. This aggregate asset disposition % was reduced from 43.77 % to 33.77%.

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019, and accrue every quarter thereafter. As of November 30, 2024, the Company has accrued $1,599,971 in Payments of which $764,702 are in arrears. As of February 29, 2024, the Company has accrued approximately $904,377 in Payments, of which $542,176 is in arrears. No notices have been sent to the Company.

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of November 30, 2024, and February 29, 2024, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months and nine months ended November 30, 2024 and year ended February 29, 2024, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both November 30, 2024 and February 29, 2024.

9. RELATED PARTY TRANSACTIONS

For both the three months ended November 30, 2024 and November 30, 2023, the Company had no repayments of net advances from its loan payable-related party. At November 30, 2024, the loan payable-related party was $297,414 and $257,438 at February 29, 2024. Included in the balance due to the related party at November 30, 2024 is $222,754 of deferred salary and interest, $183,625 of which bears interest at 12%. As of February 29, 2024, included in the balance due to the related party is $140,013 of deferred salary all of which bears interest at 12%. The accrued interest included in loan at November 30, 2024 and February 29, 2024 was $28,267 and $32,468 respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and six ended November 30, 2024, the Company accrued $0 (2023-$62,000) and $0 (2023-$187,000) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At November 31, 2024 and February 29, 2024 there was $2,500,000 and $2,500,000 of incentive compensation payable.

At November 30, 2024 deferred compensation for CEO was $598,635. For the nine months ended November 30, 2024, the net change was an increase of $59,868 comprising of net cash repayments and adjustments of $195,000offset by accruals of $700,082. At February 29, 2024 deferred compensation for CEO was $538,767.

During the three months ended November 30, 2024, and 2023, the Company was charged $556,175 and $526,723, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the nine months ended November 30, 2024, and 2023, the Company was charged $1,846,005 and $2,185,998, respectively for fees for research and development from a company partially owned by a principal shareholder.

10. OTHER DEBT – VEHICLE LOAN

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2021 and February 29, 2020. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2022 and February 28, 2021. The remaining total balances of the amounts owed on the vehicle loans were $38,522 and $38,522 as of November 30, 2024 and February 29, 2024, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at November 30, 2024 consisted of the following:

					Annual
Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1)*	$3,500	22%
December 10, 2020	March 1, 2025	Promissory note	(2)	3,921,168	12%
December 10, 2020	March 1, 2025	Promissory note	(3)	2,754,338	12%
December 10, 2020	December 10, 2024	Promissory note	(4)	165,605	12%
December 14, 2020	March 1, 2027	Promissory note	(5)	310,375	12%
December 30, 2020	March 1, 2025	Promissory note	(6)	350,000	12%
January 1, 2021	March 1, 2025	Promissory note	(7)	25,000	12%
January 1, 2021	March 1, 2025	Promissory note	(8)	145,000	12%
January 14, 2021	March 1, 2025	Promissory note	(9)	550,000	12%
February 22, 2021	March 1, 2025	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2025	Promissory note	(11)	6,000,000	12%
June 8, 2021	June 8, 2025	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	3,740,360	7%
September 14, 2021	September 14, 2025	Promissory note	(14)	1,650,000	12%
July 28, 2022	March 1, 2025	Promissory note	(15)	170,000	15%
August 30, 2022	August 30,2025	Promissory note	(16)	3,000,000	15%
September 7, 2022	March 1, 2025	Promissory note	(17)	400,000	15%
September 8, 2022	March 1, 2025	Promissory note	(18)	475,000	15%
October 13, 2022	March 1, 2025	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 23	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
October 27, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
November 30, 2023	April 30, 2025	Purchase Agreement	(21)	203,000	35%
March 8, 2024	August 8, 2025	Purchase Agreement	(22)	350,000	35%
August 8, 2024	August 8, 2025	Exchange Agreement	(23)	200,000	12%
				$33,163,346

Less: current portion of loans payable				(25,112,611)
Less: discount on non-current loans payable				(374,081)
Non-current loans payable, net of discount				$7,676,654

Current portion of loans payable				$25,112,611
Less: discount on current portion of loans payable				(58,620)
Current portion of loans payable, net of discount				$25,053,991

*	In default

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $0.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $300,000 has been repaid during the year ended February 29, 2024. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.The maturity date was extended from December 10, 2023 to December 10, 2024 on February 29, 2024 and a fee of $22,958 was paid and charged to interest expense.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. On March 1, 2024, the unamortized relative fair value discount of $65,092 was removed with a corresponding adjustment to accumulated deficit. A $8,399 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from December 10, 2023 to March 1, 2025 with all other terms and conditions remaining the same. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $2,115 and $6,069, respectively, with an unamortized discount of $2,330 at November 30, 2024.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024 to March 1, 2025 with all other terms and conditions remaining the same.

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $80,284 was removed with a corresponding adjustment to accumulated deficit. A $10,559 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from January 14, 2024 to March 1, 2025 with all other terms and Conditions remaining the same. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $2,649 and $7,702, respectively, with an unamortized discount of $2,857 at November 30, 2024

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022 to February 22, 2024 on February 28, 2022 in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. On November 28, 2023, the parties extended the maturity date from February 22, 2024 to March 1, 2025 with all other terms and conditions remaining the same. On March 1, 2024, the unamortized relative fair value discount of $497,614 was removed with a corresponding adjustment to accumulated deficit. A $55,585 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $14,046 and $40,289 respectively, with an unamortized discount of $15,296 at November 30, 2024.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized. This note was again extended to March 1, 2025.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note was extended to June 8, 2025. On March 1, 2024, the unamortized relative fair value discount of $33,547 was removed with a corresponding adjustment to accumulated deficit. A $4,121 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $895 and $2,234, respectively, with an unamortized discount of $1,887 at November 30, 2024.

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the three and nine months ended November 30, 2024 there were repayments of $9,000 and $36,000 , respectively on the note.

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $572,549 was removed with a corresponding adjustment to accumulated deficit. A $66,846 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $10,668 and $30,659 respectively, with an unamortized discount of 36,250 at November 30, 2024. This note was extended to September 14, 2025.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from July 28, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized..

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. On March 1, 2024, the unamortized relative fair value discount of $11,535 was removed with a corresponding adjustment to accumulated deficit. This note has been fully amortized. This note was extended to August 30, 2025.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 7, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 8, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from October 13, 2023 to March 1, 2025 with all other terms and conditions remaining the same. This note has been fully amortized.

(20)	On October 28, 2022 the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At February 29, 2024 the Company has issued all 10 tranches totaling $ 4,000,000 as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. On March 1, 2024, the unamortized relative fair value discount of $286,775 was removed with a corresponding adjustment to accumulated deficit. A $47,892 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $3,857 and $10,922, respectively, with an unamortized discount of $36,970 at November 30, 2024.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(20)	November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants having a relative fair value of $299,750. On March 1, 2024, the unamortized relative fair value discount of $288,513 was removed with a corresponding adjustment to accumulated deficit. A $48,126 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $3,875 and $10,972, respectively, with an unamortized discount of $37,154 at November 30, 2024.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. On March 1, 2024, the unamortized relative fair value discount of $291,694 was removed with a corresponding adjustment to accumulated deficit. A $48,290 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $3,887 and $11,006, respectively, with an unamortized discount of $37,284 at November 30, 2024.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $287,814 was removed with a corresponding adjustment to accumulated deficit. A $47,976 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $3,863 and $10,939, respectively, with an unamortized discount of $37,037 at November 30, 2024.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $286,813 was removed with a corresponding adjustment to accumulated deficit. A $48,124 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $3,874 and $10,970, respectively, with an unamortized discount of $37,154 at November 30, 2024.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $288,342 was removed with a corresponding adjustment to accumulated deficit. A $48,294 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $3,887 and $11,007, respectively, with an unamortized discount of $37,287 at November 30, 2024.

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. On March 1, 2024, the unamortized relative fair value discount of $286,821 was removed with a corresponding adjustment to accumulated deficit. A $48,409 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $3,896 and $11,031, respectively, with an unamortized discount of $37,378 at November 30, 2024.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. On March 1, 2024, the unamortized relative fair value discount of $294,824 was removed with a corresponding adjustment to accumulated deficit. A $48,777 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $3,924 and $11,110, respectively, with an unamortized discount of $37,667 at November 30, 2024.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. On March 1, 2024, the unamortized relative fair value discount of $348,831 was removed with a corresponding adjustment to accumulated deficit. A $49,978 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $4,015 and $11,365, respectively, with an unamortized discount of $38,613 at November 30, 2024.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. On March 1, 2024, the unamortized relative fair value discount of $254,487 was removed with a corresponding adjustment to accumulated deficit. A $48,611 unamortized discount remained. For the three and nine months ended November 30, 2024, the Company recorded amortization expense of $3,912 and $11,075, respectively, with an unamortized discount of $37,536 at November 30, 2024.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(21)	On November 30, 2023, the Company entered into an agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on April 30,2024 through to April 30, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment. The Company has repaid $147,000 and $53,000 in accrued interest in July to account for the missed the April and August 2024 payments not made in agreement with the lender. No notices have been sent.

(22)	On March 8, 2024, the Company entered into another agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on August 8, 2024 through to August 80, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after- acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment. The August 2024 payment has not been made but will be resolved with the lender. No notices have been sent.

(23)	On August 8, 2024, a Series F preferred shareholder exchanged 20 Series F the preferred shares for a $400,000 note payable. On August 22, 2022 the lender exchanged $200,000 of note principal for 57,142,857 common shares. The common shares were issued in September 2024. The note balance at November 30, 2024 is $200,000.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary or Preferred Stock Activity

During the nine months ended November 30, 2024, a Series F preferred shareholder exchanged 20 Series F preferred shares for a $400,000 note payable. (see Note 12). The Company recorded an adjustment to the par value of the shares of $20, paid -in capital for the carrying value of the shares of $65,793 with the remaining amount of $334,187 a deemed dividend.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2023	939	$1.00	9.50
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at November 30, 2024	939	$1.00	9.20

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

At November 30, 2024 there are 0 Series B Convertible Redeemable Preferred Shares outstanding.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Series F Convertible Preferred Shares

During the nine months ended November 30, 2024, a Series F preferred shareholder exchanged 20 Series F preferred shares for a $400,000 note payable. (see Note 12). The Company record an adjustment to the par value of the shares of $20, paid -in capital for the carrying value of the shares of $65,793 with the remaining amount of $334,187 a deemed dividend.

Summary of Common Stock Activity

The Company increased authorized common shares from 12,500,000,000 to 15,000,000,000 on October 4, 2024.

For the three months ended November 30, 2024, the Company issued 875,000,000 common shares with gross proceeds of $2,468,477 and net proceeds of $2,073,393 after issuance costs of $93,885.

For the nine months ended November 30, 2024, the Company issued 3,285,777,227 common shares with gross proceeds of 9,652,914 and net proceeds of $9,247,248 after issuance costs of $406,566. Included in the net proceeds are $352,701 in share proceeds receivable received after quarter end. In addition, for the nine months ended November 30, 2024, the Company issued 57,142,857 issuable shares as payment for $200,000 of principle on a note payable. (see Note 12)

Summary of Common Stock Warrant Activity

For the three months and nine months ended November 30, 2024 and November 30, 2023, the Company recorded a total of $83,323 and $47,462, and $249,969 and $150,896 respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2024	300,595,661	$0.003	1.00
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	(253,324,212)	0.003	—
Outstanding at November 30, 2024	47,271,449	$0.003	2.68

Summary of Common Stock Option Activity -Employee Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2024	188,667,035	$0.02	4.10
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(3,011,029)	$0.02	(4.60)
Outstanding at November 30, 2024	185,656,006	$0.02	3.75

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

On September 24, 2024 a prospective lender filed a claim against the Company for an alleged breach of a non-binding term sheet made on June 7, 2024. This claim is an example of predatory lending practices for which the Company has filed a notice of dismissal in the relevant jurisdiction. The Company and its counsel believe the claim is without merit and will contest it vigorously. Accordingly, the Company has made no accruals.

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $57,875 and $182,855 for the three and nine months ended November 30, 2024, respectively, and $64,081 and $189,164 for the three and nine months ended November 30, 2023 respectively.

Summary of rent expense and operating lease cost are recorded over the lease terms on a straight-line basis.

Maturity of Lease Liabilities	Operating Leases
November 30, 2025	$225,348
November 30, 2026	225,348
November 30, 2027	210,523
November 30, 2028	207,558
November 30, 2029	207,558
November 30, 2030 and after	294,041
Total lease payments	1,370,376
Less: Interest	(334,514)
Present value of lease liabilities	$1,035,861

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) available to common shareholders	$(3,703,974)	$(3,966,484)	$(11,828,656)	$(13,281,405)

Effect of common stock equivalents
Deduct : Dividend on Series B shares	—	—	(89,189)	—
Deduct: Deemed dividend on redemption of Series F shares	—	—	(334,187)	—
Net income (loss) adjusted for common stock equivalents	(3,703,974)	(3,966,484)	(12,252,032)	(13,281,405)

Denominator:
Weighted average shares – basic	12,161,286,427	7,294,775,879	11,071,139,695	6,606,988,956

Net income (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Dilutive effect of common stock equivalents:
Convertible Debt	—	—	—	—
Preferred shares	—	—	—	—
Warrants	—	—	—	—
	—	—	—	—
Denominator:
Weighted average shares – diluted	12,161,286,427	7,294,775,879	11,071,139,695	6,606,988,956

Net income (loss) per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The anti-dilutive shares of common stock equivalents for the three and nine months ended November 30, 2024 and 2023 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2024	2023	2024	2023

Convertible Series F Preferred Shares*	43,406,765,095	26,617,244,133	43,406,765,095	26,617,244,133
Stock options and warrants	232,927,455	428,667,451	232,927,455	428,667,451
Total	43,639,692,550	27,045,911,584	43,639,692,550	27,045,911,584

15. SUBSEQUENT EVENTS

Subsequent to November 30, 2024 through to January 14, 2025:

— The Company issued 650,000,000 common shares pursuant to a share purchase agreement : 450,000,000 common shares for gross proceeds of $1,026,407, issuance costs of $44,131 and net proceeds of $982,236. The remaining 200,000,000 common shares were issued for estimated gross proceeds of $620,000 as the pricing on these common shares have not yet been determined at time of filing.

— The Company repaid the remaining $200,000 on a loan payable through the issuance of 76,923,076 common shares on December 16, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and nine months ended November 30, 2024 and November 30, 2023 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 29, 2024, as filed on May 29, 2024 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended November 30, 2024, and 2023

The following table shows our results of operations for the three months ended November 30, 2024, and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended November 30, 2024	Three Months Ended November 30, 2023	Dollars	Percentage

Revenues	$1,750,968	$596,980	$1,153,988	193%

Gross profit	1,173,830	347,236	826,594	238%

Operating expenses	3,476,728	2,732,187	744,541	27%

Loss from operations	(2,302,898)	(2,384,951)	82,053	(3)%

Other income (expense), net	(1,401,076)	(1,581,533)	180,457	(11)%

Net loss	$(3,703,974)	$(3,966,484)	$262,510	(7)%

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	November 30, 2024	November 30, 2023	Dollars	Percentage
Device rental activities	$1,429,112	$416,062	$1,013,050	243%
Direct sales of goods and services	321,856	180,918	140,938	78%
	$1,750,968	$596,980	$1,153,988	193%

Total revenue for the three-month period ended November 30, 2024, was $1,750,968 which represented an increase of $1,153,988 compared to total revenue of $596,980 for the three months ended November 30, 2023. There has been a large increase in revenues as a result of higher rental activities growing each quarter through the deployment of new revenue earning devices.

Gross profit

Total gross profit for the three-month period ended November 30, 2024, was $1,173,830, which represented an increase of $826,594 compared to gross profit of 347,236 for the three months ended November 30, 2023. The gross profit increased due to the higher sales and higher proportion of rental activities at higher margins than direct sales. The gross profit % of 67% for the three-month period ended November 30, 2023, was higher than the gross profit % of 58% for the prior year’s corresponding period.

Operating Expenses

	Period		Change
	Three Months Ended November 30, 2024	Three Months Ended November 30, 2023	Dollars	Percentage

Research and development	$579,045	$557,126	$21,919	4%
General and administrative	2,733,547	2,009,047	724,500	36%
Depreciation and amortization	106,261	101,933	4,328	4%
Operating lease cost and rent	57,875	64,081	(6,206)	(10)%
	3,476,728	2,732,187	744,541	27%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended November 30, 2024, and November 30, 2023, were $3,476,728 and $2,732,187, respectively. The overall increase of $744,541 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $724,500. In comparing the three months ended November 30, 2024, and November 30, 2023, this increase was primarily due to the following increases: wages and salaries $421,996, commissions by $65,064, repairs and maintenance by $158,813 and RMC costs by $108,919. These were partially offset by decreases in other G& A accounts.

●	Research and development increased by $21,919 as the Company continues to develop new hardware and software solutions..

●	Depreciation and amortization increased by $4,328 due to small increases in demo devices, and warehouse equipment.

●	Operating lease cost and rent decreased by $6,206 due to one less lease in the current period.

Other Income (Expense)

Other income (expense) during the three months ended November 30, 2024, and November 30, 2023, was ($1,401,076) and ($1,581,533), respectively. The $180,457 decrease in other expense was primarily attributable to the application of ASU-2020 06 in the current year which resulted in lower amortization expense.

Net loss

We had a net loss of $3,703,974 for the three months ended November 30, 2024, compared to a net loss of $3,966,484 for the three months ended November 30, 2023. The decrease in net loss of $262,510 is due to a number of factors: higher gross profit offset and lower other expenses offset by higher general and administrative in the three months ended November 30, 2024.

Results of Operations for the Nine Months Ended November 30, 2024, and 2023

The following table shows our results of operations for the nine months ended November 30, 2024, and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period		Change
	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023	Dollars	Percentage

Revenues	$4,277,951	$1,368,551	$2,909,400	213%

Gross profit	2,860,255	729,743	2,130,512	292%

Operating expenses	10,610,283	9,108,923	1,501,360	16%

Loss from operations	(7,750,028)	(8,379,180)	629,152	(8)%

Other income (expense), net	(4,078,628)	(4,902,225)	823,597	(17)%

Net loss	$(11,828,656)	$(13,281,405)	$1,452,749	(11)%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Nine Months Ended	Nine Months Ended	Change
	November 30, 2024	November 30, 2023	Dollars	Percentage
Device rental activities	$3,475,546	$997,754	$2,477,792	248%
Direct sales of goods and services	802,405	370,797	431,608	116%
	$4,277,951	$1,368,551	$2,909,400	213%

Total revenue for the nine-month period ended November 30, 2024, was $4,277,951 which represented an increase of $2,909,400 compared to total revenue of $1,368,551 for the nine months ended November 30, 2023. This 213% increase was because of higher rental activities due to 272 new deployments year to date November 30, 2023.

Gross profit

Total gross profit for the nine-month period ended November 30, 2024, was 2,860,255 which represented an increase of $2,130,512, compared to gross profit of $729,743 for the nine months ended November 30, 2023. The gross profit increased due to the 213% higher sales and higher proportion of rental activities at higher margins than direct sales. The gross profit percentage of 67% for the nine-month period ended November 30, 2024, was higher than the gross profit percentage of 53% for the prior year’s corresponding period.

Operating Expenses

	Period		Change
	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023	Dollars	Percentage

Research and development	$1,897,165	$2,243,431	$(346,266)	(15)%
General and administrative	8,220,564	6,423,951	1,796,613	28%
Depreciation and amortization	309,699	252,377	57,322	23%
Operating lease cost and rent	182,855	189,164	(6,309)	(3)%
Operating expenses	$10,610,283	$9,108,923	1,501,360	16%

General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the six-month period ended November 30, 2024 and November 30, 2023, were $10,610,283 and $9,108,923, respectively. The overall increase of $1,501,360 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $1,796,613. In comparing the nine months ended November 30, 2024, and November 30, 2023 the increase may be partially explained by the following increases: wages and salaries by $900,370, subcontractors by $143,935, insurance by $82,352, freight and duty by $117,773, installation expenses by $100,768, repairs and maintenance by $90,355 RMC costs by $273,629, dues and subscriptions by $30,146, and office expenses $38,246. These were partially offset by decreases in the following accounts: professional fees by $84,522, stock-based compensation by $87,927 and other G& A decreases.

●	Research and development decreased by $346,266 due to a reduction in funding on development of future products especially in the first two quarters of the current year.

●	Depreciation and amortization increased by $57,322 due to the acquisition of demo devices, computer equipment and warehouse equipment.

●	Operating lease cost and rent decreased by $6,309 due to one less lease in the current period.

Other Income (Expense)

Other income (expense) during the nine months ended November 30, 2024, and November 30, 2023, was ($4,078,628) and (4,902,225), respectively. The $823,597 decrease in other expense was primarily attributable to the application of ASU-2020 06 in the current year which resulted in lower amortization expense.

Net loss

We had a net loss of $11,828,656 for the nine months ended November 30, 2024, compared to a net loss of $13,281,405 for the nine months ended November 30, 2023. The decrease in net loss of $1,452,749 is due to a number of factors: higher gross profit offset and lower other expenses offset by higher general and administrative in the nine months ended November 30, 2024.

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

As of November 30, 2024, we had a cash balance of $84,231, accounts receivable of $1,249,792, device parts inventory of $1,883,530 and $41,294,464 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	November 30, 2024	February 29, 2024
Current assets	$4,000,413	$3,616,566
Current liabilities	41,294,464	21,715,651
Working capital	$(37,294,051)	$(18,099,085)

As of November 30, 2024 and February 29, 2024, we had a cash balance of $84,231 and $105,926, respectively.

Summary of Cash Flows

Summary of Cash Flows	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023
Net cash used in operating activities	$(8,894,284)	$(9,378,427)
Net cash used in investing activities	$(77,868)	$(10,044)
Net cash provided by financing activities	$8,950,457	$8,546,190

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended November 30, 2024, was $8,894,284 which included a net loss of $11,828,656, non-cash activity such as the bad debts expense of $37,995, inventory provision of $150,000, reduction of right of use asset of $91,152, accretion of lease liability $90,165, stock based compensation of $249,868, loss on settlement of debt of $6,520, change in operating assets and liabilities of $1,030,529, amortization of debt discount of $198,696, increase in related party accrued payroll and interest of $39,976 and depreciation and amortization of $1,039,371 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended November 30, 2024, was $77,868 which was the purchase of fixed assets of $23,724, $4,144 for acquisition of trademarks and $50,000 for a convertible note receivable.

Net cash provided by financing activities.

Net cash provided by financing activities was $8,950,457 for the nine months ended November 30, 2024. This consisted of share proceeds net of issuance costs of 8,894,645, proceeds from loans payable of $350,000, reduced by repayments on loans payable of $183,000, proceeds on the issuance of Series B redeemable convertible preferred shares of $278,000 reduced by redemption of those same Series B redeemable convertible preferred shares of $389,188.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 29, 2024, as filed on May 29, 2024.

Related Party Transactions

For both the three months ended November 30, 2024 and November 30, 2023 , the Company had no repayments of net advances from its loan payable-related party. At November 30, 2024, the loan payable-related party was $297,414 and $257,438 at February 29, 2024. Included in the balance due to the related party at November 30, 2024 is $222,754 of deferred salary and interest, $183,625 of which bears interest at 12%. As of February 29, 2024, included in the balance due to the related party is $140,013 of deferred salary all of which bears interest at 12%. The accrued interest included in loan at November 30, 2024 and February 29, 2024 was $28,267 and $32,468 respectively.

Pursuant to the amended Employment Agreement with its Chief Executive Officer, for the three months and six ended November 30, 2024, the Company accrued $0 (2023-$62,000) and $0 (2023-$187,000) of incentive compensation plan payable with a corresponding recognition of stock based compensation due to the expectation of additional awards being met. This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At November 31, 2024 and February 29, 2024 there was $2,500,000 and $2,500,000 of incentive compensation payable.

At November 30, 2024 deferred compensation for CEO was $598,635. For the nine months ended November 30, 2024, the net change was an increase of $59,868 comprising of net cash repayments and adjustments of $195,000 offset by accruals of $700,082. At February 29, 2024 deferred compensation for CEO was $538,767.

During the three months ended November 30, 2024 and 2023, the Company was charged $556,175 and $526,723, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the nine months ended November 30, 2024 and 2023, the Company was charged $1,846,005 and $2,185,998, respectively for fees for research and development from a company partially owned by a principal shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of November 30, 2024, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of November 30, 2024, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: January 14, 2025	BY:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: January 14, 2025	BY:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)

-36-