Form 10-K
period 2025-02-28
Artificial Intelligence Technology Solutions Inc.
filed 2025-05-29
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2024 based upon the closing price reported on such date was approximately $37,461,347. Shares of voting stock held by each officer and director and by each person who, as of August 31, 2024, may be deemed as have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of May 24, 2025, there were 16,747,453,768 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

iii

PART I

ITEM 1. BUSINESS

Business Overview

Robotic Assistance Devices, LLC was incorporated in the State of Nevada on July 26, 2016, as an LLC and was founded by current President and CEO, Steve Reinharz. Mr. Reinharz has 30+ years in various leadership/ownership roles in the security industry and was part of a successful exit to a global multinational security company in 2004. Mr. Reinharz started his first security integration company in 1996, which he grew to 30+ employees before closing that company in 2003. In 2017, Robotic Assistance Devices LLC converted to a C Corporation, Robotic Assistance Devices, Inc. (“RAD”), through the issuance of 10,000 common shares to its sole shareholder.

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

Steve Reinharz, founder of RAD and single largest equity owner of AITX, became CEO on March 2, 2021.

The Problems that AITX Solves

The labor model is collapsing.

•	Security staffing is expensive, hard to fill, and impossible to scale with growing demand.

Human response is too slow for modern threats.

•	Incidents happen in seconds. Manual detection and delayed reaction put people, property, and reputations at risk.

Most security roles were never built for people.

•	Watching dozens of cameras, identifying anomalies, escalating threats, these tasks are better suited for machines that never fatigue.

Legacy systems are fragmented and reactive.

•	Disconnected devices, siloed alerts, and manual workflows prevent true situational awareness or intelligent action.

There’s no “autonomous layer” in physical security.

Every other industry, logistics, manufacturing, finance, has automated routine operations. Physical security is still lacking automation.

Executive Summary

AITX is a pioneer in practical AI deployment, offering proven, revenue-generating solutions that address long-standing inefficiencies in the security and facility management industries. While many companies are still conceptualizing how AI and generative AI might apply, AITX is actively delivering results through its suite of intelligent, autonomous devices and platforms.

At the core of these solutions is SARA, the Company’s Agentic AI platform. SARA enables autonomous detection, decision-making, and voice-driven response, setting AITX apart from passive monitoring systems and advancing the capabilities of modern security technology.

AITX represents a compelling opportunity in a high-growth industry driven by rising demand for smarter, more efficient alternatives to traditional security models.

Simply put, AITX is redefining how security and safety is deployed.

“AITX isn’t following trends, it’s setting them, delivering intelligent security where traditional models can’t keep up.”

Steve Reinharz, CEO/CTO, AITX

Market Focus

Targeting the global security and facility management markets as they approach $1 trillion in size according to Steve Reinharz.

Proven Deployment

Multiple revenue-generating products currently deployed across commercial and public sectors.

Tech Advantage

Agentic AI SARA and other AITX solutions enable real-time, autonomous engagement and decision-making.

Real-World Validation

AITX technologies are delivering measurable impact. From reducing incidents and lowering operational costs to improving safety and response times, RAD deployments are earning strong praise from clients across multiple industries. These endorsements highlight more than just satisfaction. They reflect a broader industry shift toward intelligent, automated security solutions that outperform legacy approaches.

Large Southeast Hospital Network

“Our staff feels safer now that they’re protected by RAD Light My Way. There have been no serious incidents since the installation of the system.”

— David Pope, Chief Operating Officer, Scotland Memorial Hospital

Global Logistics Leader

“By combining our logistics expertise with RAD’s innovative robotics, we’ve deployed even more cost-effective solutions that didn’t exist just a few years ago.”

— Thomas Nelson, Senior Director of Security at GXO

Innovated RAD Channel Partner

“With RAD’s help, we’ve customized an innovative 24-hour solution by decreasing the reliance on manpower and leaning more into RAD’s available technology.”

— Justin Frazer, Director of Systems, EPIC Security Works

Leading Electronics Distributor

“AVA provides us with what we need for efficient access control. Its ability to effortlessly process deliveries and shipments, along with its video and data records, keep us apprised of what is coming in and going out of our gates in real time.”

— Eddie Cabana, Senior Manager, Safety & Security, Ingram Micro

RAD Authorized Dealer

“RAD solutions are what the security industry needs right now. We expect to save this client close to $300,000 over the next three years with just two ROSAs.”

— Chris Daniels, Director of Sales and Marketing, USA Security

Southern California Car Rental Location

“Thanks to the ROSA units, we’ve addressed all sorts of issues. Damage to vehicles, graffiti on the exterior of the building, that’s all gone since we put the ROSAs in.”

— Sean Perez, General Manager, Midway Car Rental

Products + Solutions

AITX delivers a comprehensive portfolio of AI-powered security technologies, combining intelligent hardware and advanced software to modernize how security is deployed, managed, and experienced. Each solution is designed to operate independently or as part of an integrated system, enabling scalable and cost-effective protection across a wide range of industries.

AITX delivers a comprehensive portfolio of AI-powered security technologies, combining intelligent hardware and advanced software to modernize how security is deployed, managed, and experienced. Each solution is designed to operate independently or as part of an integrated system, enabling scalable and cost-effective protection across a wide range of industries. Powering this ecosystem is SARA, AITX’s Agentic AI platform, which empowers devices to detect, decide, and respond in real time.

Why Our Robots Have Names Like ROAMEO and TOM

At AITX, we believe security technology doesn’t have to feel cold or sci-fi. Thats why many of our solutions have names that sound more like teammates than machines. Whether its ROAMEO patrolling a corporate campus or TOM greeting visitors at the front desk, these names help humanize our devices, making them more approachable and easier to embrace. We’re building robots for the real world, not a movie set.

Mobile Solutions

ROAMEO

RADDOG

HERO

Access and Entry

AVA

TOM

Stationary Solutions

ROSA

RIO

RADCam

RAM

Software and Intelligence

SARA
Agentic AI

ROSS

Firearm Detection

SARA™

Speaking Autonomous Responsive Agent (Agentic AI)

SARA is AITX’s Agentic AI, intelligent voice and decision-making platform. Powered by large language models, SARA gives RAD devices the ability to speak, listen, interpret, and take action based on real-time situations.

Primary Use Cases

•	Remote video monitoring replacement

•	Command center automation

•	AI-powered escalation and deterrence

•	Interactive access control and public engagement

Market Impact

SARA is the brain behind the Company’s next-gen devices, enabling AITX to disrupt the $3 billion remote monitoring industryi, and the entire $50 billion security industryii. As deployments grow, so does the adoption of SARA-powered autonomy, fueling recurring software revenue and opening up new verticals.

Competitive Advantage

Unlike static analytics or scripted alerts, SARA can adapt, engage dynamically, and respond intelligently to a wide variety of human behavior. No other security solution on the market combines voice AI, situational logic, and autonomous action at this scale.

Industry Recognition

SARA received top honors at ISC West 2025, winning both Judges Choice and Best in Threat Detection and Response Solutions in the prestigious Security Industry Associations New Product Showcase. These accolades underscore the industry’s recognition of SARA as a category-defining solution that reshapes how remote monitoring is delivered.

Market Size

The global market for AI agents is accelerating rapidly, growing from $5.4 billion in 2024 to a projected $50.3 billion by 2030 at a compound annual growth rate of 45.8%iii. In the United States alone, the sector is expected to grow from $1.6 billion to $13.5 billion over the same periodiv. This extraordinary expansion reflects a shift toward intelligent, autonomous systems that actively engage, assist, and perform, exactly the kind of functionality delivered today by AITX’s SARA platform.

The Emergence of Agentic AI

The security industry is beginning to experience what the tech world has been forecasting for years: the rise of Agentic AI. Unlike traditional AI tools that offer suggestions or basic automation, Agentic AI systems perceive their environment, make decisions, take action, and adapt over time with minimal human involvement.

At AITX, this is not theoretical. It is happening now.

Agentic AI powers devices that do more than follow a script. They observe, assess, engage, escalate, and interact in real time. Whether it is a security device initiating a voice deterrent or an AI agent managing visitor access, these systems replace manual intervention with autonomous action that is consistent, immediate, and intelligent.

SARA, the Speaking Autonomous Responsive Agent, is a leading example of this approach in practice. Through conversational AI, layered decision making, and integration with both analytics and cloud infrastructure, SARA enables RAD, and other devices to perform as active participants in a security workflow.

As businesses and institutions face growing security challenges, shrinking labor pools, and rising costs, Agentic AI is emerging as the most scalable and sustainable answer. It does not just monitor. It responds.

AITX is at the forefront of this transformation, bringing real-world, field-proven Agentic AI to clients across commercial, public, and residential sectors.

“Agentive AI changes the relationship between humans and machines. AI doesn’t just assist, it now observes, decides, and acts on our behalf - faster, more accurately, and more consistently.”

Steve Reinharz, CEO/CTO, AITX

i Verified Market Reports, “Solar Camera Trailer Market Size, Industry Trends & Forecast 2033,” March 2025

https://www.verifiedmarketreports.com/product/solar-camera-trailer-market/

ii National Equipment Register, “July 4th Heavy Equipment Theft Trends and Security Tips 2023,” June 2023.

https://www.ner.net/wp-content/uploads/2023/06/NER-July-4th-Theft-Trends-and-Security-Tips-2023.pdf

iii Grand View Research, “Access Control Market Size & Share | Industry Report, 2030,” 2024

https://www.grandviewresearch.com/industry-analysis/access-control-market-report

iv Grand View Research, “Visitor Management System Market Size & Share Report, 2030,” 2024

https://www.grandviewresearch.com/industry-analysis/visitor-management-system-market-report

ROSA™

Responsive Observation Security Agent

ROSA is a compact, self-contained security device that provides autonomous deterrence, detection, and response. It combines visual analytics, audio engagement, and AI-driven escalation in a sleek, visible form factor. SARA, AITX’s Agentic AI platform, is integrated into every ROSA unit, enabling it to interpret activity, make decisions, and respond in real time without human intervention.

Primary Use Cases

•	Perimeter and property protection

•	Firearm detection and response

•	Entry point monitoring

•	Loitering and trespassing deterrence

Market Impact

ROSA is AITX’s most deployed solution to date, generating recurring monthly revenue (RMR) with every unit. It serves as the foundation for other devices, including RIO and RAM, and has been credited with stopping crimes before they escalate.

Competitive Advantage

ROSA replaces the cost and complexity of security guards or video monitoring services. With onboard AI, two-way communication, and autonomous actions, it outperforms legacy cameras and passive systems by actively preventing incidents, not just recording them. With SARA embedded, ROSA gains the ability to assess context, escalate appropriately, and respond with precision.

Industry Recognition

ROSA has earned widespread acclaim across the security industry. It was selected as a winner of the CBRE Innovation Challenge, recognizing breakthrough technologies in commercial real estate. At the 2021 ASTORS Awards by American Security Today, ROSA was named Best Robotic Perimeter Protection and Best Motion Detection Solution. It has also been honored as a Security Today New Product of the Year, further validating its role as a transformative security solution for real-world applications.

Market Size

The global video surveillance market was valued at $54.42 billion in 2024 and is projected to reach $88.71 billion by 2030, growing at a compound annual growth rate of 8.5%v. Within that space, AI-driven surveillance is emerging as a key growth segment, estimated at $6.51 billion in 2024 and expected to grow at a CAGR of 28.1% to reach $28.76 billion by 2030vi. This rapid acceleration underscores the demand for intelligent, real-time monitoring solutions, positioning AITX and devices like ROSA at the center of the industry’s evolution.

Market Drivers

-Rising Security Concerns:

Increasing incidents of theft, vandalism, and other security breaches are prompting businesses to invest in advanced surveillance solutions.

-Technological Advancements:

The integration of Agentic AI and machine learning in surveillance systems enhances real-time monitoring and threat detection capabilities.

v Market Research Future, “Smart Home Security Camera Market Outlook, Size Share & Growth Forecast 2025-2034,” 2025

https://www.marketresearchfuture.com/reports/smart-home-security-camera-market-33370

vi Custom Market Insights, “Global Security Robots Market Size, Share & Trends Analysis Report, 2025–2034.”

https://www.custommarketinsights.com/report/security-robots-market/

RIO™

ROSA Independent Observatory

RIO is a portable, solar-powered security tower that includes a single or dual ROSA unit mounted atop a solar panel trailer. Designed for rapid outdoor deployment, it delivers high-visibility deterrence and autonomous response in locations where traditional infrastructure is impractical or too costly. With SARA, AITX’s Agentic AI platform, embedded through each ROSA unit, RIO operates with intelligent decision-making, real-time escalation, and autonomous voice intervention.

Primary Use Cases

•	Retail parking lots

•	Construction site security

•	Healthcare and hospital perimeters

•	Logistics yards and distribution centers

•	Public events and temporary high-risk zones

Market Impact

RIO is one of AITX’s fastest-growing product categories, especially in the retail, construction and healthcare markets. Its rapid deployment model aligns perfectly with temporary or high-turnover environments. Each RIO includes one or two ROSA devices, compounding recurring revenue through bundled subscriptions.

Competitive Advantage

RIO, with its single or double ROSA units, eliminates the need for expensive guard posts or legacy, non-AI trailer systems. With SARA integrated into each unit, RIO delivers autonomous detection, analysis, and engagement, redefining what portable perimeter security should be.

Notable Deployments

Hundreds of RIO units are actively deployed across the United States, protecting a wide range of environments. These include logistics hubs, healthcare campuses, construction sites, solar farms, municipalities, and urban districts such as CIDs and BIDs.

Market Size

The global solar camera trailer market was valued at $1.2 billion in 2024 and is projected to reach $2.5 billion by 2033, growing at a CAGR of 8.9% from 2026 to 2033vii.

This growth is driven by increasing demand for portable surveillance solutions across sectors like construction, public safety, and infrastructure.

Market Drivers

-Rising Equipment Theft:

The U.S. construction industry reported a 12% year-over-year increase in equipment theft in 2023viii, accelerating demand for solar-powered surveillance systems.

-Cost Efficiency:

Deploying solar surveillance trailers can reduce guarding costs significantly. For instance, hiring a solar surveillance trailer with live monitoring services costs around $1,000 a month, compared to up to $40,000 a month for traditional security guards.

vii Fact.MR, “Autonomous Patrolling Robot Market Outlook, 2023–2033.”

https://www.factmr.com/report/autonomous-patrolling-robot-market

viii Market Research Intellect, “Robotic Dogs Market Size and Forecast,” 2024

https://www.marketresearchintellect.com/product/robotic-dogs-market-size-and-forecast/

AVA™

Autonomous Verified Access

AVA is a smart gate security solution that manages vehicle entry using AI-powered license plate recognition, two-way voice interaction, and cloud-based authorization. It replaces or enhances traditional guard shacks by automating entry verification. Integrated with SARA, AITX’s Agentic AI platform, AVA performs real-time analysis, verifies credentials, and engages drivers through intelligent voice interaction.

Primary Use Cases

•	Distribution centers and logistics hubs

•	Gated residential communities (with HOAP)

•	Corporate and industrial campuses

•	Commercial and multi-tenant properties

Market Impact

AVA expands AITX’s footprint into both residential and commercial access control, delivering recurring revenue while solving the high costs and labor challenges of manned entry points. AVA’s success has driven adoption of HOAP, the Homeowners Association Platform, a full-featured resident and guest access platform. Through HOAP, HOAs can issue digital passes, receive entry notifications, and manage visitor logs from any device. With SARA integrated, AVA not only verifies access but also delivers voice-driven reporting and automated follow-up to ensure every interaction is documented and addressed.

Together, AVA and HOAP are on a mission to reimagine what residential gate control looks like. They replace outdated call boxes and guards in booths with intelligent, automated engagement. This modern solution enhances both security and convenience, giving communities a premium access experience without the high cost of traditional gate staffing.

Industry Recognition

AVA was recognized by the Security Industry Associations New Product Showcase Awards in the category of Access Control Software, Hardware, Devices and Peripherals. This honor reinforces AVAs position as an innovative solution in the field of automated access management.

Market Size

The global access control market is projected to grow from $10.76 billion in 2024 to $17.30 billion by 2030, reflecting a compound annual growth rate of 8.4%. In the United States, the market is expected to expand from $2.62 billion to $3.68 billion over the same periodix. This sustained growth underscores the shift toward intelligent, autonomous systems for managing vehicle and personnel entry, positioning AVA at the forefront of a rapidly evolving segment of physical security.

Market Drivers

-Labor Shortages:

Organizations are seeking automated solutions to manage vehicle access points, reducing reliance on human guards.

-Security Concerns:

Rising incidents of unauthorized access and the need for real-time monitoring are driving the adoption of advanced access control systems.

ix Fortune Business Insights, Humanoid Robots Market Size, Share & Trends Report, 2032”

https://www.fortunebusinessinsights.com/humanoid-robots-market-110188

TOM™

The Office Manager

TOM is an AI-powered solution that automates visitor management and front desk functions. It provides consistent engagement, credential verification, and access control without the need for onsite reception or security staff. With SARA, AITX’s Agentic AI platform, supporting every TOM unit, the system can guide interactions, assess visitor behavior, and initiate appropriate response and reporting actions in real time.

Primary Use Cases

•	Office building entry points

•	Corporate campuses

•	Multi-tenant commercial facilities

•	Government and educational institutions

Market Impact

TOM is helping modernize how commercial spaces handle entry and access. As organizations seek ways to automate and streamline front-facing operations, TOM offers a professional, scalable, and cost-efficient alternative to staffed desks. Its ability to tie into RAD-I’s broader ecosystem increases its utility and adoption potential.

Competitive Advantage

Unlike static kiosks or basic sign-in systems, TOM combines interactive engagement, ID verification, and real-time escalation options. It enhances both the user experience and security posture, offering a comprehensive solution that adapts to high-traffic or high-security environments.

Notable Deployments

One of the world’s largest third-party logistics providers relies on TOM to manage visitor intake and processing across its North American distribution network. TOM has helped this client streamline facility access, improve accountability and enhance site-level security. This enterprise deployment showcases TOM’s scalability and its ability to meet the rigorous demands of high-volume, high-security environments.

Market Size

The global visitor management system market is projected to grow from $1.87 billion in 2024 to $4.04 billion by 2029, reflecting a 16.6% compound annual growth rate. In the United States, adoption is already strong, with the market estimated at $8.7 billionx, driven by increased demand for secure, automated, and efficient visitor access solutions.

Market Drivers

CLRASN-Shift to Hybrid Work Model:

Organizations are adopting flexible work arrangements, necessitating efficient visitor management solutions to monitor and control access.

-Operational Efficiency:

Automation of check-in processes reduces administrative burdens and improves the visitor experience.

x MarketsandMarkets, “AI in Video Surveillance Market by Offering, Deployment Type, Application, Vertical & Region – Global Forecast to 2030,” 2024

https://www.marketsandmarkets.com/Market-Reports/ai-in-video-surveillance-market-84216922.html

RADCam™

The Security Camera That Doesn’t Just Watch, It Responds

RADCam is an AI-powered, voice-enabled security camera designed for homeowners, property managers, and small businesses. RADCam doesn’t just record, it engages, responds, and helps resolve situations in real time.

Primary Use Cases

•	Residential home security

•	Small businesses

•	Enterprise clients

•	Gated entry points and garages

Market Impact

RADCam began as a disruptive force in the residential security market through the Company’s residential subsidiary RAD-R, offering real-time AI engagement for homeowners. Now, following strong early demand, AITX has expanded RADCam into the small-to-medium business and enterprise markets through its commercial subsidiary RAD-I. These new versions of RADCam are specifically configured to serve the unique needs of commercial properties, offices, storefronts, and large-scale deployments.

In residential settings, SARA takes the form of an ‘SOS feature’, enabling RADCam to speak, escalate, and notify in real time. In SMB and enterprise deployments, SARA is fully integrated, providing agentic decision-making, continuous interaction, and automated reporting across all monitored environments.

The SMB configuration adds enhanced detection and interaction capabilities, making it ideal for locations needing consistent security presence without adding staff. The enterprise version integrates with RADSoC, RAD-I’s command and control software, allowing centralized management across dozens or even hundreds of RADCam devices. This evolution transforms RADCam into a scalable solution that fits anywhere from the front porch to the corporate campus.

By entering these broader markets, RADCam is positioned to become a foundational element in how businesses approach autonomous security. The expansion opens up new, higher-margin revenue channels while further validating the flexibility and scalability of AITX’s AI technology..

Market Size

The global home security camera market is projected to grow from $10.51 billion in 2024 to $60.99 billion by 2034, reflecting a CAGR of 19.23%. In the U.S., the market is expected to expand from $3.02 billion in 2024 to $17.84 billion by 2034xi.

Market Drivers

-Rising Crime Rates:

An uptick in property crimes and package thefts has led homeowners and small businesses to invest in security solutions.

-Smart Home Integration:

The proliferation of IoT devices has made it easier to integrate security cameras into existing smart home ecosystems, enhancing user convenience.

Affordability and Accessibility:

The decreasing cost of high-quality cameras has made advanced security solutions more accessible to a broader audience.

xi MarketsandMarkets, AI in Video Surveillance Market by Offering (Hardware, Software, Services), Deployment Type (On-premises, Cloud), Application (Intrusion Management, Facial Recognition, License Plate Recognition), Vertical and Region – Global Forecast to 2030, April 2024

https://www.marketsandmarkets.com/Market-Reports/ai-in-video-surveillance-market-84216922.html

ROAMEO™

Rugged Observation Assistance Mobile Electronic Officer

ROAMEO is a fully autonomous, mobile security robotic vehicle designed to patrol large outdoor spaces. Equipped with AI analytics, voice engagement, and real-time deterrence capabilities, ROAMEO performs routine security patrols without human intervention. SARA, AITX’s Agentic AI platform, is integrated to enable ROAMEO to assess situations, engage appropriately, and report autonomously as it navigates complex environments.

Primary Use Cases

•	Corporate and educational campuses

•	Distribution centers and logistics yards

•	Municipal parks and entertainment venues

•	Parking lots and stadium exteriors

Market Impact

ROAMEO represents AITX’s answer to the high cost and limitations of today’s security personnel. It is about to be deployed across public and private sectors as an alternative to guard teams in vehicles or golf carts. Demand is strong enough that AITX is currently accepting orders with scheduled deliveries expected soon, a clear indicator of market interest and confidence in ROAMEOs capabilities. Each deployment generates long-term recurring revenue and expands the Company’s position in autonomous mobile security.

Competitive Advantage

Unlike traditional security patrols or static surveillance systems, ROAMEO offers round-the-clock coverage with intelligent, autonomous decision making. It detects, speaks, escalates, and alerts, all while on the move. With SARA’s support, ROAMEO delivers contextual awareness, adaptive response, and continuous reporting, providing a modern, scalable approach to security that solves labor shortages and reduces operating costs.

An Eager Market Awaits ROAMEO

Even before its full production launch, ROAMEO has generated substantial interest across multiple sectors. With confirmed pre-sales already in place and a growing sales pipeline of qualified opportunities, the security industry is watching closely.

Market Size

The global security robots’ market is projected to grow from $19.07 billion in 2024 to $76.67 billion by 2034, reflecting a CAGR of 14.93%xii. Specifically, the autonomous patrolling robot segment is expected to expand from $157.4 million in 2023 to $438.3 million by 2033, at a CAGR of 10.8%xiii.

Market Drivers

-Labor Cost Pressures:

Rising wages and labor shortages are prompting organizations to seek automated security solutions.

-24/7 Surveillance Needs:

The demand for continuous monitoring in large facilities and public spaces is increasing.

-Technological Advancements:

Improvements in AI, sensor technology, and mobility are enhancing the capabilities of security robots.

xii DataIntelo, AI Gun Detection System Market Report – Global Forecast 2023–2032, 2024

https://dataintelo.com/report/ai-gun-detection-system-market

xiii Verified Market Research, Commercial Security System Market Size and Forecast, 2024 Edition

https://www.verifiedmarketresearch.com/product/commercial-security-system-market/

RADDOG™ LE2

Wheeled Robotic Platform for Tactical Support and Public Safety

RADDOG LE2 is a wheeled, four-legged robotic platform developed for law enforcement and tactical applications. It delivers remote visual and audio interaction, helping agencies operate in situations that may be unsafe or inefficient for human officers. Integrated with SARA, AITX’s Agentic AI platform, RADDOG can autonomously interact, communicate, and assist officers with voice-driven commands, situational updates, and public engagement.

Primary Use Cases

•	Law enforcement patrols and crowd engagement

•	Tactical surveillance in high-risk environments

•	Community events and public safety demonstrations

•	Campus and municipal security support

Core Benefits

•	Provides officers with safe, remote situational awareness

•	Enhances public outreach with interactive engagement

•	Operates in confined or hazardous spaces

•	Adds a modern, high-tech layer to agency visibility

Market Impact

RADDOG is already active in police departments where it serves both operational and community outreach roles. From delivering situational intel to becoming a crowd favorite at events, RADDOG LE2 bridges the gap between safety technology and public trust. With SARA embedded, RADDOG enhances real-time communication and behavioral intelligence, helping departments project both authority and approachability. Its presence enhances department image while contributing to safer, smarter operations.

Competitive Advantage

RADDOG LE2 is not a novelty robot. It combines utility with approachability, making it ideal for law enforcement agencies looking to modernize and humanize their security and public safety efforts. With growing interest from law enforcement and public safety leaders, RADDOG LE2 is quickly establishing itself as a symbol of forward-thinking policing.

Market Size

The global robotic dog market was valued at $1.2 billion in 2023 and is projected to reach $4.6 billion by 2031, growing at a CAGR of 7.1% from 2024 to 2031xiv.

Market Drivers

-Public Safety and Law Enforcement:

Law enforcement agencies are exploring robotic dogs for search and rescue missions, enhancing operational efficiency and officer safety.

Advancements in AI and Robotics:

Continuous improvements in artificial intelligence and sensor technologies are enhancing the capabilities of robotic dogs, making them more adaptable and efficient for various applications.

Increased Demand for Security:

The need for reliable and autonomous security solutions in the public sector is driving the adoption of robotic dogs for tasks like perimeter patrol, threat detection, and reconnaissance.

xiv Grand View Research, U.S. Home Security Camera Market Size, Share & Trends Analysis Report, 2024

https://www.grandviewresearch.com/industry-analysis/us-home-security-camera-market/

HERO™

Humanoid Enforcement and Response Officer

HERO is a humanoid security robot currently under development by RAD-M. Designed to operate in high-traffic environments, HERO combines autonomous movement, AI-driven engagement, and real-time incident response into a single, commanding presence. HERO will feature full integration with SARA, AITX’s Agentic AI platform, enabling advanced situational awareness, interactive communication, and dynamic escalation in public-facing environments.

Primary Use Cases

•	Retail centers and shopping malls

•	Stadiums, arenas, and entertainment venues

•	Airports, transit hubs, and public buildings

•	Government and high-visibility corporate campuses

Core Benefits

•	Provides highly visible deterrence in sensitive public areas

•	Engages with the public using advanced conversational AI

•	Integrates with RAD-Is broader security ecosystem

•	Designed to monitor, interact, and escalate

Market Impact

Expected for release in late 2025, HERO has already generated significant buzz among security professionals, law enforcement, and the public. Its presence at trade shows and events signals AITX’s commitment to leading the next evolution in autonomous security. HERO is being engineered to address complex deployment scenarios where appearance, mobility, and communication matter just as much as detection and response.

Competitive Advantage

HERO is more than a concept. it is the embodiment of AITX’s long-term vision. No other security robot on the market offers a humanoid presence with conversational intelligence and autonomous patrol capabilities. When launched, HERO is expected to redefine what physical security looks like in the modern world.

Market Size

The global humanoid robot market was valued at $3.28 billion in 2024, projected to reach $66.0 billion by 2032, growing at a CAGR of 45.5%xv.

Within this sector, humanoid security robots like HERO have emerged as a strong niche segment, addressing the need for interactive, autonomous security solutions in various industries.

Market Drivers

-Labor Shortages and Rising Costs:

Increasing demand for automation in industries facing workforce constraints.

-Advancements in Robotics:

Enhanced capabilities in AI and sensor technologies are propelling humanoid robot development.

-Demand for Interactive Security Solutions:

There’s a growing demand for security robots that can engage with individuals, provide assistance, and respond dynamically to situations.

xv Fortune Business Insights, Humanoid Robots Market Size, Share & Trends Report, 2032”

https://www.fortunebusinessinsights.com/humanoid-robots-market-110188

ROSS™

RAD Operations System Software

ROSS is RAD-I’s software platform that revitalizes legacy IP security cameras by integrating them into an intelligent, AI-powered ecosystem. It transforms passive devices into proactive security tools with capabilities like object detection, license plate recognition, loitering alerts, and real-time response automation. With SARA on ROSS’ side, these upgraded devices gain the ability to escalate alerts, communicate autonomously, and support voice-driven response workflows.

Primary Use Cases

•	Upgrading legacy security camera infrastructure

•	Integrating outdated systems with modern analytics

•	Enabling intelligent threat detection across large facilities

•	Reduces the need for costly hardware replacements

Core Benefits

•	Adds RAD-level AI analytics to existing IP security cameras

•	Enables real-time alerts via SMS or automated systems

•	Supports escalating, customizable response workflows

•	Connects to the broader RAD ecosystem for integration

Market Impact

ROSS allows organizations to maximize their current infrastructure investment while elevating security performance. It extends the life and relevance of installed cameras by equipping them with todays most advanced AI tools. For clients hesitant to replace entire camera networks, ROSS provides a smart, budget-conscious path to modernization.

Competitive Advantage

Where most analytics platforms require proprietary cameras or expensive upgrades, ROSS works with what organizations already have. It empowers traditional hardware with human detection, firearm recognition, vehicle alerts, and more, all managed through RAD-I’s software platform. ROSS brings modern capability to yesterday’s cameras.

Market Size

The global AI in video surveillance market was valued at $3.90 billion in 2024, projected to reach $12.46 billion by 2030, growing at a CAGR of 21.3%xvi.

Market Drivers

-Enhanced Public Safety and Security:

Growing concerns over public safety are leading to increased deployment of intelligent surveillance systems.

-Advancements in AI:

Rapid developments in AI technologies are enhancing the capabilities of video analytics, making them more accurate and efficient.

-Cost-Effective Surveillance Solutions:

AI analytics enable organizations to optimize existing camera infrastructures, reducing the need for additional hardware investments.

xvi MarketsandMarkets, “AI in Video Surveillance Market by Offering, Deployment Type, Application, Vertical & Region – Global Forecast to 2030,” 2024

https://www.marketsandmarkets.com/Market-Reports/ai-in-video-surveillance-market-84216922.html

RAM™

ROSA Accessory Module

RAM is a hardware module that transforms existing IP security cameras into interactive, intelligent devices. It adds voice capability, two-way audio, and real-time AI functionality, similar to a RAD-I ROSA device, allowing legacy cameras to detect, speak, engage, and escalate without the need for full device replacement. Integrated with SARA, AITX’s Agentic AI platform, RAM enables context-aware responses, autonomous escalation, and voice-driven interaction from even the most basic surveillance setups.

Primary Use Cases

•	Enhancing passive cameras in retail or commercial properties

•	Upgrading camera systems in schools, healthcare, or government facilities

•	Extending the life of existing infrastructure with minimal installation

•	Adding SARA-powered interaction to areas not suitable for RAD-I devices

Market Impact

RAM opens the door to RAD-I’s advanced capabilities for clients with large investments in traditional surveillance. Instead of ripping out existing hardware, RAM enhances what’s already in place. This dramatically reduces upgrade costs while delivering a serious boost in functionality. With SARA onboard, RAM makes it possible to bring agentic behavior and intelligent engagement to previously passive systems. It provides a low-friction entry point into fully autonomous, interactive security.

Competitive Advantage

No other device offers this combination of plug-and-play simplicity, AI intelligence, and voice engagement. RAM gives existing security cameras the power to act, not just watch. It’s the most direct path to upgrading security infrastructure without overhauling entire systems.

Market Size

The AI in video surveillance market in the U.S. was valued at $3.90 billion in 2024 and is expected to reach $12.46 billion by 2030, with a CAGR of 21.3%xvii.

Market Drivers

-Cost-Effective Upgrades:

Organizations seek to enhance existing surveillance systems without the expense of complete overhauls, making inline devices like RAM appealing.

-Integration with Legacy Systems:

The ability to retrofit current infrastructure with advanced analytics capabilities addresses budget constraints and extends the life of existing equipment.

-Edge Computing:

Processing data closer to the source reduces latency and bandwidth usage, enabling real-time analytics and quicker response times.

xvii MarketsandMarkets, AI in Video Surveillance Market by Offering (Hardware, Software, Services), Deployment Type (On-premises, Cloud), Application (Intrusion Management, Facial Recognition, License Plate Recognition), Vertical and Region – Global Forecast to 2030, April 2024

https://www.marketsandmarkets.com/Market-Reports/ai-in-video-surveillance-market-84216922.html

Firearm Detection Analytic

AI-Powered Threat Detection for Visible Firearms

AITX’s Firearm Detection is an AI-based analytic that identifies visible handguns and long guns in real time. Integrated into select RAD-I devices and available via ROSS, it enables immediate response and alert escalation the moment a threat is recognized. With SARA, AITX’s Agentic AI platform, firearm detection becomes more than identification, it becomes action. SARA can escalate alerts, notify local security, contact administrators, and initiate outreach to first responders within moments of detection.

Primary Use Cases

•	School campuses and educational facilities

•	Hospitals and healthcare centers

•	Government and municipal buildings

•	Retail environments and public gathering spaces

Market Impact

With growing concern regarding active shooter incidents and visible weapons in public spaces, AITX’s Firearm Detection provides a proactive layer of defense. By turning cameras and devices into intelligent sentries, organizations gain precious seconds that can prevent tragedy or reduce harm. In an unfolding active shooter incident, every second counts. The Company’s Firearm Detection analytic is meant to provide schools, first responders, administrators, educators, employers, students, and other personnel those precious seconds. This technology enhances safety protocols without requiring major infrastructure changes. In recognition of its impact, AITX’s Firearm Detection technology was honored with the American Security Today ASTORS Award for Best Metal/Weapons Detection Solution.

Competitive Advantage

Unlike some systems that rely on concealed weapon prediction or extensive human monitoring, the Company’s Firearm Detection focuses on clear, visible threats and reacts instantly. Integrated across RAD-I’s device lineup and analytics platform, it is a scalable and proven solution that adds meaningful value to modern security strategies. With SARA delivering intelligent escalation and voice-driven guidance, AITX offers a real-time response capability no others can match.

Market Size

The global AI gun detection system market is projected to grow from $1.2 billion in 2023 to $4.6 billion by 2032, reflecting a CAGR of 16.2% over the forecast periodxviii.

Market Drivers

-Rising Public Safety Concerns:

An uptick in gun-related incidents globally has heightened the demand for proactive security solutions that can detect firearms before any harm occurs.

-Integration with Existing Infrastructure:

AI gun detection systems can be seamlessly integrated with current surveillance systems.

-Technological Advancements:

Continuous improvements in AI, machine learning, and sensor technologies have enhanced the accuracy and reliability of gun detection systems, making them more effective in various environments.

xviii DataIntelo, AI Gun Detection System Market Report – Global Forecast 2023–2032, 2024

https://dataintelo.com/report/ai-gun-detection-system-market

Significant Market Opportunity

The global security industry is undergoing rapid transformation, and AITX is positioned squarely at its center.

According to Verified Market Research, the global commercial security system market is projected to reach $376 billion by 2028xix, driven by increasing demand for automation, efficiency, and real-time responsiveness. On the residential side, the U.S. home security camera market alone is valued at over $7.8 billion, with millions of households seeking smarter, more proactive protectionxx.

What’s fueling this growth is a widespread industry shift. Traditional security models that rely heavily on human guards are being reevaluated. Labor shortages, rising costs, and limitations in response time are pushing organizations to adopt AI-driven, autonomous solutions. Businesses, institutions, and homeowners are no longer satisfied with passive monitoring. They want proactive systems that can detect, communicate, deter, and escalate without delay.

AITX addresses this need with a comprehensive suite of solutions that serve both the commercial and residential markets. From large-scale enterprise deployments to home security, the Company’s devices and platforms offer intelligent response capabilities at a fraction of the cost of manned security.

With the launch of RADCam and the rapid adoption of solutions like ROAMEO, RIO, AVA, and ROSA across verticals including healthcare, education, logistics, and retail, AITX is tapping into multiple high-growth opportunities simultaneously. This diverse positioning ensures that the Company is not only riding the wave of market change but helping to drive it.

$376 Billion

Projected size of the global commercial security system market by 2028

Source: Verified Market Research

$7.8 Billion

Current size of the U.S. home security camera market

Source: Grand View Research

175%+ Revenue Growth

AITX’s fiscal year 2025 growth compared to prior year

Source: AITX, April 2025

Labor Shortages & Costs

Driving organizations toward autonomous, AI-powered solutions

Competitive Landscape

Redefining Security, Not Just Competing

The security industry is saturated with outdated approaches. Legacy guard services depend on costly, inconsistent human labor. Traditional camera manufacturers sell passive hardware with limited intelligence. Many AI startups promise innovation, but most offer software-only solutions without the infrastructure to deploy them effectively.

AITX breaks from these models. The Company delivers a fully integrated ecosystem that combines proprietary hardware, software, AI analytics, and voice engagement into unified, field-ready solutions.

From ROAMEO to RADCam, AITX controls its product lifecycle, enabling unmatched speed to market and deployment scale.

With nearly one thousand devices deployed and recurring revenue on the rise, AITX is executing today what others promise for tomorrow:

xix Verified Market Research, Commercial Security System Market Size and Forecast, 2024 Edition

https://www.verifiedmarketresearch.com/product/commercial-security-system-market/

xx Grand View Research, U.S. Home Security Camera Market Size, Share & Trends Analysis Report, 2024

https://www.grandviewresearch.com/industry-analysis/us-home-security-camera-market/

-An Integrated Model

Hardware, software, and AI, all in-house

-Multi-Segment Reach

Serving residential, commercial, and enterprise clients

-Voice Engagement

Real-time deterrence, not just passive recording

-No VC Dependence

Grown without SPACs or institutional capital

-Speed to Market

Weeks, not quarters, from concept to deployment

The AITX Business Model

Recurring Revenue Engine

Subscription-based model that scales with deployment

Multi-Segment Subsidiary Strategy

RAD-I (Enterprise), RAD-M (Mobile), RAD-G (Tech Dev), RAD-R (Residential)

In-House Control = Margin Growth

Manufacturing, software, and deployment fully managed internally

Dealer and Channel Distribution

Expanding reach through trusted networks

Flexible Deployments

Customizable subscriptions for varied security needs

AI-Powered Value

Proactive, intelligent solutions replace outdated systems

Profit Path

Margin efficiency grows with every new deployment

AITX delivers automation-first security solutions through a vertically integrated platform of hardware, software, and AI.

AITX’s Technology Advantage

Proven AI, Autonomous Devices, Real-Time Results

AITX’s platform replaces outdated surveillance with real-time intelligence. Its proprietary AI and autonomous devices are already deployed in the field, delivering measurable results.

SARA at the Core

Voice-driven AI engine powering real-time detection, deterrence, engagement, and escalation

Vertically Integrated Stack

Hardware, software, and firmware developed in-house for speed and precision

Autonomous Mobility

ROAMEO, RADDOG and HERO can effectively patrol large areas without human involvement

Deployments at Scale

Used in enterprise, healthcare, logistics, retail, construction and residential environments

AITX is not theorizing what security could be - it is delivering what others have not.

AITX Subsidiaries

AITX owns and operates five (5) wholly-owned subsidiaries.

1.	Robotic Assistance Devices, Inc. (RAD-I)

●	AI-driven security solutions

●	Autonomous deterrence and response

●	Delivery of industry-leading Agentic AI, aka SARA

●	Trusted across retail, logistics, education, and more

●	www.radsecurity.com

2.	Robotic Assistance Devices, Group (RAD-G)

●	Agentic AI development and distribution to OEMs

●	OEM and custom AI security technology

●	Licensing AI-driven security solutions

●	RAD Lanka (Sri Lanka development office)

●	www.radgroup.ai

3.	Robotic Assistance Devices, Residential (RAD-R)

●	AI-powered security solutions for residential markets

●	Agentic AI integration through ‘SOS’ features

●	Bringing enterprise-level security automation to residential users

●	Enhancing safety through intelligent monitoring and response

●	www.radresidential.ai

4.	Robotic Assistance Devices, Mobile (RAD-M)

●	Mobile security, delivery, all-purpose solutions

●	Agentic AI driven solutions

●	Solar-powered, 5G-connected deployments

●	No infrastructure required, deployable anywhere

www.radm.ai

5.	Robotic Assistance Devices Lanka (PVT) Ltd. (RAD L) is a wholly owned subsidiary of RAD G incorporated in Sri Lanka. This Company was setup to take advantage a cost effective, educated workforce and tax savings.

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

Employees

As of March 7, 2025, we have a headcount of 116 fully dedicated full-time equivalents including sub-contractors. None of our employees are represented by a union.

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

Cyber and data protection and compliance

The Company continues it’s focus on delivery of safe and secure software and systems to its clients. As such, this year, February 2025, the Company achieved SOC 2 Type 2 status. This status level required considerable work and continuous best practices by all elements of the company. The SOC 2 Report has become a benchmark standard, and now an often-specified requirement, in the software procurement process. Established by the American Institute of Certified Public Accountants (AICPA), criteria and reporting principles are outlined as a means for organizations to create a documented framework of policies and procedures to prove how they manage and secure data in the cloud and ensure protection of customer privacy and ensure internal communications are suitably handled. This achievement reflects the Company’s stated goals of best-in-class data protection and internal processes.

The Company has subsequently maintained SOC 2 Type 2 status and has achieved other cyber certifications.

Discussion on Sales

The sales funnel continues to grow in both quantity and quality. The sales team has matured and stabilized with a Senior Vice President of Sales with seven full time direct sales reports. Additional sales drivers are RAD’s President as well as AITX’ CEO. Furthermore operations team members are instrumental in encouraging clients to expand existing systems.

In the fiscal year ended February 28, 2025 RAD added hundreds sales opportunities to the sales funnel. Furthermore several end users expanded their RAD systems with commitments to continue expansion. RAD’s dealer network also grew although the Company will note that dealer performance has fallen short of expectations and is being addressed. An opportunity is mostly defined as an account that is exhibiting a pain that can be solved by RAD, has a budget, and has reached the point in the sales process where they have a quote they can sign.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Securing our business information, intellectual property, customer and employee data and technology systems is essential for the continuity of our business, meeting applicable regulatory requirements and maintaining the trust of our stockholders. Cybersecurity is an important and integrated part of our enterprise risk management function that identifies, monitors and mitigates business, operational and legal risks.

To help protect us from a major cybersecurity incident that could have a material impact on operations or our financial results, the Company is in the process of continually implementing policies, programs and controls, including technology investments that focus on cybersecurity incident prevention, identification and mitigation. The steps we expect to take to reduce our vulnerability to cyberattacks and to mitigate impacts from cybersecurity incidents include but are not limited to: penetration testing by a third-party vendor, agent-based security scanning that runs continuously, establishing information security policies and standards, implementing information protection processes and technologies, monitoring our information technology systems for cybersecurity threats and implementing cybersecurity training. The Company has reached SOC 2 Type 2 status which shows the Company’s compliance with best industry practices. The SOC 2 Report has become a benchmark standard, and now an often-specified requirement, in the software procurement process. Established by the American Institute of Certified Public Accountants (AICPA), criteria and reporting principles are outlined as a means for organizations to create a documented framework of policies and procedures to prove how they manage and secure data in the cloud and ensure protection of customer privacy and ensure internal communications are suitably handled. This achievement reflects the Company’s stated goals of best-in-class data protection and internal processes. In addition, we annually purchase a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred.

Governance

Our CEO and management are actively engaged in overseeing and reviewing our strategic direction and objectives, taking into account, among other considerations, our risk profile and related exposures, including oversight of risks from cybersecurity threats. As part of this oversight, the Company will update the CEO and Board of Directors periodically, and at least annually, on our cybersecurity program, including with respect to particular cybersecurity threats, cybersecurity incidents, new developments in our risk profile, the status of projects to strengthen our cybersecurity systems, assessments of our cybersecurity program, and the emerging threat landscape.

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

On September 24, 2024, a prospective lender filed a claim against the Company for an alleged breach of a non-binding term sheet made on June 7, 2024. This claim is an example of predatory lending practices for which the Company has filed a notice of dismissal in the relevant jurisdiction. The Company and its counsel believe the claim is without merit however the courts have mandated mediation, and it appears that the parties may reach a settlement in the near future. The Company has made no accruals.

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

	High	Low
Fiscal Year Ended February 28, 2025:
Quarter ended February 28, 2025	$0.02	$0.01
Quarter ended November 30, 2024	$0.02	$0.01
Quarter ended August 31, 2024	$0.02	$0.01
Quarter ended May 31, 2024	$0.01	$0.01

Fiscal Year Ended February 29, 2024:
Quarter ended February 29, 2024	$0.01	$0.00
Quarter ended November 30, 2023	$0.00	$0.00
Quarter ended August 31, 2023	$0.01	$0.00
Quarter ended May 31, 2023	$0.01	$0.00

On May 23, 2025, the closing price per share of the Company’s common stock as quoted on the OTC was $0.0014.

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

Common Stock

The Company is authorized to issue 20,000,000,000 shares of common stock, with a par value of $0.00001. The closing price of its common stock on May 23, 2025, as quoted by OTC Markets Group, Inc., was $0.0014. There were 16,747,453,768 shares of common stock issued and outstanding as of May 23, 2024. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the years ended February 28, 2025 and February 29, 2024, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

During the year ended February 28, 2025 the Company had the following common stock option activity:

—	On the original 2021 plan, options to purchase 2,475,000 shares were forfeited due to employee terminations. On the 2023 plan (see below) 3,963,404 options to purchase shares were forfeited due to employee terminations.

During the year ended February 29, 2024 the Company had the following common stock option activity:

—	On September 1, 2023, the Company as an addition to the afore-mentioned Incentive Stock Option Plan issued 114,217,035 shares to 48 employees. The shares were issued with an exercise price of $0.02, vest after 4 years with a 5 year term having a fair value of $593,929 using the Black-Scholes model with assumptions described below:

Strike price	$0.02
Fair value of Company’s common stock	$0.0052
Dividend yield	0.00%
Expected volatility	320.5
Risk free interest rate	4.29%
Expected term (years)	4.50

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

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance at February 28, 2025.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	182,228,131	$0.02	—

Equity compensation plans not approved by security holders.	—	—	—

Total	182,228,131	$0.02	—

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

Series C Convertible, Redeemable Preferred Stock

The board of directors has designated 1,000 shares of Series B Convertible, Redeemable Preferred Stock with a par value of $0.001 per share. As of the date of this report, there are 306 shares of Series C Preferred Stock outstanding. The Series C Convertible Preferred Stock are redeemable at $1,200 per share, rank in priority to common stock and common stock equivalents upon liquidation of the Company, have voting rights on a converted basis and receives quarterly dividends of 12%. Each holder may, after 180 days after issuance, at any time and from time to time convert all, but not less than all, of their shares of Series C Convertible, Redeemable Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by dividing the redemption value by the Conversion Price. The Conversion price is equal to the lower of (1) a fixed price equaling the closing bid price of the Common Stock on the trading day immediately preceding the date of the acquisition of the shares and (2) the lowest traded price of the Common Stock during the ten (10) calendar days immediately preceding, but not including, the Conversion Date. Following an event of default,” as defined in the Purchase Agreement, the Conversion price shall equal the lower of: (a) the then applicable Conversion Price; or (b) a price per share equaling eighty five percent (90%) of the lowest traded price for the Company’s common stock during the fifteen (10) Trading Days immediately preceding, but not including, the Conversion Date. Each share of Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of twelve percent (12%) per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company. Any dividends that are not paid a shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 14% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the dividend payment date through and including the date of actual payment in full. On the one hundred eightieth day following the issue date of this Preferred Stock the Company shall have the obligation to redeem all outstanding Series Preferred Shares for one hundred nine and one half percent (109.5%) of the stated value, plus any accrued but unpaid dividends, plus all other amounts due to the Holder pursuant to the Certificate of Designation and/or any Transaction Documents (“Redemption Date”). Prior to the Redemption Date, the Company at its discretion and on three (3) Trading Days’ written notice, may redeem all outstanding Preferred Shares for one hundred nine and one half percent (109.5%) of the stated value, plus any accrued but unpaid dividends, plus all other amounts due to the Holder pursuant to the Certificate of Designation and/or any Transaction Documents.

From the date of issuance until the date no shares of Series C Preferred Stock are issued and outstanding, unless Holders of at least 75% in Stated Value of the then outstanding shares of Preferred Stock shall have otherwise given prior written consent, the Corporation shall not, and shall not permit any of the Subsidiaries to, directly or indirectly: (a) other than Permitted Indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom; (b) other than Permitted Liens, enter into, create, incur, assume or suffer to exist any Liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom; (c) amend its charter documents, including, without limitation, its articles of incorporation and bylaws, in any manner that materially and adversely affects any rights of the Holder; (d) repay, repurchase or offer to repay, repurchase or otherwise acquire of any shares of its Common Stock, Common Stock Equivalents or Junior Securities, other than as to the Conversion Shares as permitted or required under the Transaction Documents: (e) pay cash dividends or distributions on Junior Securities of the Corporation; f) enter into any transaction with any Affiliate of the Corporation which would be required to be disclosed in any public filing with the Commission, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Corporation (even if less than a quorum otherwise required for board approval); or(g) enter into any agreement with respect to any of the foregoing.

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

Series F Convertible Preferred Stock

The Board of Directors has designated 10,000 shares of Series F Convertible Preferred Stock with a par value of $1.00 per share. As of the date of this report, there are 2,513 shares of Series F Convertible Preferred Stock outstanding. The Series F Convertible Preferred Stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis. So long as any shares of Series F Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

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

Recent Sales of Unregistered Securities

The following is a summary of transactions by AITX involving sales of its securities that were not registered under the Securities Act.

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
Number of shares outstanding February 28, 2017						18
March 7, 2017	conversion	$1,840	$—	$—	$1,840	1
March 22, 2017	conversion	1,971	—	—	1,971	1
March 27, 2017	cancelation***	—	—	—	—	(1)
April 3, 2017	conversion	1,487	3,397	—	4,884	1
April 7, 2017	conversion	1,000	—	—	1,000	1
April 20, 2017	conversion	920	—	—	920	1
April 24, 2017	conversion	6,876	—	—	6,876	1
April 26, 2017	conversion	1,130	—	—	1,130	1
May 2, 2017	conversion	1,130	—	—	1,130	1
May 4, 2017	conversion	1,240	—	—	1,240	1
May 4, 2017	conversion	8,854	—	—	8,854	1
May 8, 2017	conversion	9,296	—	—	9,296	1
May 12, 2017	conversion	1,432	—	—	1,432	1
May 15, 2017	conversion	11,661	—	—	11,661	1
May 15, 2017	conversion	1,550	—	—	1,550	2
May 18, 2017	conversion	13,629	—	—	13,629	2
May 23, 2017	conversion	9,684	3,059	—	12,743	1
May 24, 2017	conversion	1,730	—	—	1,730	2
May 30, 2017	conversion	1,890	—	—	1,890	2
June 7, 2017	conversion	1,985	—	—	1,985	2
June 9, 2017	conversion	2,085	—	—	2,085	2
June 12, 2017	conversion	2,185	—	—	2,185	2
June 14, 2017	conversion	2,295	—	—	2,295	2
June 19, 2017	conversion	2,400	—	—	2,400	2
June 20, 2017	conversion	2,500	—	—	2,500	3
June 20, 2017	conversion	3,000	358	—	3,358	—
June 22, 2017	warrant exercise****	—	—	—	—	3
June 28, 2017	conversion	2,800	—	—	2,800	3
June 28, 2017	warrant exercise****	—	—	—	—	3
July 5, 2017	conversion	3,050	—	—	3,050	3
July 6, 2017	warrant exercise****	—	—	—	—	3
July 7, 2017	warrant exercise****	—	—	—	—	—
July 7, 2017	conversion	3,400	—	—	3,400	3
July 26, 2017	conversion	3,500	—	—	3,500	4
July 28, 2017	conversion	9,750	—	—	9,750	1
July 28, 2017	conversion	4,000	—	—	4,000	4
August 2, 2017	conversion	75,000	—	—	75,000	4
August 2, 2017	conversion	75,000	2,483	—	77,483	4
August 4, 2017	conversion	11,184	—	—	11,184	—
August 14, 2017	conversion	4,500	—	—	4,500	5
August 21, 2017	conversion	4,700	—	—	4,700	5
August 29, 2017	conversion	4,900	—	—	4,900	5
September 5, 2017	conversion	26,250	—	—	26,250	5
September 18, 2017	conversion	27,250	—	—	27,250	5
September 27, 2017	conversion	29,000	—	—	29,000	6
October 16, 2017	conversion	30,500	—	—	30,500	6
October 16, 2017	conversion	10,000	—	—	10,000	—
Number of shares outstanding February 28, 2018						124

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
April 16, 2018	conversion	132,160	—	—	132,160	6
April 26, 2018	conversion	14,500	—	500	15,000	1
May 1, 2018	conversion	26,250	—	—	26,250	3
May 3, 2018	conversion	5,000	—	—	5,000	—
May 7, 2018	conversion	27,900	—	—	27,900	3
May 10, 2018	conversion	32,400	—	—	32,400	4
May 11, 2018	conversion	14,500	—	500	15,000	2
May 15, 2018	conversion	7,060	—	500	7,560	2
May 15, 2018	conversion	8,000	—	—	8,000	1
May 21, 2018	conversion	20,250	—	—	20,250	3
May 22, 2018	conversion	6,075	—	—	6,075	1
May 24, 2018	conversion	13,056	3,300	—	16,356	2
May 30, 2018	conversion	8,182	—	—	8,182	2
May 30, 2018	conversion	15,000	—	—	15,000	3
June 7, 2018	conversion	2,922	—	—	2,922	1
June 18, 2018	conversion	17,000	—	—	17,000	4
June 19, 2018	conversion	14,500	—	500	15,000	3
June 28, 2018	conversion	18,000	—	—	18,000	4
June 28, 2018	cancellation	(7,060)	—	(500)	(7,560)	(2)
July 5, 2018	conversion	14,500	—	500	15,000	4
July 5, 2018	conversion	8,818	—	—	8,818	3
July 11, 2018	conversion	10,200	—	—	10,200	4
July 11, 2018	conversion	14,500	—	500	15,000	5
July 19, 2018	conversion	16,000	—	500	16,500	5
July 19, 2018	conversion	11,000	1,366	—	12,366	4
July 23, 2018	conversion	14,500	—	500	15,000	7
July 25, 2018	conversion	5,000	—	—	5,000	2
July 31, 2018	conversion	11,000	1,455	—	12,455	6
August 24, 2018	conversion	—	15,300	—	15,300	10
August 27, 2018	conversion	5,500	—	500	6,000	10
August 29, 2018	conversion	4,280	—	500	4,780	11
August 30, 2018	conversion	6,000	—	—	6,000	10
August 30, 2018	rounding shares	—	—	—	—	—
August 31, 2018	conversion	20,000	—	—	20,000	11
August 31, 2018	conversion	7,500	—	500	8,000	11
September 5, 2018	conversion	8,800	1,375	—	10,175	13
September 5, 2018	conversion	7,800	—	—	7,800	13
September 7, 2018	conversion	7,000	—	500	7,500	13
September 12, 2018	conversion	5,355	—	—	5,355	15
September 12, 2018	conversion	6,500	—	500	7,000	14
September 13, 2018	conversion	5,395	—	—	5,395	13
September 13, 2018	conversion	3,436	—	500	3,936	14
September 18, 2018	conversion	5,670	—	—	5,670	19
September 20, 2018	conversion	3,448	—	500	3,948	19
September 21, 2018	conversion	6,720	—	—	6,720	19
September 24, 2018	conversion	5,250	—	—	5,250	18
September 26, 2018	conversion	6,132	—	—	6,132	23
September 28, 2018	conversion	3,084	—	500	3,584	23
October 1, 2018	conversion	3,100	—	—	3,100	20
October 3, 2018	conversion	4,030	—	—	4,030	26
October 3, 2018	conversion	2,202	—	500	2,702	25
October 5, 2018	conversion	2,750	485	—	3,235	16
October 5, 2018	conversion	4,449	—	—	4,449	29
October 8, 2018	conversion	8,835	—	—	8,835	105
October 9, 2018	conversion	4,158	—	500	4,658	30

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
October 10, 2018	conversion	4,988	—	—	4,988	29
October 15, 2018	conversion	5,935	—	—	5,935	33
October 18, 2018	conversion	9,000	—	—	9,000	113
October 19, 2018	conversion	4,400	713	—	5,113	33
October 23, 2018	conversion	9,840	—	—	9,840	317
November 1, 2018	conversion	9,400	—	—	9,400	94
November 5, 2018	conversion	6,195	—	—	6,195	52
November 15, 2018	conversion	7,980	—	—	7,980	95
November 27, 2018	conversion	3,850	724	—	4,574	123
December 6, 2018	conversion	4,056	797	—	4,853	141
December 7, 2018	conversion	2,034	—	—	2,034	66
December 10, 2018	conversion	2,367	—	—	2,367	76
December 10, 2018	conversion	2,333	—	500	2,833	91
December 10, 2018	conversion	1,475	—	500	1,975	91
December 10, 2018	conversion	3,348	—	—	3,348	90
December 11, 2018	conversion	2,489	—	—	2,489	80
December 11, 2018	conversion	4,340	—	—	4,340	140
December 12, 2018	conversion	3,500	—	—	3,500	94
December 12, 2018	conversion	6,600	1,306	—	7,906	213
December 13, 2018	conversion	2,408	—	500	2,908	134
December 13, 2018	conversion	3,426	—	—	3,426	111
December 14, 2018	conversion	4,154	—	—	4,154	134
December 18, 2018	conversion	4,368	—	—	4,368	141
December 19, 2018	conversion	3,100	—	500	3,600	160
December 19, 2018	conversion	1,000	3,348	—	4,348	161
December 20, 2018	conversion	—	—	—	—	130
December 20, 2018	conversion	2,155	—	500	2,655	169
December 20, 2018	conversion	3,636	—	—	3,636	117
December 20, 2018	conversion	7,480	1,520	—	9,000	333
December 24, 2018	conversion	2,970	—	—	2,970	110
December 26, 2018	conversion	3,213	—	—	3,213	143
December 27, 2018	conversion	1,870	1,381	—	3,252	120
December 28, 2018	conversion	3,700	—	500	4,200	227
December 31, 2018	conversion	4,869	—	—	4,869	216
December 31, 2018	conversion	5,365	—	—	5,365	290
January 2, 2019	conversion	7,370	1,562	—	8,932	425
January 7, 2019	conversion	3,360	—	—	3,360	240
January 7, 2019	conversion	3,944	—	—	3,944	290
January 8, 2019	conversion	4,080	—	—	4,080	300
January 9, 2019	conversion	3,161	—	500	3,661	317
January 10, 2019	conversion	3,380	—	—	3,380	325
January 11, 2019	conversion	5,280	1,150	—	6,430	397
January 11, 2019	conversion	3,625	—	—	3,625	290
January 14, 2019	conversion	3,400	—	—	3,400	340
January 15, 2019	conversion	4,100	—	—	4,100	410
January 15, 2019	conversion	4,300	—	—	4,300	430
January 17, 2019	conversion	4,800	—	—	4,800	480
January 22, 2019	conversion	4,435	—	—	4,435	504
January 22, 2019	conversion	4,230	—	—	4,230	470
January 23, 2019	conversion	3,816	—	—	3,816	530
January 25, 2019	conversion	3,781	—	—	3,781	556
January 28, 2019	conversion	3,276	—	—	3,276	585
January 29, 2019	conversion	3,690	—	—	3,690	615
January 29, 2019	conversion	3,870	—	—	3,870	645

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
January 30, 2019	conversion	4,080	—	—	4,080	680
January 31, 2019	conversion	4,500	—	—	4,500	750
January 31, 2019	conversion	4,290	—	—	4,290	715
February 4, 2019	conversion	4,740	—	—	4,740	790
February 5, 2019	cancellation	(2,658)	—	—	(2,658)	(17)
February 5, 2019	conversion	4,980	—	—	4,980	830
February 12, 2019	conversion	5,340	—	—	5,340	890
February 14, 2019	conversion	5,236	—	—	5,236	935
February 21, 2019	conversion	4,956	—	—	4,956	900
Number of shares outstanding February 28, 2019						20,026
May 6, 2019	conversion	5,768	—	—	5,768	1,030
May 6, 2019	conversion	15,000	—	—	15,000	882
May 6, 2019	conversion	11,900	—	—	11,900	992
May 7, 2019	conversion	6,048	—	—	6,048	1,080
May 7, 2019	conversion	11,900	—	—	11,900	992
May 8, 2019	conversion	6,384	—	—	6,384	1,140
May 8, 2019	conversion	11,800	—	—	11,800	983
May 8, 2019	conversion	7,312	—	500	7,812	1,240
May 9, 2019	conversion	12,500	—	—	12,500	1,136
May 10, 2019	conversion	7,200	—	—	7,200	655
May 8, 2019	conversion	4,400	—	—	4,400	1,000
May 13, 2019	conversion	7,493	—	—	7,493	1,338
May 13, 2019	conversion	12,650	3,786	—	16,436	1,957
May 21, 2019	conversion	3,281	—	—	3,281	586
May 22, 2019	conversion	11,550	3,526	—	15,076	2,094
July 11, 2019	conversion	11,000	3,984	—	14,984	1,921
July 25, 2019	conversion	8,584	—	—	8,584	2,000
July 30, 2019	conversion	16,940	6,350	—	23,290	3,882
July 31, 2019	conversion	9,872	—	—	9,872	2,300
August 2, 2019	conversion	10,301	—	—	10,301	2,400
August 8, 2019	conversion	21,450	8,170	—	29,620	4,937
August 11, 2019	conversion	10,945	—	—	10,945	2,550
August 11, 2019	conversion	5,837	—	—	5,837	1,360
August 12, 2019	conversion	8,800	—	—	8,800	2,750
August 12, 2019	conversion	13,915	5,337	—	19,252	4,011
August 13, 2019	conversion	3,528	—	—	3,528	1,260
August 14, 2019	conversion	5,920	—	—	5,920	2,960
August 15, 2019	conversion	12,650	4,877	—	17,527	5,842
August 15, 2019	conversion	6,200	—	—	6,200	3,100
August 16, 2019	conversion	8,060	—	—	8,060	4,030
August 19, 2019	conversion	6,784	—	—	6,784	4,240
August 20, 2019	conversion	7,136	—	—	7,136	4,460
August 20, 2019	conversion	12,100	4,705	—	16,805	7,002
August 21, 2019	conversion	4,284	5,628	—	9,912	4,690
August 22, 2019	conversion	—	6,348	—	6,348	5,290
August 23, 2019	conversion	—	4,400	—	4,400	5,500
August 26, 2019	conversion	7,810	3,068	—	10,878	9,065
August 26, 2019	conversion	—	3,416	—	3,416	4,270
August 27, 2019	conversion	—	2,240	—	2,240	2,800
August 29, 2019	conversion	—	5,344	—	5,344	6,680
September 3, 2019	conversion	—	5,616	—	5,616	7,020
September 3, 2019	conversion	6,149	2,449	—	8,598	14,329

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
September 4, 2019	conversion	—	2,956	—	2,956	7,390
September 5, 2019	conversion	—	3,240	—	3,240	8,100
September 6, 2019	conversion	—	3,560	—	3,560	8,900
September 9, 2019	conversion	—	3,752	—	3,752	9,380
September 10, 2019	conversion	—	3,944	—	3,944	9,860
September 10, 2019	conversion	6,826	2,750	—	9,575	15,959
September 11, 2019	conversion	—	4,129	—	4,129	10,300
September 12, 2019	conversion	2,447	2,233	—	4,680	11,700
September 13, 2019	conversion	4,920	—	—	4,920	12,300
September 16, 2019	conversion	2,818	2,342	—	5,160	12,900
September 17, 2019	conversion	—	2,960	—	2,960	7,400
September 18, 2019	conversion	—	4,760	—	4,760	11,900
September 19, 2019	conversion	—	2,920	—	2,920	7,300
September 20, 2019	conversion	202	1,998	—	2,200	5,500
September 25, 2019	conversion	4,506	234	—	4,740	12,600
October 3, 2019	conversion	5,651	349	—	6,000	15,000
October 10, 2019	conversion	3,760	280	—	4,040	10,100
October 25, 2019	conversion	2,584	556	—	3,140	15,700
November 4, 2019	conversion	2,926	354	—	3,280	16,400
November 27, 2019	conversion	2,970	770	—	3,740	18,700
January 3, 2020	conversion	—	2,640	—	2,640	13,200
January 27, 2020	conversion	3,360	—	—	3,360	16,800
February 1, 2020	cancellation	(3,360)	—	—	(3,360)	(16,800)
February 5, 2020	cancellation	—	(640)	—	(640)	(3,200)
February 5, 2020	conversion	—	4,060	—	4,060	20,300
February 29, 2020	rounding shares issuable	—	—	—	—	2,946
Number of shares outstanding February 29, 2020						418,415
March 29, 2020	Conversion	—	2,568	—	2,568	21,400
March 30, 2020	Conversion	742	—	500	1,242	20,700
March 31, 2020	Conversion	—	1,013	—	1,013	21,100
April 3, 2020	Conversion	—	936	—	936	19,500
April 6, 2020	Conversion	868	—	500	1,368	22,800
April 7, 2020	Conversion	—	1,186	—	1,186	24,700
April 7, 2020	Conversion	1,500	—	500	2,000	25,000
April 8, 2020	Conversion	—	1,104	—	1,104	23,000
April 13, 2020	Conversion	—	1,474	—	1,474	30,700
April 14, 2020	Conversion	—	1,272	—	1,272	26,500
April 16, 2020	Conversion	1,456	—	500	1,956	32,600
April 17, 2020	Conversion	—	1,613	—	1,613	33,600
April 20, 2020	Conversion	—	1,776	—	1,776	37,000
April 20, 2020	Conversion	1,200	—	500	1,700	23,611
April 21, 2020	Conversion	—	1,448	—	1,448	31,000
April 23, 2020	Conversion	—	1,773	—	1,773	38,500
April 24, 2020	Conversion	—	1,392	—	1,392	43,500
April 24, 2020	Conversion	1,941	—	500	2,441	42,420
April 27, 2020	Conversion	—	1,469	—	1,469	45,900
April 28, 2020	Conversion	—	781	—	781	24,400
April 28, 2020	Conversion	—	1,376	—	1,376	43,000
April 29, 2020	Conversion	2,400	—	500	2,900	48,333
April 30, 2020	Conversion	—	1,408	—	1,408	44,000
April 30, 2020	Conversion	2,225	—	500	2,725	54,500
May 1, 2020	Conversion	—	1,792	—	1,792	56,009
May 4, 2020	Conversion	—	1,728	—	1,728	54,000
May 4, 2020	Conversion	5,060	2,719	—	7,779	129,643

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
May 4, 2020	Conversion	2,724	—	500	3,224	71,640
May 5, 2020	Conversion	—	2,365	—	2,365	73,900
May 6, 2020	Conversion	3,750	—	500	4,250	78,703
May 7, 2020	Conversion	—	2,170	—	2,170	67,800
May 7, 2020	Conversion	2,640	—	500	3,140	78,500
May 8, 2020	Conversion	—	1,592	—	1,592	59,400
May 11, 2020	Conversion	1,843	—	500	2,343	90,100
May 12, 2020	Conversion	—	2,095	—	2,095	100,700
May 12, 2020	Conversion	1,910	—	500	2,410	95,000
May 12, 2020	Conversion	4,070	2,208	—	6,278	201,231
May 13, 2020	Conversion	—	2,413	—	2,413	116,000
May 14, 2020	Conversion	—	1,936	—	1,936	94,000
May 14, 2020	Conversion	2,698	—	500	3,198	123,000
May 14, 2020	Conversion	3,300	—	500	3,800	121,794
May 15, 2020	Conversion	—	1,764	—	1,764	98,000
May 15, 2020	Conversion	4,510	2,416	—	6,926	232,206
May 18, 2020	Conversion	—	2,728	—	2,728	155,000
May 19, 2020	Conversion	—	2,546	—	2,546	148,000
May 19, 2020	Conversion	3,108	—	500	3,608	164,000
May 19, 2020	Conversion	3,108	—	500	3,608	164,000
May 19, 2020	Conversion	2,450	—	500	2,950	121,399
May 20, 2020	Conversion	—	2,477	—	2,477	144,000
May 21, 2020	Conversion	—	3,560	—	3,560	207,000
May 22, 2020	Conversion	3,600	—	500	4,100	210,000
May 22, 2020	Conversion	5,665	3,112	—	8,777	416,744
May 25, 2020	Conversion	3,238	—	500	3,738	230,000
May 26, 2020	Conversion	—	3,120	—	3,120	240,000
May 27, 2020	Conversion	—	2,280	—	2,280	190,000
May 28, 2020	Conversion	—	2,148	—	2,148	179,000
May 28, 2020	Conversion	6,050	3,347	—	9,397	522,072
May 28, 2020	Rounding shares	—	—	—	—	9
May 29, 2020	Conversion	4,000	—	500	4,500	257,731
June 1, 2020	Conversion	—	2,367	—	2,367	202,000
June 1, 2020	Conversion	4,380	—	—	4,380	300,000
June 1, 2020	Conversion	8,680	—	—	8,680	620,000
June 3, 2020	Conversion	—	3,427	—	3,427	357,000
June 4, 2020	Conversion	4,372	—	500	4,872	435,000
June 4, 2020	Conversion	—	2,554	—	2,554	285,000
June 3, 2020	Conversion	7,095	3,954	—	11,049	754,703
June 4, 2020	Conversion	9,744	—	—	9,744	870,000
June 5, 2020	Conversion	—	3,916	—	3,916	445,000
June 8, 2020	Conversion	4,770	—	—	4,770	530,000
June 8, 2020	Conversion	—	2,980	—	2,980	487,000
June 8, 2020	Conversion	6,600	3,700	—	10,300	1,122,004
June 9, 2020	Conversion	3,593	—	500	4,093	535,000
June 10, 2020	Conversion	4,396	—	500	4,896	640,000
June 10, 2020	Conversion	—	2,472	—	2,472	404,000
June 11, 2020	Conversion	—	2,935	—	2,935	587,000
June 11, 2020	Conversion	4,320	—	—	4,320	720,000
June 12, 2020	Conversion	6,600	3,718	—	10,318	1,433,000
June 15, 2020	Conversion	—	3,126	—	3,126	704,000
June 15, 2020	Conversion	9,435	—	—	9,435	1,700,000
June 15, 2020	Conversion	4,218	—	500	4,718	850,000
June 17, 2020	Conversion	—	3,135	—	3,135	825,000

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
June 17, 2020	Conversion	4,750	—	—	4,750	1,000,000
June 17, 2020	Conversion	5,830	3,303	—	9,133	1,902,773
June 18, 2020	Conversion	—	2,608	—	2,608	815,000
June 18, 2020	Conversion	4,300	—	500	4,800	1,200,000
June 19, 2020	Conversion	3,500	—	500	4,000	1,000,000
June 19, 2020	Conversion	—	2,797	—	2,797	874,000
June 19, 2020	Conversion	6,490	3,686	—	10,176	2,119,985
June 22, 2020	Conversion	—	4,627	—	4,627	1,446,000
June 22, 2020	Conversion	6,930	3,950	—	10,880	2,266,600
June 23, 2020	Conversion	—	5,120	—	5,120	1,600,000
June 22, 2020	Conversion	10,000	—	—	10,000	2,500,000
June 23, 2020	Conversion	6,100	—	500	6,600	1,650,000
June 23, 2020	Conversion	10,120	5,775	—	15,895	3,311,362
June 23, 2020	Conversion	2,488	—	500	2,988	747,000
June 24, 2020	Conversion	8,400	—	—	8,400	2,100,000
June 24, 2020	Conversion	17,200	—	—	17,200	4,300,000
June 24, 2020	Conversion	10,120	5,781	—	15,901	3,312,766
June 24, 2020	Conversion	1,150	—	500	1,650	343,750
June 25, 2020	Conversion	—	7,040	—	7,040	2,200,000
June 25, 2020	Conversion	10,300	—	500	10,800	2,700,000
June 25, 2020	Conversion	11,275	6,448	—	17,723	3,692,421
June 26, 2020	Conversion	—	6,400	—	6,400	2,000,000
June 29, 1930	Conversion	12,800	—	—	12,800	3,200,000
June 29, 2020	Conversion	3,355	485	—	3,840	1,200,000
June 30, 2020	Conversion	4,841	119	—	4,960	1,550,000
June 29, 2020	Conversion	13,000	861	—	13,861	2,887,685
July 1, 2020	Conversion	12,980	—	500	13,480	3,370,000
July 1, 2020	Conversion	22,800	—	—	22,800	5,700,000
July 1, 2020	Conversion	12,485	7,191	—	19,676	4,099,085
July 1, 2020	Conversion	5,222	116	—	5,338	1,668,000
July 2, 2020	Conversion	7,248	112	—	7,360	2,300,000
July 6, 2020	Conversion	16,088	—	—	16,088	4,021,875
July 1, 2020	Conversion	13,250	861	—	14,111	2,945,058
July 6, 2020	Conversion	17,600	10,195	—	27,795	5,790,666
July 7, 2020	Conversion	7,462	538	—	8,000	2,500,000
July 8, 2020	Conversion	6,297	103	—	6,400	2,000,000
July 9, 2020	Conversion	18,150	10,550	—	28,700	5,979,187
July 9, 2020	Conversion	20,000	—	—	20,000	5,000,000
July 10, 2020	Conversion	9,403	197	—	9,600	3,000,000
July 14, 2020	Conversion	—	10,240	—	10,240	3,200,000
July 14, 2020	Conversion	12,000	—	—	12,000	3,000,000
July 14, 2020	Conversion	9,230	370	—	9,600	3,000,000
July 14, 2020	Conversion	12,114	7,082	—	19,196	3,999,234
July 14, 2020	Conversion	24,000	—	—	24,000	6,000,000
July 14, 2020	Conversion	—	12,800	—	12,800	4,000,000
July 16, 2020	Conversion	22,611	13,782	—	36,392	7,581,749
July 17, 2020	Conversion	33,000	18,736	—	51,736	10,645,130
July 20, 2020	Conversion	—	1,600	—	1,600	500,000
July 20, 2020	Conversion	32,000	—	—	32,000	8,000,000
July 20, 2020	Conversion	28,600	16,249	—	44,849	9,237,550
July 20, 2020	Conversion	—	10,560	—	10,560	3,300,000
July 21, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 22, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 22, 2020	Conversion	—	24,000	—	24,000	7,500,000

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
July 23, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 24, 2020	Conversion	—	6,400	—	6,400	2,000,000
July 24, 2020	Conversion	9,000	—	—	9,000	2,000,000
July 24, 2020	Conversion	27,500	15,741	—	43,241	6,863,668
July 27, 2020	Conversion	16,018	182	—	16,200	5,000,000
July 27, 2020	Conversion	—	22,680	—	22,680	7,000,000
July 28, 2020	Conversion	9,150	50	—	9,200	2,500,000
July 29, 2020	Conversion	50,032	7,700	—	57,732	9,785,085
July 29, 2020	Conversion	10,456	44	—	10,500	2,500,000
July 29, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 29, 2020	Conversion	27,500	15,833	—	43,333	6,878,219
July 30, 2020	Conversion	10,463	37	—	10,500	2,500,000
July 30, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 30, 2020	Conversion	57,750	—	—	57,750	11,000,000
July 30, 2020	Conversion	12,570	30	—	12,600	3,000,000
July 31, 2020	Conversion	—	29,400	—	29,400	7,000,000
July 31, 2020	Conversion	23,100	13,330	—	36,430	7,019,333
July 31, 2020	Conversion	6,734	66	—	6,800	2,000,000
August 3, 2020	Conversion	43,500	—	—	43,500	10,000,000
August 3, 2020	Conversion	—	29,400	—	29,400	7,000,000
August 3, 2020	Conversion	—	8,500	—	8,500	2,500,000
August 4, 2020	Conversion	17,985	10,427	—	28,412	5,474,293
August 4, 2020	Conversion		5,800	—	5,800	2,500,000
August 5, 2020	Conversion	27,500	13,979	—	41,479	8,837,286
August 6, 2020	Conversion	33,741	18,759	—	52,500	12,500,000
August 6, 2020	Conversion	—	17,000	—	17,000	5,000,000
August 10, 2020	Conversion	43,294	953	—	44,247	15,000,000
August 11, 2020	Conversion	25,850	15,107	—	40,957	17,065,350
August 11, 2020	Conversion	12,533	10,000	—	22,533	11,268,750
August 12, 2020	Conversion	8,965	5,245	—	14,210	5,920,900
August 14, 2020	Conversion	27,500	15,510	—	43,010	17,920,835
August 14, 2020	Conversion	16,000	—	—	16,000	8,000,000
August 17, 2020	Conversion	—	12,000	—	12,000	6,000,000
August 19, 2020	Conversion	—	12,000	—	12,000	6,000,000
August 19, 2020	Conversion	26,510	15,040	—	41,550	17,312,501
August 27, 2020	Conversion	25,441	10,000	500	35,941	17,970,625
August 28, 2020	Conversion	41,000	—	—	41,000	20,000,000
August 28, 2020	Conversion	38,500	21,894	—	60,394	25,164,027
August 31, 2020	Conversion	39,500	—	500	40,000	20,000,000
September 3, 2020	Conversion	44,990	25,974	—	70,964	29,568,429
September 4, 2020	Conversion	48,100	—	500	48,600	27,000,000
September 10, 2020	Conversion	44,000	19,046	—	63,046	29,188,067
September 14, 2020	Conversion	36,000	—	—	36,000	20,000,000
September 16, 2020	Conversion	36,300	15,858	—	52,158	28,976,854
September 17, 2020	Conversion	30,000	—	—	30,000	20,000,000
September 21, 2020	Conversion	29,700	13,074	—	42,774	35,645,000
September 22, 2020	Conversion	33,500	—	500	34,000	34,000,000
September 22, 2020	Conversion	20,000	—	—	20,000	20,000,000
September 25, 2020	Conversion	27,500	12,179	—	39,679	38,900,867
September 28, 2020	Conversion	21,000	—	—	21,000	30,000,000
September 28, 2020	Conversion	6,850	—	500	7,350	15,000,000
September 29, 2020	Conversion	23,300	—	500	23,800	34,000,000
September 30, 2020	Conversion	27,500	12,410	—	39,910	47,511,901
October 5, 2020	Conversion	27,500	11,991	—	39,491	50,630,340

Date	Transaction (*)	Principal Converted	Interest Converted	Fees Converted	Total Amount Converted	Shares Issued**
October 5, 2020	Conversion	17,500	—	—	17,500	25,925,926
October 6, 2020	Conversion	5,881	9,360	500	15,741	24,217,169
October 6, 2020	Conversion	6,780	—	500	7,280	16,000,000
October 8, 2020	Conversion	33,000	14,762	—	47,762	61,233,329
October 12, 2020	Conversion	27,500	12,375	—	39,875	66,458,333
October 15, 2020	Conversion	41,800	26,711	—	68,511	114,185,778
October 15, 2020	Conversion	6,500	—	500	7,000	20,000,000
October 21, 2020	Conversion	22,000	10,032	—	32,032	53,386,667
October 26, 2020	Conversion	10,000	5,000	—	15,000	25,000,000
October 29, 2020	Conversion	44,000	20,298	—	64,298	107,164,443
October 29, 2020	Conversion	27,500	14,000	—	41,500	69,166,666
November 2, 2020	Conversion	2,500	142	—	2,642	4,403,700
November 9, 2020	Conversion	38,500	18,044	—	56,544	94,239,448
November 17, 2020	Conversion	38,500	25,450	—	63,950	106,582,783
November 24, 2020	Conversion	40,040	26,655	—	66,695	111,157,519
December 1, 2020	Conversion	44,660	29,938	—	74,598	124,330,726
December 3, 2020	Conversion	38,170	22,938	—	61,108	101,847,067
December 10, 2020	Conversion	78,650	47,584	—	126,234	210,390,074
December 28, 2020	Warrants	—	—	—	1,190	119,000,000
January 1, 2021	Warrants	—	—	—	1,250	125,000,000
January 21, 2021	Warrants	—	—	—	736	73,650,793
January 14, 2021	Warrants	—	—	—	1,300	130,000,000
January 20, 2021	Warrants	—	—	—	323	32,338,030
January 20, 2021	Warrants	—	—	—	1,280	127,992,278
February 3, 2021	Fees	—	—	—	—	5,000,000
February 10, 2021	Warrants	—	—	—	—	75,000,000
February 16, 2021	Warrants	—	—	—	—	14,268,324
February 16, 2021	Warrants	—	—	—	—	130,000,000
February 19, 2021	Conversion	82,500	27,530	—	110,030	4,075,191
February 23, 2021	Warrants	—	—	—	—	42,189,696
February 26, 2021	Warrants	—	—	—	—	24,771,271
Number of shares outstanding February 28, 2021						3,229,426,884

Date	Transaction	Consideration	Shares Issued
March 3, 2021	Conversion of Series F Preferred Shares	40 Series F shares converted	156,978,130
March 23, 2021	Conversion of Series F Preferred Shares	18 Series F shares converted	74,652,380
April 8, 2021	Conversion of Series F Preferred Shares	20 Series F shares converted	84,715,488
June 3, 2021	Exercise of warrants	Cashless exercise of 188,000,000 warrants	182,000,000
June 15, 2021	Exercise of warrants	Cashless exercise of 11,000,000 warrants	9,975,508
June 15, 2021	Debt exchange	$2,545,900 in debt exchanged for common shares	39,167,693
June 15, 2021	Debt Exchange	$5,000,875 in debt exchanged for common shares	76,936,539
July 21, 2021	Exercise of warrants	Cashless exercise of 112,000,000 warrants	108,276,053
July 26, 2021	Common stock issued at previous day bid price per note conversion agreement	Convert a note payable including $275,000 of principal, $16,955 of interest, and $1,750 of fees	10,859,436
August 5, 2021	Common stock issued at previous day bid price per note conversion agreement	Convert a note payable including $550,000 of principal, and $55,000 of interest	20,183,000
October 19, 2021	Exercise of warrants	Cashless exercise of 52,985,075 warrants	50,000,000

October 27, 2021	Exercise of warrants	Cashless exercise of 47,014,925 warrants	44,770,776
March 1, 2021-February 28, 2022	Other registered sales	Various prices	645,168,473
	Number of shares outstanding February 28, 2022*****		4,733,110,360

Date	Transaction	Consideration	Shares Issued
July 11, 2022	Exercise of warrants	Cashless exercise of 8,250,000 warrants	1,688,178
July 21, 2022	Exercise of warrants	Cashless exercise of 53,128,210 warrants	8,000,001
August 31, 2022	Cancellation of common stock	Pursuant to an SEC enforcement action against a lender	(17,116,894)
February 10, 2023	Exercise of warrants	Cashless exercise of 47,000,000 warrants	35,618,378
February 28, 2023	Common stock issued as penalty pursuant to share purchase agreement	Corresponding adjustment to paid in capital	17,500,000
March 1, 2022-February 28, 2023	Other registered sales	Various prices	1,057,841,576
	Number of shares outstanding February 28, 2023*****		5,836,641,599

Date	Transaction	Consideration	Shares Issued
June 2, 2023	Common stock issued for services	Shares having a fair value of $109,200	2,100,000
July 24, 2023	Common stock issued for services	Shares having a fair value of $118,400	10,000,000
July 24, 2023	Common stock issued for services	Shares having a fair value of $44,460	6,500,000
March 1, 2023-February 29, 2024	Other registered sales	Various prices	3,383,509,359
	Number of shares outstanding February 29, 2024		9,238,750,958

Date	Transaction	Consideration	Shares Issued
August 8, 2024	Debt exchange	$200,000 in debt exchanged for common shares	57,142,857
December 16, 2024	Debt exchange	$200,000 in debt exchanged for common shares	79,923,076
February 11, 2025	Debt exchange	$162,000 in debt exchanged for common shares	60,000,000
March 1, 2024-February 28, 2025	Other registered sales	Various prices	4,979,636,877
	Number of shares outstanding February 28, 2025		14,412,453,768

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended February 28, 2025 or February 29, 2024.

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

Overview

AITX was incorporated in Florida on March 25, 2010. AITX reincorporated into Nevada on February 17, 2015. AITX’ fiscal year end is February 28 (February 29 during leap year). AITX is located at 10800 Galaxie Ave, Ferndale Michigan, 48220, and our telephone number is 877-767-6268.

Results of Operations

The following table shows our results of operations for the years ended February 28, 2025 and February 29, 2024. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Year Ended	Year Ended	Change
	February 28, 2025	February 29, 2024	Dollars	Percentage

Revenues	$6,130,886	$2,227,559	$3,903,327	175%
Gross profit	3,744,564	565,817	3,178,747	562%
Operating expenses	17,691,437	14,555,229	3,136,208	22%
Loss from operations	(13,946,873)	(13,989,412)	42,539	0%
Other income (expense), net	(4,988,719)	(6,719,304)	(1,300,527)	(26%)
Net loss	$(18,935,592)	$(20,708,716)	$(2,599,259)	9%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended	Year Ended	Change
	February 28, 2025	February 29, 2024	Dollars	Percentage
Device rental activities	$5,050,255	$1,626,207	$3,424,048	211%
Direct sales of goods and services	1,080,631	601,352	479,279	80%
	$6,130,886	$2,227,559	$3,903,327	175%

Revenue

Total revenue for the year ended February 28, 2025, was $6,130,886, which represented an increase of $3,903,327 or 175% compared to total revenue of $2,227,559 for the year ended February 29, 2024. Rental activities increased by $3,424,048 or 211%, as the Company continues to grow its product line and customer base. Direct sales grew by $479,279 or 80% driven by higher monitoring (RMC) revenue on new installations for the year ended February 28, 2025.

Gross profit

Total gross profit for the year ended February 28, 2025 was $3,744,564, which represented an increase of $3,178,747, compared to total gross profit of $1,096,457 for the year ended February 29, 2024. The increase is a result of the increase in revenues above, and gross profit % which was 61% for the year ended February 28, 2025 was also 25% for the prior year. The gross profit % increased as the increase in higher margin rental activities in the product mix, and overhead being allocated over a higher sales base. Also, in the prior year there was a higher inventory provision for the permanent impairment in value of two products that the Company discontinued in their current form. This resulted in an unusually low gross profit % for the year ended February 29, 2024.

Operating expenses

Operating expenses for the years ended February 28, 2025 and February 29, 2024 comprised of the following:

	Period		Change
	Year Ended February 28, 2025	Year Ended February 29, 2024	Dollars	Percentage

Research and development	$3,462,558	$3,446,285	$16,273	0%
General and administrative	13,599,009	9,957,380	3,601,629	36%
Depreciation and amortization	429,137	323,407	105,732	33%
Impairment on revenue earning devices	-	584,177	(548,177)	(100%)
Operating lease cost and rent	240,731	260,406	(19,675)	(8%)
(Gain) loss on disposal of fixed assets	-	(16,426)	16,426	(100%)
Operating expenses	$17,691,437	$14,555,229	$3,126,208	22%

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and amortization, operating lease and rent and a (gain) loss on disposal of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the years ended February 28, 2025 and February 29, 2024 were $17,691,437and $14,555,229, respectively. The overall $3,126,208 increase in operating expenses was primarily attributable to the following changes in operating expenses:

●	Research and development expenses increased by $16,273 as the Company continued to focus on current product development and improvements. The Company moved

●	General and administrative expenses increased by $3,601,629 primarily due to the following changes:

—	For the year ended February 28, 2025 stock based compensation to CEO in equity awards was $1,500,000 with a charge of $331,685 for the Employee Stock Option Plan (ESOP) all totaling $1,831,685 compared with stock based compensation to CEO in equity awards was $1,521,000 and a charge of $272,599 for the ESOP all totaling $1,793,599 for the year ended February 29, 2024. This represents an increase of $38,086 in stock based compensation. The stock based compensation for the CEO is payable in Series G and has been deferred until after a year.

—	Wages, salaries and payroll levies for the CEO increased by $1,500,000 in discretionary bonus charged, all of which is deferred compensation and will not be paid out this year. Base salary increased by $20,000.

—	Wages, salaries and payroll levies for the staff increased by $732,953 due to staff increases (6).

—	Commissions increased by $274,208 due to increased revenues.

—	Office expense increased by $45,157.

—	Insurance costs increased by $117,181 due to more employees and higher health insurance costs.

—	Repairs and maintenance increased by $137,901 due to repair of more active revenue earning devices in the field.

—	The remaining increases and offsetting decreases were distributed amongst other general and administrative accounts such as installation expense, dues and subscriptions, marketing, travel, and production supplies amongst others.

●	Operating lease cost and rent decreased by $19,675. There was a vehicle lease that expired during the current fiscal year.

●	Depreciation and amortization increased by $105,732 due to the increase in demo devices, computer equipment, warehouse equipment in fixed assets.

●	(Gain) loss on disposal of fixed assets decreased by $16,426 due to a vehicle disposal in 2024 that yielded a gain.

●	There was no impairment on revenue earning devices for the year ended February 28, 2025. Impairment on revenue earning devices was $584,177 for the year ending February 29,2024 due to the discontinuance of two products in their present form.

Other income (expense)

Other income (expense) consisted of interest expense and gain on settlement of debt. Other income (expense) during the years ended February 28, 2025 and February 29, 2024, was ($4,988,719) and ($6,719,304), respectively.

The change in other income (expense) was due to the following:

●	Interest expense decreased by $1,301,063. Amortization of debt discounts decreased by $2,112,829, and for the year ended February 28, 2025 was $271,234 compared with $2,384,163 for the year ended February 29, 2024. This decrease was due to many notes maturing in the prior year and being fully amortized. Interest expense was $4,188,866 for the year ended February 28, 2025, compared with $4,011,681 for the year ended February 28, 2024. This $177,195 increase was due to $350,000 of new notes this year and a full years interest on the prior year’s $1,750,000 new notes, many of which were issued in the last two quarters. Deferred variable payment obligation (DVPO) expense was $996,881 for the year ended February 28, 2025, compared with $362,200 for the year ended February 29, 2024. This $634,881 increase was a result of the large increase in revenues.

●	Gain on settlement of debt increased by $429,522 due to a write-off of accounts payable and vehicle loans that were greater than six years old during the current fiscal year.

The Company’s loss from operations for the year ended February 28, 2025 was $13,946,873 which represented an decrease in loss of $42,539 compared to a loss of $13,989,412 for the year ended February 29, 2024. The higher revenues and gross profit in 2024 were partially offset by higher operating expenses for the reasons set out above. Note that the Company had a net loss of $18,935,592 for the year ended February 28, 2025, as compared to net loss of $20,708,716 for the year ended February 29, 2024. This $1,773,124 change is mostly attributable to a decrease in amortization expense.

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

For the year ended February 28, 2025, the Company had negative cash flow from operating activities of $12,196,388. As of February 28, 2025 the Company has an accumulated deficit of $156,496,930 and negative working capital of $2,548,138. Management does not anticipate having positive cash flow from operations in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In September 2024, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period. There remains approximately $24 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways : growing revenues, through equity proceeds, and issuing non-convertible debt.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the period indicated:

	February 28, 2025	February 29, 2024

Current assets	$5,028,543	$3,616,566
Current liabilities	7,576,681	21,715,651
Working capital	$(2,548,138)	$(18,099,085)

As of February 28, 2025 and February 29, 2024, we had a cash balance of $865,975 and $$105,926, respectively.

Summary of Cash Flows

	Year Ended February 28, 2025	Year Ended February 29, 2024

Net cash used in operating activities	$(12,196,388)	$(12,951,743)
Net cash provided by (used in) investing activities	$(79,965)	$4,194
Net cash provided by financing activities	$13,036,402	$12,113,716

Net cash used in operating activities for the year ended February 28, 2025 was $12,196,388, which included a net loss of $18,935,592, non-cash activity such as the gain on settlement of debt of $468,262, amortization of debt discount of $271,234, stock based compensation of $1,831,685, reduction in right of use asset $119,151, accretion of lease liability $118,502, increase in related party accrued payroll and interest $71,927, inventory provision of ($494,000), bad debts expense $83,682, depreciation and amortization of $1,480,636 and change in operating assets and liabilities of $3,724,649.

Net cash provided by (used in) investing activities.

Net cash used in investing activities for the year ended February 28, 2025 was $79,965. This consisted of the purchase of fixed assets of ($23,724), purchase of trademarks of ($6,241) and purchase of investment of ($50,000).

Net cash provided by (used in) financing activities.

Net cash provided by financing activities was $13,036,402 for the year ended February 28, 2025. This consisted of share proceeds net of issuance costs of $12,702,010, proceeds from the issuance of Series B Preferred Shares of $278,000, proceeds from the issuance of Series C Preferred Shares of $278,580 and proceeds from loans payable $350,000 offset by repayments of loans payable of $183,000 and redemption of Series B Preferred Shares of ($389,188).

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

Significant Accounting Policies

Use of Estimates

In order to prepare financial statements in conformity with accounting principals generally accepted in the United States, management must make estimates, judgements and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value equity instruments used in debt settlements,amendments and extensions.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2025 and February 29, 2024, the Company had no deferred development costs.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
February 28, 2025
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$4,000,000	$—	$—	$4,000,000

February 29, 2024
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$2,500,000	$—	$—	$2,500,000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From October 31, 2019 through May 29, 2025, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and LJ Soldinger & Associates LLC (“LJ Soldinger”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 28, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; management is dominated by a single individual; use of the inappropriate methodology of allocating proceeds in certain debt transactions and the expensing timing of the related debt discount; use of inappropriate fair values in certain preferred stock issuances and settlements. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2025.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the year ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director Compensation

We reimburse our directors for all reasonable ordinary and necessary business-related expenses, but we did not pay any other director’s fees or any other cash compensation for services rendered as a director during the years ended February 28, 2025 and February 29, 2024 to any of the individuals serving on our Board during that period.

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

2025 AND 2024 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary or Fees ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Reinharz	2025	320,000	836,167	1,500,000	—	—	1,663,833	—	4,320,000
Chief Executive Officer, Chief Financial Officer, Secretary (1)	2024	300,000	461,233	1,521,000	—	—	538,767	—	2,821,000

Anthony Brenz	2025	200,408	—	—	—	—	—	—	200,408
Chief Financial Officer (1)	2024	188,813	1,000	—	17,975	—	—	1,200	208,988

(1)	Steven Reinharz was appointed Chief Executive Officer, Chief Financial Officer and Secretary on March 2, 2021.Mr.Reinharz ceased being Chief Financial Officer on June 24, 2021 and on that date appointed Anthony Brenz as Chief Financial Officer
(2)	Stock awards are payable in Series G and are included in long term liabilities as they will not be paid out in the current year.

Employment Agreements

On April 9, 2021 Mr. Reinharz entered into an employment agreement with the Company in connection with his service as Chief Executive Officer. The agreement began on April 9, 2021 and has a three-year term, renewable thereafter on an annual basis if neither party files a notice of termination 90 days prior to the term renewal date. The agreement provides for compensation of $240,000 base salary (to be reviewed annually by the Board of Directors) and bonuses to be granted at the discretion of the Board of Directors. The salary for the fiscal year ended February 28, 2025 was $320,000.

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

The fair value of the first two awards was obtained through the use of the Monte Carlo method was $69,350 with a charge to stock- based compensation and a corresponding charge to paid in capital. The fair value of the remaining rewards was determined by calculating the vesting amounts of each reward and then determining for each reporting period the requisite service rendered and applying that against the cash redemption value of the number of shares of Series G issuable for each tier in the agreement. For the period ended February 28, 2025 that amount totaled $0. For the period ended February 29, 2024 that amount totaled $1,521,000 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. For the period ended February 28, 2023 that amount totaled $499,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for Mr Brenz, our sole executive officers outstanding as of February 28, 2025:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Anthony Brenz	0	0	4,500,000	$0.02	Sept. 1, 2027	4,500,000	$12,825	0	0
Anthony Brenz	0	0	10,000,000	$0.02	Sept. 1, 2028	10,000,000	$28,500	0	0

On April 14, 2021, the Shareholders of Series E Preferred Stock and the Board of Directors of our Company (“Board”) approved and adopted the 2021 Incentive Stock Plan (the “2021 Plan”). On August 11, 2022 the Company amended the 2021 Plan increasing the maximum number of shares applicable to the 2021 Plan from 5,000,000 to 100,000,000. On August 14,2023 the Company further amended the plan increasing the maximum shares to 200,000,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At May 23, 2025, we had 16,747,453,768 shares of Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of May 20, 2025, and reflects:

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

	Amount and Nature of	Percent of
Name	Beneficial Ownership (1)	Common Stock (2)

Named Executive Officers and Directors:
Steven Reinharz (3)	56,330,224,025	75.58%
Anthony Brenz	0	0
Mark Folmer	0	0

All executive officers and directors as a group (3 persons)	56,330,224,025	75.58%

5% Shareholders:
Steven Reinharz	56,330,224,025	75.58%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of May 23, 2025 16,747,453,768 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 16,747,453,768 shares of the Company’s common stock issued and outstanding as of May 23, 2025.

(3)	Steve Reinharz is a director and the Company’s Chief Executive Officer, Chief Financial Officer and Secretary as well as the CEO of RAD and is the holder of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock. If Mr. Reinharz converted the 2,450 shares of the Company’s Series F Convertible Preferred Stock, he would receive 56,330,224,025 shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holders of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for its consideration.

For the years ended February 28, 2025, and February 29, 2024, the Company had net (advances) repayments of ($71,927) and $54,179, respectively, to its loan payable-related party. At February 28, 2025, the loan payable-related party was $329,365 and $257,438 at February 29, 2024. As of February 28, 2025, included in the balance due to the related party is $190,013 of deferred salary all of which bears interest at 12%. As of February 29, 2024, included in the balance due to the related party is $140,013 of deferred salary all of which bears interest at 12%. The accrued interest included at February 28, 2025, was $51,575 (February 29, 2024 - $32,468).

During the year ended February 28, 2025, the Company a net accrual of $1,663,833 in deferred compensation for the CEO. This would bring his annual bonus for the year ended February 28, 2025, to $2.5 million. For the fiscal year ended February 28, 2025, the Company paid out $836,167 to the CEO. During the year ended February 29, 2024, the Company accrued $538,767 in deferred compensation for the CEO. The Company had already recorded $461,233 in bonus compensation This was all in accordance with a December 2023 board action allowing for $1 million of discretionary compensation.

During the years ended February 28, 2025, and February 29, 2024, the Company accrued 1,500 Series G shares to be issued totaling $1,500,000 and 2,000 Series G preferred shares to be issued totaling $2,000,000, respectively, both per Company resolution. The Series G preferred shares are redeemable at $1,000 per share and will be issued by the Company at the appropriate time. The balance of Incentive Compensation Plan Payable at February 28, 2025, was $4,000,000 and the balance February 29, 2024, was $2,500,000.

During the years ended February 28, 2025, and February 29, 2024, the Company was charged $2,541,180 and $2,810,839, respectively in consulting fees for research and development to a company partially owned by a principal shareholder included in research and development expenses. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at both February 28, 2025, and February 29, 2024, the balance due to this company was $76,532.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 31, 2019 the Board of Directors of the Company approved and ratified the engagement (“Engagement”) of LJ Soldinger & Associates LLC (“LJ Soldinger”) as the Company’s new independent registered public accounting firm..

The following table shows the fees that were billed for the audit and other services provided by LJ Soldinger for the fiscal years ended February 28, 2025 and February 29, 2024.

2025
Audit Fees	$240,100
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$240,100

2024
Audit Fees	$422,540
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$422,540

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: May 29, 2025	By:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer

Date: May 29, 2025	By:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Reinharz	President, Chief Executive Officer and Director (principal executive officer)	May 29, 2025
Steven Reinharz

/s/ Anthony Brenz	Chief Financial Officer (principal financial and accounting officer)	May 29, 2025
Anthony Brenz

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(FORMERLY ON THE MOVE SYSTEMS CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Artificial Intelligence Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artificial Intelligence Technology Solutions, Inc. and its subsidiaries (the “Company”) as of February 28, 2025 and February 29, 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended February 28, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025, and February 29, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had negative cash flow from operating activities of approximately $12.2 million, an accumulated deficit of approximately $156.5 million and negative working capital of approximately $2.5 million as of and for the year ended February 28, 2025, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deer Park, Illinois

PCAOB ID: 318

May 29, 2025

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2025	February 29, 2024
ASSETS
Current assets:
Cash	$865,975	$105,926
Accounts receivable, net	1,367,331	756,084
Share proceeds receivable	418,669	—
Device parts inventory, net	1,583,726	2,131,599
Prepaid expenses and deposits	792,842	622,957
Total current assets	5,028,543	3,616,566
Operating lease asset	1,010,545	1,139,188
Revenue earning devices, net of accumulated depreciation of $2,292,172 and 952,844, respectively	4,539,180	2,480,002
Fixed assets, net of accumulated depreciation of $491,186 and $349,878, respectively	258,328	268,075
Trademarks	33,321	27,080
Investment at cost	100,000	50,000
Security deposit	15,880	15,880
Total assets	$10,985,797	$7,596,791
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,121,871	$2,034,301
Customer deposits	91,578	73,702
Current operating lease liability	197,349	237,653
Current portion of deferred variable payment obligation	1,901,258	904,377
Loan payable - related party	329,365	257,438
Deferred compensation for CEO	2,202,600	538,767
Current portion of loans payable, net of discount of $0 and $688,598	519,105	13,190,882
Vehicle loan - current portion	—	38,522
Current portion of accrued interest payable	213,555	4,440,009
Total current liabilities	7,576,681	21,715,651
Non-current operating lease liability	810,513	889,360
Loans payable, net of discount of $360,163 and $4,118,332, respectively	31,922,078	14,798,532
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	4,000,000	2,500,000
Accrued interest payable	13,680,453	5,367,805
Total liabilities	60,514,725	47,796,348

Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly,$1,200 stated value, 5,000 shares authorized, no shares issued and outstanding at February 28, 2025 and February 29, 2024, respectively	—	—
Series C Convertible, Redeemable Preferred Stock . $0.001 par value; $1,200 stated value, redeemable at 109.5% , 12% dividend, 1,000 shares authorized , 306 and 0 shares issued and outstanding at February 28, 2025 and February 29, 2024, respectively	402,084	—

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,534,000 shares authorized; no shares issued and outstanding at February 28, 2025 and February 29, 2024, respectively	—	—

Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at February 28, 2025 and February 29, 2024, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,513 and 2,533 shares issued and outstanding, respectively	2,513	2,533

Common Stock, $0.00001 par value; 20,000,000,000 shares authorized 14,412,453,768 and 9,238,750,958 shares issued, issuable and outstanding, respectively	144,125	92,388
Additional paid-in capital	106,316,844	92,565,513
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(156,496,930)	(132,962,427)
Total stockholders’ deficit	(49,931,012)	(40,199,557)
Total liabilities and stockholders’ deficit	$10,985,797	$7,596,791

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2025	Year Ended February 29, 2024

Revenues	$6,130,886	$2,227,559

Cost of goods sold	1,334,824	1,131,102
Depreciation and Amortization	1,051,498	530,640
Total Cost of Goods Sold	2,386,322	1,661,742

Gross Profit	3,744,564	565,817

Operating expenses:
Research and development (note 9)	3,462,558	3,446,285
General and administrative	13,559,009	9,957,380
Depreciation and amortization	429,139	323,407
Impairment on revenue earning devices	—	584,177
Operating lease cost and rent	240,731	260,406
Gain loss on disposal of fixed assets	—	(16,426)
Total operating expenses	17,691,437	14,555,229

Loss from operations	(13,946,873)	(13,989,412)

Other income (expense), net:
Interest expense	(5,456,981)	(6,758,044)
Gain on settlement of debt	468,262	38,740
Total other income (expense), net	(4,988,719)	(6,719,304)

Net Loss	$(18,935,592)	$(20,708,716)

Net loss per share - basic	$(0.00)	$(0.00)

Net loss per share - diluted	$(0.00)	$(0.00)

Weighted average common share outstanding – basic and diluted	11,647,673,315	7,080,914,317

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Series E		Series F		Series G				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2023	3,350,000	3,350	2,533	101,619	—	$—	5,848,741,599	$58,489	$80,247,252	$(112,253,711)	$(31,843,001)

Issuance of shares net of $457,060 issuance costs	—	—	—	—	—	—	3,383,509,359	33,834	10,792,061	—	10,825,895

Relative fair value of Series F warrants issued with debt	—	—	—	—	—	—	—	—	1,209,206	—	1,209,206
Shares issued for services	—	—	—	—	—	—	6,500,000	65	44,395	—	44,460
Stock based compensation - employee stock option plan	—	—	—	—	—	—	—	—	272,599	—	272,599
Net income	—	—	—	—	—	—	—	—	—	(20,708,716)	(20,708,716)
Balance at February 29, 2024	3,350,000	$3,350	2,533	$101,619	—	$—	9,238,750,958	$92,388	$92,565,513	$(132,962,427)	$(40,199,557)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Temporary Equity		Shareholder’s Deficit
	Series B & C		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2024	—	—	3,350,000	$3,350	2,533	$101,619	9,238,750,958	$92,388	$92,565,513	$(132,962,427)	$(40,199,557)
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	—	—	—	—	—	—	—	—	—	(4,175,535)	(4,175,535)
Issuance of shares, net of $701,565 issuance costs	—	—	—	—	—	—	4,979,636,877	49,796	13,070,883	—	13,120,679
Debt exchanged for common stock	—	—	—	—	—	—	194,065,933	1,941	560,059	—	562,000
Series F Preferred Shares exchanged for debt	—	—	—	—	(20)	(20)	—	—	(65,793)	(334,187)	(400,000)
Issuance of Series B Preferred Shares	300	360,000	—	—	—	—	—	—	(82,000)	—	(82,000)
Series B Preferred Shares issued as commitment fee	20	24,000	—	—	—	—	—	—	(24,000)	—	(24,000)
Series B Preferred shares issued as dividend	4	5,188	—	—	—	—	—	—	(5,188)	—	(5,188)
Redemption of Series B Preferred shares	(324)	(389,188)	—	—	—	—	—	—	89,189	(89,189)	—
Issuance of Series C Preferred Shares	306	402,084	—	—	—	—	—	—	(123,504)	—	(123,504)
Stock based compensation	—	—	—	—	—	—	—	—	331,685	—	331,685
Net income	—	—	—	—	—	—	—	—	—	(18,935,592)	(18,935,592)
Balance at February 28, 2025	306	$402,084	3,350,000	$3,350	2,513	$101,599	14,412,453,768	$144,125	$106,316,844	$(156,496,930)	$(49,931,012)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2025	Year Ended February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,935,592)	$(20,708,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,480,636	854,047
Impairment on revenue earning devices	—	584,177
Inventory provision (recovery)	(494,000)	437,820
Gain on disposal of fixed assets	—	(16,426)
Bad debts expense	83,682	42,892
Reduction of right of use asset	119,151	120,131
Accretion of lease liability	118,502	130,020
Stock based compensation	1,831,685	1,793,599
Amortization of debt discounts	271,234	2,384,163
Gain on settlement of debt	(468,262)	(38,740)
Increase in related party accrued payroll and interest	71,927	105,101
Changes in operating assets and liabilities:
Accounts receivable	(694,929)	(533,952)
Prepaid expenses	(160,393)	(29,591)
Device parts inventory	(2,464,468)	(3,549,121)
Accounts payable and accrued expenses	505,068	1,294,286
Deferred compensation for CFO	1,663,833	—
Customer deposits	17,876	63,802
Operating lease liability payments	(225,413)	(233,147)
Current portion of deferred variable payment obligations for Payments	996,881	362,200
Accrued interest payable	4,086,194	3,985,712
Net cash used in operating activities	(12,196,388)	(12,951,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(23,724)	(22,165)
Purchase of trademarks	(6,241)	—
Purchase of investment (convertible note receivable)	(50,000)	—
Reimbursement of security deposit	—	5,359
Proceeds on disposal of fixed assets	—	21,000
Net cash used in investing activities	(79,965)	4,194

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	12,702,010	10,825,895
Proceeds on issuance of Series B Preferred Shares	278,000	—
Redemption of Series B Preferred Shares	(389,188)	—
Proceeds on issuance of Series C Preferred Shares	278,580	—
Net borrowings loan payable-related party	—	(54,179)
Proceeds from loans payable	350,000	1,750,000
Repayment of loans payable	(183,000)	(408,000)
Net cash provided by financing activities	13,036,402	12,113,716

Net change in cash	760,049	(833,833)

Cash, beginning of period	105,926	939,759

Cash, end of period	$865,975	$105,926

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$94,517	$17,726
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	$4,175,535	$—
Right of use asset for lease liability	$—	$47,934
Transfer from device parts inventory to fixed assets	$3,506,341	$2,291,421
Proceeds of fixed asset disposition to loan payable, related party	$—	$21,000
Shares issued for services	$—	$44,460
Deferred compensation	$—	$538,767
Discount applied to face value of loans	$—	$200,000
Series F warrants issued along with debt	$—	$1,209,206
Exchange of Series F Preferred Shares for loans payable	$400,000	$—
Exchange of loans payable for common shares	$562,000	$—
Convertible note receivable exchanged for investment at cost	$50,000	$—
Dividend on Series B Preferred Shares paid in Series B Preferred Shares	$5,188	$—

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

For the year ended February 28, 2025, the Company had negative cash flow from operating activities of $12,196,388. As of February 28, 2025 the Company has an accumulated deficit of $156,496,930 and negative working capital of $2,548,138. Management does not anticipate having positive cash flow from operations in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In September 2024, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period. There remains approximately $24 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways : growing revenues ,through equity proceeds, and issuing non-convertible debt.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-K of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group, Inc, Robotic Assistance Devices Mobile, Inc., Robotic Assistance Devices Residential, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Loans Payable

At February 28, 2025 there were $32,801,345 loans payable, $28,581,506 or 87% of these loans to companies controlled by one individual. At February 29, 2024 there were $32,796,345 loans payable, $28,540,506 or 87% of these loans to companies controlled by one individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions which, at times, may exceed federally insured limits, and, to date has not experienced losses on any of its balances.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for credit losses. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $140,000 and $68,000 provided as of February 28, 2025 and February 29, 2024, respectively. For the year ended February 28, 2025, one customer accounts for 52% of total accounts receivable . For the year ended February 29, 2024, three customers account for 72% of total accounts receivable ..

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. At February 28, 2025 and at February 29, 2024 there was a valuation reserve of $465,000 and $959,000, respectively.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2025 and February 29, 2024, the Company had no deferred development costs.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.. For the year ended February 28, 2025, one customer accounted for 55% of total revenue and for the year ended February 29, 2024, three customers accounted for 56% of total revenue (see Note-3).

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
February 28, 2025
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$4,000,000	$—	$—	$4,000,000

February 29, 2024
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$2,500,000	$—	$—	$2,500,000

For the incentive compensation plan , the Company recorded stock based compensation of $0 and $1,521,000 for the years ended February 28, 2025 and February 29, 2024 with corresponding adjustments to incentive compensation plan payable.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is earned primarily from two sources: 1) direct sales of goods or services and 2) short-term rentals. Direct sales of goods or services are accounted for under Topic 606, , and short-term rentals are accounted for under Topic 842 (which addresses lease accounting and was adopted on March 1, 2019).

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended February 28, 2025	Year Ended February 29, 2024
Device rental activities	$5,050,255	$1,626,207
Direct sales of goods and services	1,080,631	601,352
	$6,130,886	$2,227,559

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

Below is a summary of our lease assets and liabilities at February 28, 2025 and February 29, 2024.

Leases	Classification	February 28, 2025	February 29, 2024
Assets
Operating	Operating Lease Assets	$1,010,545	$1,139,188
Liabilities
Current
Operating	Current Operating Lease Liability	$197,349	$237,653
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	810,513	889,360
Total lease liabilities		$1,007,862	$1,127,013

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating lease cost and rent was $240,731 and $260,406 for both the twelve months ended February 28, 2023 and February 29, 2024, respectively.

5. INVESTMENT

On December 23, 2022 the Company entered into a Simple Agreement for Future Equity (SAFE) contract to invest $50,000 to acquire shares of a company’s capital stock at a discount. On June 3, 2024 the Company acquired a $50,000 convertible note receivable from Nightingale Intelligent Systems, Inc., a private Delaware corporation that provides unmanned aerial vehicles (UAV) for commercial applications. On January 3, 2025 the Company exchanged it’s convertible note receivable for : 1,770,840 Series A preferred shares , 15,000 common shares and 165,000 common share warrants. On February 28, 2025, there was a 10 :1 split. The Company now holds 177,084 Series A preferred shares , 1,500 common shares and 16,500 common share warrants (at a strike price of $0.80/share). The Company values the investment at $50,000 at February 28, 2025.

6. REVENUE EARNING DEVICES

Revenue earning devices (RED) consisted of the following:

	February 28, 2025	February 29, 2024
Revenue earning devices	$6,831,352	$3,432,846
Less: Accumulated depreciation	(2,292,172)	(952,844)
	$4,539,180	$2,480,002

During the year ended February 28, 2025, the Company made total additions to revenue earning devices of $3,398,505 which were transferred from inventory. There was no permanent impairment on revenue earning services for the year ended February 28, 2025. During the year ended February 29, 2024, the Company made total additions to revenue earning devices of $2,166,081 which were transferred from inventory. The Company wrote- off assets with a value $748,243 and related accumulated depreciation $490,295 with a net book value of $257,948 as a permanent impairment on revenue devices along with finished goods inventory on assets not yet deployed of $326,180 for a total permanent impairment on revenue earning devices of $584,177.

Depreciation and amortization for the years ended February 28, 2025, and February 29, 2024, are as follows:

Depreciation and Amortization RED	Year Ended February 28, 2025	Year Ended February 29, 2024

Cost of Goods Sold	$1,051,498	$530,640
Operating expenses	287,830	132,660
Total Depreciation and Amortization RED	$1,339,328	$663,300

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. FIXED ASSETS

Fixed assets consisted of the following:

	February 28, 2025	February 29, 2024
Automobile	$74,237	$74,237
Demo devices	302,186	194,350
Tooling	107,020	107,020
Machinery and equipment	8,825	8,825
Computer equipment	157,448	150,389
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	36,305	19,639
Leasehold improvements	26,956	26,956
	749,514	617,953
Less: Accumulated depreciation	(491,186)	(349,878)
	$258,328	$268,075

During the year ended February 28, 2025, the Company made additions to fixed assets of $23,724 and also additions through inventory transfers of $107,836.

During the year ended February 29, 2024, the Company made additions to fixed assets of $22,165 and also additions through inventory transfers of $125,340 and the Company sold a vehicle having a net book value of $4,574 for fair value proceeds of $21,000 and recorded a gain on disposal of fixed assets of $16,426. The $21,000 proceeds were applied to loan payable -related party.

Depreciation and amortization for the years ended February 28, 2025, and February 29, 2024, are as follows:

Depreciation and Amortization	Year Ended February 28, 2025	Year Ended February 29, 2024

Fixed assets	$141,309	$190,747
Revenue earning devices	287,830	132,660
Total Depreciation and Amortization included in operating expenses	$429,139	$323,407

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

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments. As of March 1, 2021 as a result of the amendment with the first investor noted below. This aggregate asset disposition % was reduced from 43.77 % to 33.77%

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. As of February 28, 2025, the Company has accrued approximately $1,901,258 in Payments, of which $904,377 is in arrears. As of February 29, 2024, the Company has accrued approximately $904,377 in Payments, of which $542,176 is in arrears. No notices have been received by the Company.

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of February 28, 2025, and February 29, 2024, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the years ended February 28, 2025 and February 29, 2024, the Company has received $0 related to the deferred payment obligation as the balance remains $2,525,000 at both February 28, 2025 and February 29, 2024.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

For the years ended February 28, 2025, and February 29, 2024, the Company had net (advances) repayments of ($71,927) and $54,179, respectively, to its loan payable-related party. At February 28, 2025, the loan payable-related party was $329,365 and $257,438 at February 29, 2024. As of February 28, 2025, included in the balance due to the related party is $190,013 of deferred salary all of which bears interest at 12%. As of February 29, 2024, included in the balance due to the related party is $140,013 of deferred salary all of which bears interest at 12%. The accrued interest included at February 28, 2025, was $51,575 (February 29, 2024 - $32,468).

During the year ended February 28, 2025, the Company a net accrual of $1,663,833 in deferred compensation for the CEO. This would bring his annual bonus for the year ended February 28, 2025, to $2.5 million. For the fiscal year ended February 28, 2025, the Company paid out $836,167 to the CEO. During the year ended February 29, 2024, the Company accrued $538,767 in deferred compensation for the CEO. The Company had already recorded $461,233 in bonus compensation This was all in accordance with a December 2023 board action allowing for $1 million of discretionary compensation.

During the years ended February 28, 2025, and February 29, 2024, the Company accrued 1,500 Series G shares to be issued totaling $1,500,000 and 2,000 Series G preferred shares to be issued totaling $2,000,000, respectively, both per Company resolution. The Series G preferred shares are redeemable at $1,000 per share and will be issued by the Company at the appropriate time. The balance of Incentive Compensation Plan Payable at February 28, 2025, was $4,000,000 and the balance February 29, 2024, was $2,500,000.

During the years ended February 28, 2025, and February 29, 2024, the Company was charged $2,541,180 and $2,810,839, respectively in consulting fees for research and development to a company partially owned by a principal shareholder included in research and development expenses. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at both February 28, 2025, and February 29, 2024, the balance due to this company was $76,532.

10. OTHER DEBT – VEHICLE LOANS

In December 2016, RAD entered into a vehicle loan for $47,704 secured by the vehicle. The loan is repayable over 5 years maturing November 9, 2021, and repayable $1,019 per month including interest and principal. In November 2017, RAD entered into another vehicle loan secured by the vehicle for $47,661. The loan is repayable over 5 years, maturing October 24, 2022 and repayable at $923 per month including interest and principal. The principal repayments made were $0 for both the year ended February 28, 2022 and February 28, 2021. Regarding the second vehicle loan, the vehicle was returned at the end of fiscal 2019 and the car was subsequently sold by the lender for proceeds of $21,907 which went to reduce the outstanding balance of the loan. A loss of $3,257 was recorded as well. A balance of $21,578 remains on this vehicle loan at both February 28, 2023 and February 29, 2022. For the first vehicle loan, the vehicle was retired in 2020, the proceeds of the disposal of $18,766 was applied against the balance of the loan with a $5,515 gain on the remaining asset value of $13,251. A balance of $16,944 remains on this vehicle loan at both February 28, 2023 and February 28, 2022. As we received a legal opinion that collection on this debt is no longer enforceable we wrote off the remaining balances, with a gain on settlement of debt of $38,522. The remaining total balances of the amounts owed on the vehicle loans were $0 and $38,522 as of February 28, 2025 and February 29, 2024, respectively, of which all were classified as current.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. LOANS PAYABLE

Loans payable at February 28, 2025 consisted of the following:

Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1)*	$3,500	22%
December 10, 2020	March 1, 2027	Promissory note	(2)	3,921,168	12%
December 10, 2020	March 1, 2027	Promissory note	(3)	2,754,338	12%
December 10, 2020	December 10, 2024	Promissory note	(4)*	165,605	12%
December 14, 2020	March 1, 2027	Promissory note	(5)	310,375	12%
December 30, 2020	March 1, 2027	Promissory note	(6)	350,000	12%
January 1, 2021	March 1, 2027	Promissory note	(7)	25,000	12%
January 1, 2021	March 1, 2027	Promissory note	(8)	145,000	12%
January 14, 2021	March 1, 2027	Promissory note	(9)	388,000	12%
February 22, 2021	March 1, 2027	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2027	Promissory note	(11)	6,000,000	12%
June 8, 2021	June 8, 2027	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	3,740,360	7%
September 14, 2021	September 14, 2027	Promissory note	(14)	1,650,000	12%
July 28, 2022	March 1, 2027	Promissory note	(15)	170,000	15%
August 30, 2022	August 30,2027	Promissory note	(16)	3,000,000	15%
September 7, 2022	March 1, 2027	Promissory note	(17)	400,000	15%
September 8, 2022	March 1, 2027	Promissory note	(18)	475,000	15%
October 13, 2022	March 1, 2027	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 23	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
October 27, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
November 30, 2023	April 30, 2026	Purchase Agreement	(21)	203,000	35%
March 8, 2024	August 8, 2025	Purchase Agreement	(22)	350,000	35%
August 8, 2024	August 8, 2025	Exchange Agreement	(23)	-	12%
				$32,801,346

Less: current portion of loans payable				(519,105)
Less: discount on non-current loans payable				(360,162)
Non-current loans payable, net of discount				$31,922,078

Current portion of loans payable				$519,105
Less: discount on current portion of loans payable				-
Current portion of loans payable, net of discount				$519,105

*	In default

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $0.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $300,000 has been repaid during the year ended February 29, 2024. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.The maturity date was extended from December 10, 2023 to December 10, 2024 on February 29, 2024 and a fee of $22,958 was paid and charged to interest expense. The note is in default. No notices have been sent.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. On March 1, 2024, the unamortized relative fair value discount of $65,092 was removed with a corresponding adjustment to accumulated deficit. A $8,399 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the year ended February 28, 2025, the Company recorded amortization expense of $8,261, with an unamortized discount of $138 at February 28, 2025.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $80,284 was removed with a corresponding adjustment to accumulated deficit. A $10,559 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from January 14, 2024, to March 1, 2025, with all other terms and Conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the year ended February 28, 2025, the Company recorded amortization expense of $10,415, with an unamortized discount of $144 at February 28, 2025. On February 11, 2025, the Company repaid $162,000 through the issuance of 60,000,000 common shares.

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022, to February 22, 2024, on February 28, 2022, in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. On November 28, 2023, the parties extended the maturity date from February 22, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On March 1, 2024, the unamortized relative fair value discount of $497,614 was removed with a corresponding adjustment to accumulated deficit. A $55,585 unamortized discount remained. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the year ended February 28, 2025, the Company recorded amortization expense of $54,885, with an unamortized discount of $700 at February 28, 2025.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized. This note was again extended to March 1, 2025. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note was extended to June 8, 2025. On March 1, 2024, the unamortized relative fair value discount of $33,547 was removed with a corresponding adjustment to accumulated deficit. A $4,121 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $3,157, with an unamortized discount of $964 at February 28, 2025. On April 16, 2025, the parties again extended the maturity date from June 8, 2025, to June 8, 2027, with all other terms and conditions remaining the same.

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. For the year ended February 28, 2025, there were repayments of $36,000.

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $572,549 was removed with a corresponding adjustment to accumulated deficit. A $66,846 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $41,665, with an unamortized discount of $25,181 at February 28, 2025. This note was extended to September 14, 2025. On April 16, 2025, the parties again extended the maturity date from September 14, 2025, to September 14, 2027, with all other terms and conditions remaining the same.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from July 28, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. On March 1, 2024, the unamortized relative fair value discount of $11,535 was removed with a corresponding adjustment to accumulated deficit. This note has been fully amortized. This note was extended to August 30, 2025. On April 16, 2025, the parties again extended the maturity date from August 30, 2025, to August 30, 2027, with all other terms and conditions remaining the same.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 7, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 8, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(19)

Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from October 13, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(20)	On October 28, 2022, the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At February 29, 2024 the Company has issued all 10 tranches totaling $ 4,000,000 as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. On March 1, 2024, the unamortized relative fair value discount of $286,775 was removed with a corresponding adjustment to accumulated deficit. A $47,892 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $14,981, with an unamortized discount of $32,911 at February 28, 2025.

(20)	November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants having a relative fair value of $299,750. On March 1, 2024, the unamortized relative fair value discount of $288,513 was removed with a corresponding adjustment to accumulated deficit. A $48,126 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $15,050, with an unamortized discount of $33,076 at February 28, 2025.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. On March 1, 2024, the unamortized relative fair value discount of $291,694 was removed with a corresponding adjustment to accumulated deficit. A $48,290 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $15,098, with an unamortized discount of $33,192 at February 28, 2025.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $287,814 was removed with a corresponding adjustment to accumulated deficit. A $47,976 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $15,005, with an unamortized discount of $32,971 at February 28, 2025.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $286,813 was removed with a corresponding adjustment to accumulated deficit. A $48,124 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $15,048, with an unamortized discount of $33,076 at February 28, 2025.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $288,342 was removed with a corresponding adjustment to accumulated deficit. A $48,294 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $15,095, with an unamortized discount of $33,195 at February 28, 2025.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. On March 1, 2024, the unamortized relative fair value discount of $286,821 was removed with a corresponding adjustment to accumulated deficit. A $48,409 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $15,132, with an unamortized discount of $33,277 at February 28, 2025.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. On March 1, 2024, the unamortized relative fair value discount of $294,824 was removed with a corresponding adjustment to accumulated deficit. A $48,777 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $15,241, with an unamortized discount of $33,536 at February 28, 2025.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. On March 1, 2024, the unamortized relative fair value discount of $348,831 was removed with a corresponding adjustment to accumulated deficit. A $49,978 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $15,994, with an unamortized discount of $33,384 at February 28, 2025.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. On March 1, 2024, the unamortized relative fair value discount of $254,487 was removed with a corresponding adjustment to accumulated deficit. A $48,611 unamortized discount remained. For the year ended February 28, 2025, the Company recorded amortization expense of $15,193, with an unamortized discount of $33,418 at February 28, 2025.

(21)	On November 30, 2023, the Company entered into an agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on April 30,2024 through to April 30, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment. The Company has repaid $147,000 and $53,000 in accrued interest in July to account for the missed April through to August 2024 payments in agreement with the lender. The Company have missed the subsequent monthly payments. On April 16, 2025, the parties again extended the maturity date from April 30, 2025, to April 30, 2026, with all other terms and conditions remaining the same.

(22)	On March 8, 2024, the Company entered into another agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on August 8, 2024 through to August 80, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after- acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment. The August 2024 through to May 2025 payments have not been made but will be resolved with the lender. No notices have been sent.

(23)	On August 8, 2024, a Series F preferred shareholder exchanged 20 Series F the preferred shares for a $400,000 note payable. On August 22, 2024 the lender exchanged $200,000 of note principal for 57,142,857 common shares. The common shares were issued in September 2024. On December 16, 2024 the lender exchanged the remaining $200,000 of note principal for 76,923,076 common shares. The note has been fully repaid.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series C Convertible, Redeemable Preferred Stock

The board of directors has designated 1,000 shares of Series C Convertible, Redeemable Preferred Stock with a par value of $0.001 per share. As of the date of this report, there are 306 shares of Series C Preferred Stock outstanding. The Series C Convertible Preferred Stock are redeemable at $1,200 per share, rank in priority to common stock and common stock equivalents upon liquidation of the Company, have voting rights on a converted basis and receives quarterly dividends of 12%. Each holder may, after 180 days after issuance, at any time and from time to time convert all, but not less than all, of their shares of Series C Convertible, Redeemable Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by dividing the redemption value by the Conversion Price. The Conversion price is equal to the lower of (1) a fixed price equaling the closing bid price of the Common Stock on the trading day immediately preceding the date of the acquisition of the shares and (2) the lowest traded price of the Common Stock during the ten (10) calendar days immediately preceding, but not including, the Conversion Date. Following an event of default,” as defined in the Purchase Agreement, the Conversion price shall equal the lower of: (a) the then applicable Conversion Price; or (b) a price per share equaling eighty five percent (90%) of the lowest traded price for the Company’s common stock during the fifteen (10) Trading Days immediately preceding, but not including, the Conversion Date. Each share of Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of twelve percent (12%) per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company. Any dividends that are not paid a shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 14% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the dividend payment date through and including the date of actual payment in full. On the one hundred eightieth day following the issue date of this Preferred Stock the Company shall have the obligation to redeem all outstanding Series Preferred Shares for one hundred nine and one half percent (109.5%) of the stated value, plus any accrued but unpaid dividends, plus all other amounts due to the Holder pursuant to the Certificate of Designation and/or any Transaction Documents (“Redemption Date”). Prior to the Redemption Date, the Company at its discretion and on three (3) Trading Days’ written notice, may redeem all outstanding Preferred Shares for one hundred nine and one half percent (109.5%) of the stated value, plus any accrued but unpaid dividends, plus all other amounts due to the Holder pursuant to the Certificate of Designation and/or any Transaction Documents.

From the date of issuance until the date no shares of Series C Preferred Stock are issued and outstanding, unless Holders of at least 75% in Stated Value of the then outstanding shares of Preferred Stock shall have otherwise given prior written consent, the Corporation shall not, and shall not permit any of the Subsidiaries to, directly or indirectly: (a) other than Permitted Indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom; (b) other than Permitted Liens, enter into, create, incur, assume or suffer to exist any Liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom; (c) amend its charter documents, including, without limitation, its articles of incorporation and bylaws, in any manner that materially and adversely affects any rights of the Holder; (d) repay, repurchase or offer to repay, repurchase or otherwise acquire of any shares of its Common Stock, Common Stock Equivalents or Junior Securities, other than as to the Conversion Shares as permitted or required under the Transaction Documents: (e) pay cash dividends or distributions on Junior Securities of the Corporation; f) enter into any transaction with any Affiliate of the Corporation which would be required to be disclosed in any public filing with the Commission, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Corporation (even if less than a quorum otherwise required for board approval); or(g) enter into any agreement with respect to any of the foregoing.

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

Series F Convertible Preferred Stock

The board of directors has designated 10,000 shares of Series F Convertible Preferred Stock with a par value of $1.00 per share. As of the date of this report, there are 2,513 shares of Series F Convertible Preferred Stock outstanding. The Series F Convertible Preferred Stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis. So long as any shares of Series F Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

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

In exchange for 300 Series B Convertible Redeemable Preferred Shares , the Company received gross proceeds of $300,000 with net proceeds of $278,000 after paying $10,000 in legal fees and 12,000 in broker fees both charged against paid in capital. In addition, as a commitment fee the Company issued an additional 20 Series B Convertible Redeemable Preferred Shares, with a fair value of $24,000 charged to paid in capital. The shares have a redemption value of $1,200 per share. The Company had to redeem one third of these shares in 30, days and each 30 days thereafter until all the shares are redeemed at 90 days. The Company had to also pay an 8% dividend from issue date to redemption date. On May 30, June 28 and July 28, 2024 the Company then issued total dividends of 4.32 shares of Series B Convertible Redeemable Preferred Shares having a value of $5,188 and, fully redeemed the outstanding 324 Series B shares for $389,189 including deemed dividends of $89,189 which represents the redemption value over the purchase cost of the shares. At February 28, 2025 there were 0 shares outstanding.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series C Convertible, Redeemable Preferred Stock (Temporary Equity)

On February 10, 2025, in connection with a Share Purchase Agreement the Company created a new class of Series C Convertible Redeemable with 1,000 authorized shares.

In exchange for 306 Series C Convertible Redeemable Preferred Shares , the Company received gross proceeds of $306,000 with net proceeds of $278,580 after paying $6,000 in legal fees and $21,420 in broker fees both charged against paid in capital. The Company must redeem the shares at stated capital of 1,200 per share and a 1.09 premium at 180 days after issuance. The Company recorded the 306 outstanding shares at its redemption value of $402,084 at February 28, 2025, with the offsetting adjustment to paid in capital.

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

On April 30, 2024 the Company increased authorized shares to 10,000 Series F Preferred Shares.

Series F Preferred Stock Activity:

During the year ended February 28, 2025 Series F shareholders had the following activity:

—

A Series F preferred shareholder exchanged 20 Series F preferred shares for a $400,000 note payable. (see Note 11). The Company record an adjustment to the par value of the shares of $20, paid -in capital for the carrying value of the shares of $65,793 with the remaining amount of $334,187 a deemed dividend.

During the year ended February 29, 2024 Series F shareholders had the following activity:

—	A total of 244 Series F Preferred Stock Warrants issued along with debt to a lender.

Unissued Series F Preferred Stock

At both February 28, 2025 and February 29, 2024 there remains 46 issuable Series F preferred stock at a value of $99,086.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2024	939	$1.00	9.5
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at February 28, 2025	939	$1.00	8.5

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Common Stock Activity

The Company increased authorized common shares from 5,000,000,000 to 6,000,000,000 on July 8, 2022, from 6,000,000,000 to 7,225,000,000 on March 19, 2023 from 7,225,000,000 to 10,000,000,000 on August 30, 2023, from 10,000,000,000 to 12,500,000,000 on March 22, 2024., from 12,500,000,000 to 15,000,000,000 on October 4, 2024 and from 15,000,000,000 to 20,000,000,000 on February 21, 2025.

Summary of Common Stock Activity

During the year ended, February 28, 2025, common shareholders had the following activity:

—	the Company issued 4,979,636,877 common shares with gross proceeds of $13,697,245 and net proceeds of $13,120,679 after paid issuance costs of $576,565. Included in the net proceeds are $418,669 in share proceeds receivable received after year end. Included in these common shares was a commitment fee of $125,000 on the issuance of 43,859,650 shares bringing total fees to $701,565.

—	the Company issued 194,065,933 common shares to repay $562,000 loans payable from two different lenders.

During the year ended, February 29, 2024, common shareholders had the following activity:

—	the Company issued 3,383,509,359 common shares with gross proceeds of $11,282,955 and net proceeds of $10,825,895 after issuance costs of $457,060.

—	the Company issued 6,500,000 common shares for services with a fair value of $44,460.

Summary of Warrant and Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 29, 2023	314,217,451	$0.114	1.95
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	(13,621,790)	(0.01)	—
Outstanding at February 29, 2024	300,595,661	$0.003	1.00
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	(253,324,212)	(0.003)	—
Outstanding at February 28, 2025	47,271,449	$0.003	2.44

During the year ended February 28, 2025 warrant holders had the following activity:

—	During the year warrants to acquire 253,324,212 shares expired.

During the year ended February 29, 2024 warrant holders had the following activity:

—	On January 27, 2024 warrants to acquire 13,621,790 shares expired.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2025 and February 29, 2024, the Company recorded a total of $0 and $0, respectively on stock-based payments for warrants with a corresponding adjustment to additional paid-in capital.

For the years ended February 28, 2025 and February 29, 2024 the Company recorded a total of $331,685 and $272,559 respectively, to stock-based compensation for options and shares with a corresponding adjustment to additional paid-in capital. In addition the Company recorded other stock based compensation of $0 and ($479,000), respectively with a corresponding adjustment to incentive compensation plan payable, payable in Series G Preferred shares which have not yet been issued.

Summary of Common Stock Option Activity

Summary of CEO Compensation Grant

On April 9, 2021 the Company entered into a renewable Employment Agreement with Chief Executive Officer, Steven Reinharz with a three- year term under the following terms whereby stock awards will be granted if certain conditions are met:

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

The fair value of the first two awards was obtained through the use of the Monte Carlo method was $69,350 with a charge to stock- based compensation and a corresponding charge to paid in capital. The fair value of the remaining rewards was determined by calculating the vesting amounts of each reward and then determining for each reporting period the requisite service rendered and applying that against the cash redemption value of the number of shares of Series G issuable for each tier in the agreement. For the period ended February 28, 2025 that amount totaled $0. For the period ended February 29, 2024 that amount totaled $1,521,000 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable. For the period ended February 28, 2023 that amount totaled $499,500 with a charge to stock-based compensation and a corresponding charge to incentive compensation plan payable.

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

During the year ended February 28, 2025 the Company had the following common stock option activity:

—	On the original 2021 plan, options to purchase 2,475,000 shares were forfeited due to employee terminations. On the 2023 plan (see below) 3,963,404 options to purchase shares were forfeited due to employee terminations.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended February 29, 2024 the Company had the following common stock option activity:

—	On September 1, 2023, the Company as an addition to the afore-mentioned Incentive Stock Option Plan issued 114,217,035 shares to 48 employees. The shares were issued with an exercise price of $0.02, vest after 4 years with a 5 year term having a fair value of $593,929 using the Black-Scholes model with assumptions described below:

Strike price	$0.02
Fair value of Company’s common stock	$0.0052
Dividend yield	0.00%
Expected volatility	320.5
Risk free interest rate	4.29%
Expected term (years)	4.50

The Company recorded $74,241 in stock-based compensation on the 2023 plan which represents the current expense over the vesting period. In addition the company recorded $198,357 stock based compensation on the 2022 options , so for the year ended February 29, 2024 the Company recorded a total of $272,599 in stock based compensation with a corresponding increase in paid up capital.

—	On the original 2021 plan, options to purchase 21,275,000 shares were forfeited due to employee terminations

Summary of Common Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2023	95,725,000	$0.02	4.75
Issued	114,217,035	$0.02	4.75
Exercised	—	—	—
Forfeited, extinguished and cancelled	(21,275,000)	$0.02	(4.00)
Outstanding at February 29, 2024	188,667,035	$0.02	4.10

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2024	188,667,035	$0.02	4.10
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(6,438,934)	$0.02	(3.50)
Outstanding at February 28, 2025	182,228,131	$0.02	3.10

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

On September 24, 2024, a prospective lender filed a claim against the Company for an alleged breach of a non-binding term sheet made on June 7, 2024. This claim is an example of predatory lending practices for which the Company has filed a notice of dismissal in the relevant jurisdiction. The Company and its counsel believe the claim is without merit however the courts have mandated mediation, and it appears that the parties may reach a settlement in the near future. The Company has made no accruals.

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $240,731 and $260,406 for the years ended February 28, 2025 and February 29, 2024, respectively.

Maturity of Lease Liabilities	Operating Leases
February 28, 2026	$225,348
February 28, 2027	223,866
February 29, 2028	207,558
February 28, 2029	207,558
February 28, 2030	207,558
February 28, 2031 and after	242,151
Total lease payments	1,314,039
Less: Interest	(306,177)
Present value of lease liabilities	$1,007,862

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. LOSS PER SHARE

The net loss per common share amounts were determined as follows:

	For the Year Ended
	February 28,	February 29,
	2025	2024
Numerator:
Net loss available to common shareholders	$(18,935,592)	$(20,708,716)

Effect of common stock equivalents
Less redemption dividend to Series F and Series B preferred shareholders	(423,476)	—
Net loss adjusted for common stock equivalents	(19,358,968)	(20,708,716)

Denominator:
Weighted average shares - basic	11,647,673,315	7,080,914,317

Net loss per share – basic	$(0.00)	$(0.00)

Denominator:
Weighted average shares – diluted	11,647,673,315	7,080,914,317

Net loss per share – diluted	$(0.00)	$(0.00)

The anti-dilutive shares of common stock equivalents for the years ended February 28, 2025 and February 29, 2024 were as follows:

	For the Year Ended
	February 28,	February 29,
	2025	2024
Convertible Class F Preferred Shares	49,722,965,500	31,873,690,805
Stock options and warrants	229,499,580	489,262,696
Total	49,952,465,080	32,362,953,501

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

The income tax expense (benefit) consisted of the following for the fiscal years ended February 28, 2025 and ended February 29, 2024:

	February 28, 2025	February 29, 2024
Total current	$—	$—
Total deferred	—	—
Total	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal years ended February 28, 2025 and February 29, 2024:

February 28, 2025
Federal statutory rate	$(4,000,000)
State income tax benefit, net of federal benefit	(900,000)
Non deductible interest	500,000
Non deductible stock based compensation	322,000
Change in valuation allowance	4,078,000
Total	$—

February 29, 2024
Federal statutory rate	$(4,349,000)
State income tax benefit, net of federal benefit	(994,000)
Non deductible interest	501,000
Non deductible stock based compensation	377,000
Change in valuation allowance	4,465,000
Total	$—

For the years ended February 28, 2025 and February 29, 2024, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal years February 28, 2025 and February 29, 2024:

	February 28, 2025	February 29, 2024
Deferred tax assets:
Net operating loss carryforwards	$20,000,000	$17,116,115

Deferred tax liabilities:
Depreciation	—	—
Deferred revenue	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets:
Less valuation allowance	(20,000,000)	(17,116,115)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability. Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on August 28, 2017. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward was approximately $76,973,800 at February 28, 2025 and $61,973,800 at February 29, 2024, that is available for carryforward for federal income tax purposes and begin to expire in 2030.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration. Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

The Company has maintained a full valuation allowance against its deferred tax assets at February 28, 2025 and February 29, 2024. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at February 28, 2025 and February 29, 2024 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

The Company’s tax returns for the years ended February 29, 2024, and February 28, 2023, and February 28, 2022 are open for examination under Federal statute of limitations.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENTS

Subsequent to February 28, 2025 through to filing date,

— the Company issued 1,400,000,000 common shares pursuant to a share purchase agreement for gross proceeds of $2,231,505, issuance costs of $96,435 and cash proceeds of $2,135,070.

— The Company issued 435,000,000 shares to a lender to settle $738,000 in principal and $37,500 in accrued interest totaling $775,500, pursuant to exchange agreements with the lender.

— on May 27, 2025 the Company entered into an Amended Equity Financing Agreement whereby an investor shall invest up to $30,000,000 over the course of twenty four (24) month at a purchase price of eighty percent (80%) of the lowest trade price in the 9 day preceding period. If the average Closing Price for the Common Stock during the three (3) trading days preceding a purchase is equal to or greater than one cent ($.01) per share, the applicable purchase price shall equal eighty five percent (85%) of the lowest trade price in the 9 day preceding period. Following an up-list to the NASDAQ or an equivalent national exchange by the Company, the purchase price shall equal ninety percent (90%) of the lowest Volume Weighted Average Price (“VWAP”) for the Common Stock during the 9 day preceding period subject to a floor of $2.00 per share, below which the Company shall not be required to sell shares. In conjunction with the above agreement, the Company entered into a Registration Rights Agreement.

