Form 10-Q
period 2025-05-31
Artificial Intelligence Technology Solutions Inc.
filed 2025-07-15
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,297,453,768 shares of common stock were issued and outstanding as of July 11, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2025 (unaudited)	February 28, 2025*
ASSETS
Current assets:
Cash	$324,847	$865,975
Accounts receivable, net	893,694	1,367,331
Share proceeds receivable	270,186	418,669
Device parts inventory, net	1,146,783	1,583,726
Prepaid expenses and deposits	687,147	792,842
Total current assets	3,322,657	5,028,543
Operating lease asset	1,044,802	1,010,545
Revenue earning devices, net of accumulated depreciation of $2,744,231 and $2,292,172, respectively	4,982,668	4,539,180
Fixed assets, net of accumulated depreciation of $521,203 and $491,186, respectively	259,080	258,328
Trademarks	34,619	33,321
Investment at cost	100,000	100,000
Security deposit	15,880	15,880
Total assets	$9,759,706	$10,985,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,648,311	$2,121,871
Customer deposits	91,091	91,578
Current operating lease liability	217,222	197,349
Current portion of deferred variable payment obligation	2,202,545	1,901,258
Loan payable - related party	335,065	329,365
Deferred compensation for CEO	955,913	2,202,600
Current portion of loans payable, net	519,105	519,105
Current portion of accrued interest payable	107,715	213,555
Total current liabilities	7,076,967	7,576,681
Non-current operating lease liability	810,513	810,513
Loans payable, net of discount of $313,074 and $360,163, respectively	30,706,167	31,922,078
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	4,000,000	4,000,000
Accrued interest payable	14,741,856	13,680,453
Total liabilities	59,860,503	60,514,725

Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly,$1,200 stated value, 5,000 shares authorized, no shares issued and outstanding at May 31, 2025 and February 28, 2025, respectively	—	—
Series C Convertible, Redeemable Preferred Stock . $0.001 par value; $1,200 stated value, redeemable at 109.5% , 12% dividend, 1,000 shares authorized , 315 and 306 shares issued and outstanding at May 31, 2025 and February 28, 2025, respectively	414,157	402,084

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,534,000 shares authorized; no shares issued and outstanding at May 31, 2025 and February 28, 2025, respectively	—	—

Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at May 31, 2025 and February 28, 2025, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,513 and 2,513 shares issued and outstanding, respectively	2,513	2,513

Common Stock, $0.00001 par value; 20,000,000,000 shares authorized 16,997,453,768 and 14,412,453,768 shares issued, issuable and outstanding, respectively	169,975	144,125
Additional paid-in capital	110,301,070	106,316,844
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(161,090,948)	(156,496,930)
Total stockholders’ deficit	(50,514,954)	(49,931,012)
Total liabilities and stockholders’ deficit	$9,759,706	$10,985,797

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024

Revenues	$1,854,837	$1,182,800

Cost of goods sold	173,381	295,593
Depreciation and amortization	447,955	201,873
Total Cost of Goods Sold	621,336	497,466

Gross Profit	1,233,501	685,334

Operating expenses:
Research and development (see Note 10)	1,087,619	810,150
General and administrative	3,232,211	2,550,751
Depreciation and amortization	34,121	95,676
Operating lease cost and rent	58,219	62,013
Total operating expenses	4,412,170	3,518,590

Loss from operations	(3,178,669)	(2,833,256)

Other income (expense), net:
Interest expense	(1,415,349)	(1,361,103)
Total other income (expense), net	(1,415,349)	(1,361,103)

Net income (loss)	$(4,594,018)	$(4,194,359)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average common share outstanding - basic	15,517,671,159	9,882,118,105

Weighted average common share outstanding - diluted	15,517,671,159	9,882,118,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Temporary Equity		Shareholder’s Deficit
	Series B & C		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2024	—	—	3,350,000	$3,350	2,533	$101,619	9,238,750,958	$92,388	$92,565,513	$(132,962,427)	$(40,199,557)
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	—	—	—	—	—	—	—	—	—	(4,175,535)	(4,175,535)
Issuance of shares, net of $116,046 issuance costs	—	—	—	—	—	—	1,080,166,425	10,802	2,671,791	—	2,682,593

Issuance of Series B Preferred Shares	300	360,000	—	—	—	—	—	—	(82,000)	—	(82,000)
Series B Preferred Shares issued as commitment fee	20	24,000	—	—	—	—	—	—	(24,000)	—	(24,000)
Series B Preferred shares issued as dividend	2	2,568	—	—	—	—	—	—	(2,568)	—	(2,568)
Redemption of Series B Preferred shares	(107)	(128,856)	—	—	—	—	—	—	28,856	(28,856)	—
Stock based compensation	—	—	—	—	—	—	—	—	83,323	—	83,323
Net income	—	—	—	—	—	—	—	—	—	(4,194,359)	(4,194,359)
Balance at May 31, 2024	215	$257,712	3,350,000	$3,350	2,533	$101,619	10,318,917,383	$103,190	$95,240,915	$(141,361,177)	$(45,912,103)

	Temporary Equity		Shareholder’s Deficit
	Series B & C		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2025	306	$402,084	3,350,000	$3,350	2,513	$101,599	14,412,453,768	$144,125	$106,316,844	$(156,496,930)	$(49,931,012)

Issuance of shares, net of $121,746 issuance costs	—	—	—	—	—	—	1,900,000,000	19,000	2,672,294	—	2,691,294
Debt exchanged for common shares	—	—	—	—	—	—	685,000,000	6,850	1,243,650	—	1,250,500
Series C Preferred shares issued as dividend	9	12,073	—	—	—	—	—	—	(12,073)	—	(12,073)
Stock based compensation	—	—	—	—	—	—	—	—	80,355	—	80,355
Net income	—	—	—	—	—	—	—	—	—	(4,594,018)	(4,594,018)
Balance at May 31, 2025	315	$414,157	3,350,000	$3,350	2,513	$101,599	16,997,453,768	$169,975	$110,301,070	$(161,090,948)	$(50,514,954)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,594,018)	$(4,194,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482,076	297,549
Bad debts expense	48,982	13,000
Inventory provision	—	210,000
Reduction of right of use asset	33,865	31,425
Accretion of lease liability	27,428	31,065
Stock based compensation	80,355	83,323
Amortization of debt discounts	47,089	27,625
Increase in related party accrued payroll and interest	5,700	17,575
Changes in operating assets and liabilities:
Accounts receivable	424,655	126,620
Prepaid expenses and deposits on inventory	104,498	167,562
Deposit on right of use asset	(13,187)	—
Device parts inventory	(480,951)	(1,070,087)
Accounts payable and accrued expenses	524,109	(21,083)
Customer deposits	(487)	(11,469)
Operating lease liability payments	(58,962)	(58,715)
Deferred compensation for CFO	(1,246,687)	—
Current portion of deferred variable payment obligations for payments	301,287	192,323
Accrued interest payable	993,063	1,111,815
Net cash used in operating activities	(3,321,185)	(3,045,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,422)	(19,132)
Acquisition of trademarks	(1,298)	(2,596)
Net cash (used in) investing activities	(9,720)	(21,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	2,839,777	2,682,592
Proceeds on issuance of Series B shares	—	278,000
Redemption of Series B shares	—	(128,856)
Proceeds from loans payable	—	350,000
Repayment of loans payable	(50,000)	(27,000)
Net cash provided by financing activities	2,789,777	3,154,736

Net change in cash	(541,128)	87,177

Cash, beginning of period	865,975	105,926

Cash, end of period	$324,847	$193,103

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$8,910	$25,015
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Transfer from device parts inventory to fixed assets and revenue earning devices	$917,294	$1,161,219
Exchange of notes payable and accrued interest for common shares	$1,250,500	$—
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	$—	$4,175,535
Series B or C preferred shares issued as dividend	$12,073	$2,568
Right of use asset for lease liability	$53,739	$—

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

For the three months ended May 31, 2025, the Company had negative cash flow from operating activities of $3,321,185. As of May 31, 2025, the Company has an accumulated deficit of $161,090,948, and negative working capital of $3,754,310. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In June 2025, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period. There still remains $30 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways: growing revenues, through equity proceeds, and issuing non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on May 29, 2025. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., and Robotic Assistance Devices Residential, Inc., and Robotic Assistance Devices Lanka (Private) Limited. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended May 31, 2025, are not necessarily indicative of the results that may be expected for the entire year.

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

Concentrations

Loans payable

At May 31, 2025 there were $31,538,346 of loans payable, $27,393,506 or 87% of these loans to companies controlled by one individual. At February 28, 2025 there were $32,801,345 loans payable, $28,581,506 or 87% of these loans to companies controlled by one individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $115,000 and $140,000 provided as of May 31, 2025 and February 28, 2025, respectively. For the three months ended May 31, 2025, three customers account for 53% of total accounts receivable . For the three months ended May 31, 2024, two customers account for 57% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of May 31, 2025, and February 28, 2025, there was a valuation reserve of $465,000 and $465,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At May 31, 2025 and February 28, 2025, the Company had no deferred development costs.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

●	Does the agreement purport, in substance, to be a sale
●	Does the Company have continuing involvement in the generation of cash flows due to the investor
●	Is the transaction cancellable by either party through payment of a lump sum or other transfer of assets
●	Is the investors rate of return is implicitly limited by the terms of the agreement
●	Does the Company’s revenue for a reporting period underlying the agreement have only a minimal impact on the investor’s rate of return
●	Does the investor have recourse relating to payments due

In the event a transaction is determined to be a sale of future revenues, it is recorded as deferred revenue and amortized using the sum-of-the-revenue method. In the event a transaction is determined to be debt, it is recorded as debt and amortized using the effective interest method. As of the date of these financial statements, the Company has determined that all such agreements are debt.

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the three months ended May 31, 2025, two customers accounted for 65% of total revenue and for the three months ended May 31, 2024, two customers accounted for 65% of total revenue.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending February 28, 2026, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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
May 31, 2025
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$4,000,000	$—	$—	$4,000,000

February 28, 2025
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$4,000,000	$—	$—	$4,000,000

For the incentive compensation plan referred to above , the Company recorded stock based compensation of $0 and $0 for the three months ended May 31, 2025 and May 31, 2024 with corresponding adjustments to incentive compensation plan payable.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024
Device rental activities	$1,627,286	$980,536
Direct sales of goods and services	227,551	202,264
	$1,854,837	$1,182,800

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

Below is a summary of our lease assets and liabilities at May 31, 2025 and February 28, 2025.

Leases	Classification	May 31, 2025	February 28, 2025
Assets
Operating	Operating Lease Assets	$1,044,802	$1,010,545
Liabilities
Current
Operating	Current Operating Lease Liability	$217,222	$197,349
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	810,513	810,513
Total lease liabilities		$1,027,735	$1,007,862

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

Operating lease cost and rent was $58,219 and $62,013 for the three months ended May 31, 2025 and May 31, 2024, respectively.

6. INVESTMENT

On December 23, 2022 the Company entered into a Simple Agreement for Future Equity (SAFE) contract to invest $50,000 to acquire shares of a company’s capital stock at a discount. On June 3, 2024 the Company acquired a $50,000 convertible note receivable from Nightingale Intelligent Systems, Inc., a private Delaware corporation that provides unmanned aerial vehicles (UAV) for commercial applications. On January 3, 2025 the Company exchanged it’s convertible note receivable for : 1,770,840 Series A preferred shares , 15,000 common shares and 165,000 common share warrants. On February 28, 2025, there was a 10 :1 split. The Company now holds 177,084 Series A preferred shares , 1,500 common shares and 16,500 common share warrants (at a strike price of $0.80/share). The Company values the Nightingale Intelligent Systems, Inc.’s shares and warrants at $50,000 bringing total investments at cost to $100,000 at May 31, 2025.

7. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	May 31, 2025	February 28, 2025
Revenue earning devices	$7,726,899	$6,831,352
Less: Accumulated depreciation	(2,744,231)	(2,292,172)
	$4,982,668	$4,539,180

During the three months ended May 31, 2025, the Company made total additions to revenue earning devices of $895,547 which were transfers from inventory. During the three months ended May 31, 2024, the Company made total additions to revenue earning devices of $1,128,175 which were transfers from inventory

Depreciation and amortization for the years ended May 31, 2025, and May 31, 2024, are as follows:

Depreciation and Amortization RED	Three Months Ended May 31 2025	Three Months Ended May 31, 2024

Cost of Goods Sold	$447,955	$201,873
Operating expenses	4,104	54,355
Total Depreciation and Amortization RED	$452,059	$256,228

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. FIXED ASSETS

Fixed assets consisted of the following:

	May 31, 2025	February 28, 2025
Automobile	$74,237	$74,237
Demo devices	324,533	302,186
Tooling	107,020	107,020
Machinery and equipment	17,247	8,825
Computer equipment	157,448	157,448
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	36,305	36,305
Leasehold improvements	26,956	26,956
	780,283	749,514
Less: Accumulated depreciation	(521,203)	(491,186)
	$259,080	$258,328

During the three months ended May 31, 2025, the Company made additions of $46,071 of which $22,347 were transfers from inventory with remaining additions of $23,724. During the three months ended May 31, 2024, the Company made additions of $52,177 of which $33,045 were transfers from inventory with remaining additions of $19,132.

Depreciation and amortization for the years ended May 31, 2025, and May 31, 2024, are as follows:

Depreciation and Amortization	Three Months Ended May 31 2025	Three Months Ended May 31, 2024

Fixed assets	$30,017	$41,321
Revenue earning devices	4,104	54,355
Total Depreciation and Amortization included in operating expenses	$34,121	$95,676

9. DEFERRED VARIABLE PAYMENT OBLIGATION

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

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of May 31, 2025, the Company has accrued $2,202,545 in Payments of which $1,096,700 are in arrears. As of February 28, 2025, the Company has accrued approximately $1,901,258 in Payments, of which $904,377 is in arrears. No notices have been received by the Company.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of May 31, 2025, and February 28, 2025, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months ended May 31, 2025, and year ended February 28, 2025, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both May 31, 2025 and February 28, 2025.

10. RELATED PARTY TRANSACTIONS

For both the three months ended May 31, 2025, and May 31, 2024, the Company had no repayments of net advances from its loan payable-related party. At May 31, 2025, the loan payable-related party was $335,065 and $329,365 at February 28, 2025. Included in the balance due to the related party at May 31, 2025, is $258,533 of deferred salary and interest, $190,013 of which bears interest at 12%. As of February 28, 2025, included in the balance due to the related party is $252,833 of deferred salary and interest, $190,013 of which bears interest at 12%. The accrued interest included in the loan at May 31, 2025, and February 28, 2025, was $57,275, and $51,575, respectively.

During the three months ended May 31, 2025, the Company paid out gross payments to the CEO of $1,496,687 offset by a bonus accrual of $250,000, which yields a net change of $1,246,687 relating to deferred compensation for CEO. This was all in accordance with a December 2023 board action allowing for $1 million of annual discretionary compensation as well as a February 28, 2025, board action which provided an additional $1.5 million in compensation. There were no payments or accruals for the three months ended May 31, 2025, relating to deferred compensation for CEO. The balance of deferred compensation for CEO was $955,913 and $2,202,600 at May 31, 2025, and February 28, 2025, respectively

For the three months ended May 31, 2025, the Company accrued $0 (three months ended May 31 2024-$0) of incentive compensation plan payable to the CEO . This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At May 31, 2025, and February 28, 2025, there was $4,000,000 and $4,000,000 of incentive compensation payable.

During the three months ended May 31, 2025, and 2024, the Company was charged $736,875 and $631,584, respectively for fees for research and development from a company partially owned by a principal shareholder. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at both May 31, 2025, and February 28, 2025, the balance due to this company was $76,532.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at May 31, 2025 consisted of the following:

Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1)*	$3,500	22%
December 10, 2020	March 1, 2027	Promissory note	(2)	3,921,168	12%
December 10, 2020	March 1, 2027	Promissory note	(3)	2,754,338	12%
December 10, 2020	December 10, 2024	Promissory note	(4)*	165,605	12%
December 14, 2020	March 1, 2027	Promissory note	(5)	310,375	12%
December 30, 2020	March 1, 2027	Promissory note	(6)	350,000	12%
January 1, 2021	March 1, 2027	Promissory note	(7)	25,000	12%
January 1, 2021	March 1, 2027	Promissory note	(8)	145,000	12%
January 14, 2021	March 1, 2027	Promissory note	(9)	-	12%
February 22, 2021	March 1, 2027	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2027	Promissory note	(11)	5,175,000	12%
June 8, 2021	June 8, 2027	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	3,690,360	7%
September 14, 2021	September 14, 2027	Promissory note	(14)	1,650,000	12%
July 28, 2022	March 1, 2027	Promissory note	(15)	170,000	15%
August 30, 2022	August 30,2027	Promissory note	(16)	3,000,000	15%
September 7, 2022	March 1, 2027	Promissory note	(17)	400,000	15%
September 8, 2022	March 1, 2027	Promissory note	(18)	475,000	15%
October 13, 2022	March 1, 2027	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 23	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
October 27, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
November 30, 2023	April 30, 2026	Purchase Agreement	(21)	203,000	35%
March 8, 2024	August 8, 2025	Purchase Agreement	(22)	350,000	35%
				$31,538,346

Less: current portion of loans payable				(519,105)
Less: discount on non-current loans payable				(313,074)
Non-current loans payable, net of discount				$30,706,167

Current portion of loans payable				$519,105
Less: discount on current portion of loans payable				-
Current portion of loans payable, net of discount				$519,105

*	In default

On March 1, 2024 the Company adjusted the relative fair value unamortized discount on the above notes by $4,175,535 with a corresponding adjustment to accumulated deficit to apply ASU 2020-06.

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $0.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $300,000 has been repaid during the year ended February 29, 2024. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.The maturity date was extended from December 10, 2023 to December 10, 2024 on February 29, 2024 and a fee of $22,958 was paid and charged to interest expense. The note is in default. No notices have been sent.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. On March 1, 2024, the unamortized relative fair value discount of $65,092 was removed with a corresponding adjustment to accumulated deficit. A $8,399 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the three months ended May 31, 2025 , the Company recorded amortization expense of $138, with an unamortized discount of $0 at May 31, 2025.The loan is fully amortized.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $80,284 was removed with a corresponding adjustment to accumulated deficit. A $10,559 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from January 14, 2024, to March 1, 2025, with all other terms and Conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the three months ended May 31, 2025 , the Company recorded amortization expense of $144, with an unamortized discount of $0 at May 31, 2025.The loan is fully amortized. On February 11, 2025, the Company repaid $162,000 through the issuance of 60,000,000 common shares. The remaining $388,000 in loan principal as well as $35,500 in accrued interest ( all totaling $425,500) was repaid on March 5, 2025 through the issuance of 185,000,000 common shares.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022, to February 22, 2024, on February 28, 2022, in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. On November 28, 2023, the parties extended the maturity date from February 22, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On March 1, 2024, the unamortized relative fair value discount of $497,614 was removed with a corresponding adjustment to accumulated deficit. A $55,585 unamortized discount remained. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the three months ended May 31, 2025, the Company recorded amortization expense of $700, with an unamortized discount of $0 at May 31, 2025. The loan is fully amortized.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized. This note was again extended to March 1, 2025. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the three months ended May 31, 2025 , the Company has issued 500,000,000 common shares to repay $825,000 in loan principal.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note was extended to June 8, 2025. On March 1, 2024, the unamortized relative fair value discount of $33,547 was removed with a corresponding adjustment to accumulated deficit. A $4,121 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $964, with an unamortized discount of $0 at May 31, 2025. The loan is fully amortized On April 16, 2025, the parties again extended the maturity date from June 8, 2025, to June 8, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. During the three months ended May 31, 2025 the Company repaid $50,000 as part of a settlement with the estate of the lender . A settlement agreement was entered into on April 25,2025 between the Company and the Estate of the lender whereby the Company would repay a total of $420,000 to fully discharge the outstanding loan balance and accrued interest which totals $4,790,185. The Company was required to pay $50,000 in trust , which it did with the remainder to be repaid by July 9, 2025. This settlement agreement was subject to court approval which was granted on June 5, 2025. The Company and the estate of the lender have modified the remaining payment schedule. The Company repaid $150,000 in June and will repay the $220,000 remaining balance by August 9, 2025. At May 31, 2025 the outstanding principal and interest was $4,740,185. Upon settlement in August , the Company will record a gain on settlement of debt of $4,370,185.

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $572,549 was removed with a corresponding adjustment to accumulated deficit. A $66,846 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $1,935, with an unamortized discount of $23,246 at May 31, 2025. On April 16, 2025, the parties again extended the maturity date from September 14, 2025, to September 14, 2027, with all other terms and conditions remaining the same.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from July 28, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. On March 1, 2024, the unamortized relative fair value discount of $11,535 was removed with a corresponding adjustment to accumulated deficit. This note has been fully amortized. This note was extended to August 30, 2025. On April 16, 2025, the parties again extended the maturity date from August 30, 2025, to August 30, 2027, with all other terms and conditions remaining the same.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 7, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 8, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

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

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. On March 1, 2024, the unamortized relative fair value discount of $286,775 was removed with a corresponding adjustment to accumulated deficit. A $47,892 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $4,272, with an unamortized discount of $28,638 at May 31, 2025.

(20)	November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants having a relative fair value of $299,750. On March 1, 2024, the unamortized relative fair value discount of $288,513 was removed with a corresponding adjustment to accumulated deficit. A $48,126 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $4,293, with an unamortized discount of $28,783 at May 31, 2025.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. On March 1, 2024, the unamortized relative fair value discount of $291,694 was removed with a corresponding adjustment to accumulated deficit. A $48,290 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $4,307, with an unamortized discount of $28,885 at May 31, 2025.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $287,814 was removed with a corresponding adjustment to accumulated deficit. A $47,976 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $4,280, with an unamortized discount of $28,691 at May 31, 2025.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $286,813 was removed with a corresponding adjustment to accumulated deficit. A $48,124 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $4,293, with an unamortized discount of $28,783 at May 31, 2025.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $288,342 was removed with a corresponding adjustment to accumulated deficit. A $48,294 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $4,307, with an unamortized discount of $28,888 at May 31, 2025.

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. On March 1, 2024, the unamortized relative fair value discount of $286,821 was removed with a corresponding adjustment to accumulated deficit. A $48,409 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $4,317, with an unamortized discount of $28,959 at May 31, 2025.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. On March 1, 2024, the unamortized relative fair value discount of $294,824 was removed with a corresponding adjustment to accumulated deficit. A $48,777 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $4,349, with an unamortized discount of $29,186 at May 31, 2025.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. On March 1, 2024, the unamortized relative fair value discount of $348,831 was removed with a corresponding adjustment to accumulated deficit. A $49,978 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $4,454, with an unamortized discount of $29,930 at May 31, 2025.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. On March 1, 2024, the unamortized relative fair value discount of $254,487 was removed with a corresponding adjustment to accumulated deficit. A $48,611 unamortized discount remained. For the three months ended May 31, 2025, the Company recorded amortization expense of $4,335, with an unamortized discount of $29,083 at May 31, 2025.

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

In exchange for 306 Series C Convertible Redeemable Preferred Shares , the Company received gross proceeds of $306,000 with net proceeds of $278,580 after paying $6,000 in legal fees and $21,420 in broker fees both charged against paid in capital. The Company must redeem the shares at stated capital of 1,200 per share and a 1.09 premium at 180 days after issuance. The Company recorded the 306 outstanding shares at its redemption value of $402,084 at February 28, 2025, with the offsetting adjustment to paid in capital. On May 10, 2025 the Company issued the 12% quarterly dividend in 9.19 Series C shares with a redemption value of $12,073. At May 31, 2025 there were 315 outstanding series C shares with a redemption value of $414,157. Ay February 28, 2025 there were 306 outstanding series C shares with a redemption value of $402,084.

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

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2025	939	$1.00	8.5
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2025	939	$1.00	8.25

Summary of Common Stock Activity

For the three months ended May 31, 2025:

- the Company issued 1,900,000,000 common shares with gross proceeds of $2,813,040 and net proceeds of $2,691,294 after issuance costs of $121,746. Included in the net proceeds are $270,186 in share proceeds receivable received after quarter year end.

- the Company issued 685,000,000 common shares to repay $1,213,000 in loans payable and $37,500 in accrued interest all totaling $1,250,500.

Summary of Common Stock Warrant Activity

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded a total of $80,355 and $83,323 respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2025	41,271,449	$0.003	2.44
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2025	47,271,449	$0.001	2.18

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Option Activity -Employee Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2025	182,228,131	$0.02	3.10
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(3,322,058)	$0.02	(2.99)
Outstanding at May 31, 2025	178,906,073	$0.02	2.85

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

On September 24, 2024, a prospective lender filed a claim against the Company for an alleged breach of a non-binding term sheet made on June 7, 2024. The Company and its counsel believe the claim is without merit however the courts have mandated mediation. After consideration of business factors the parties executed a settlement agreement in June 2025 with the Company agreeing to pay $65,000 with no admission of wrongdoing. The Company accrued the $65,000 at May 31, 2025.

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

On March 11, 2025, the Company entered into a 3-year lease agreement for a vehicle commencing March 11, 2025 through to March 11, 2028 with a minimum base rent of $1,286 per month. The Company paid a down payment of $13,188. The Company recorded the right of use asset of $53,739 with a corresponding adjustment to operating lease liability.

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $58,219 and $62,013 for the three months ended May 31, 2025 and May 31, 2024, respectively.

Maturity of Lease Liabilities	Operating Leases
May 31, 2026	$245,173

May 31, 2027	239,242

May 31, 2028	222,427

May 31, 2029	207,558

May 31, 2030	207,558

May 31, 2031 and after	190,262

Total lease payments	1,312,220
Less: Interest	(284,485)
Present value of lease liabilities	$1,027,735

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	May 31, 2025	May 31, 2024
Numerator:
Net income (loss) available to common shareholders	$(4,594,018)	$(4,194,359)

Effect of common stock equivalents
Less: dividends to C preferred shareholders	(12,073)	—
Net income (loss) adjusted for common stock equivalents	(4,606,091)	(4,194,359)

Denominator:
Weighted average shares – basic	15,517,671,159	9,882,118,105

Net income (loss) per share – basic	$(0.00)	$(0.00)

Denominator:
Weighted average shares – diluted	15,517,671,159	9,882,118,105

Net income (loss) per share – diluted	$(0.00)	$(0.00)

The anti-dilutive shares of common stock equivalents for the three months ended May 31, 2025 and 2024 were as follows:

	For the Three Months Ended
	May 31, 2025	May 31, 2024*
Convertible Series F Preferred Shares	58,641,215,500	35,600,264,971
Convertible Redeemable Series B & C Preferred Shares	295,826,429	59,933,023
Stock options and warrants	226,177,522	486,251,667
Total	59,163,219,451	36,146,449,661

15. SUBSEQUENT EVENTS

Subsequent to May 31, 2025 through to filing date,

—	the Company issued 800,000,000 common shares pursuant to a share purchase agreement for gross proceeds of $736,000, issuance costs of $40,611 and net proceeds of $695,389.

—	The Company issued 500,000,000 shares to a lender to settle $575,000 in principal pursuant to exchange agreements with the lender.

—	on June 11, 2025 the Company entered into an Equity Financing Agreement whereby an investor shall invest up to $30,000,000 over the course of twenty four (24) month at a purchase price of eighty percent (80%) of the lowest trade price in the 9 day preceding period. If the average Closing Price for the Common Stock during the three (3) trading days preceding a purchase is equal to or greater than one cent ($.01) per share, the applicable purchase price shall equal eighty five percent (85%) of the lowest trade price in the 9 day preceding period. Following an up-list to the NASDAQ or an equivalent national exchange by the Company, the purchase price shall equal ninety percent (90%) of the lowest Volume Weighted Average Price (“VWAP”) for the Common Stock during the 9 day preceding period subject to a floor of $2.00 per share, below which the Company shall not be required to sell shares. In conjunction with the above agreement, the Company entered into a Registration Rights Agreement. On June 16, 2025 the parties cancelled these agreements.

—	on June 16, 2025 the Company entered into a new Equity Financing Agreement whereby another investor shall invest up to $30,000,000 over the course of twenty four (24) month at a purchase price of eighty percent (80%) of the lowest trade price in the 9 day preceding period. If the average Closing Price for the Common Stock during the three (3) trading days preceding a purchase is equal to or greater than one cent ($.01) per share, the applicable purchase price shall equal eighty five percent (85%) of the lowest trade price in the 9 day preceding period. Following an up-list to the NASDAQ or an equivalent national exchange by the Company, the purchase price shall equal ninety percent (90%) of the lowest Volume Weighted Average Price (“VWAP”) for the Common Stock during the 9 day preceding period subject to a floor of $2.00 per share, below which the Company shall not be required to sell shares. In conjunction with the above agreement, the Company entered into a Registration Rights Agreement.

—	A settlement agreement entered into with a lender (see Note 11 (13) whereby the Company would pay $420,000 to fully settle outstanding principal and interest of $4,790,185) was subject to court approval which was granted on June 5, 2025. The Company and the estate of the lender have modified the remaining payment schedule. The Company repaid $150,000 in June and will repay the $220,000 remaining balance by August 9, 2025. Upon settlement in August, the Company will record a gain on settlement of debt of $4,370,185.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended May 31, 2025 and May 31, 2024 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2025, as filed on May 29, 2025 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended May 31, 2025 and 2024

The following table shows our results of operations for the three months ended May 31, 2025 and 2024. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	May 31, 2025	May 31, 2024	Dollars	Percentage
Revenues	$1,854,837	$1,182,800	$672,037	57%
Gross profit	1,233,501	685,334	548,167	80%
Operating expenses	4,412,170	3,518,590	893,580	25%
Loss from operations	(3,178,669)	(2,833,256)	(345,413)	12%
Other income (expense), net	(1,415,349)	(1,361,103)	(54,246)	4%
Net loss	$(4,594,018)	$(4,194,359)	$(399,659)	10%

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	May 31, 2025	May 31, 2024	Dollars	Percentage
Device rental activities	$1,627,286	$980,536	$646,750	66%
Direct sales of goods and services	227,551	202,264	25,287	13%
	$1,854,837	$1,182,800	$672,037	57%

Total revenue for the three-month period ended May 31, 2025 was $1,854,837 which represented an increase of $672,037 or 57% compared to total revenue of $1,182,800 for the three months ended May 31, 2024. Rental activities increased by $646,750 or 66%, as the Company continues to grow its product line and customer base. Direct sales grew by 13% driven by higher training revenue for the three months ended May 31, 2025.

Gross profit

Total gross profit for the three-month period ended May 31, 2025 was $1,233,501 which represented an increase of $548,167 compared to gross profit of $685,334 for the three months ended May 31, 2024. The increase is consistent with the increase in revenues as well as changes in product mix. The gross profit % of 67% for the three-month period ended May 31, 2025 compared with the gross profit % of 58% for the three month period ended May 31, 2024. The gross profit % was higher because of higher proportion of rental revenues.

Operating Expenses

	Period		Change
	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024	Dollars	Percentage

Research and development	$1,087,619	$810,150	$277,469	34%
General and administrative	3,232,211	2,550,751	681,460	27%
Depreciation and amortization	34,121	95,676	(61,555)	(64%)
Operating lease cost and rent	58,219	62,013	(3,794)	(6)%
Operating expenses	$4,412,170	$3,518,590	$893,580	25%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended May 31, 2025 and May 31, 2024, were $4,412,170 and $3,518,590, respectively. The overall increase of $893,580 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $681,460. In comparing the three months ended May 31, 2025 and May 31, 2024 this increase was primarily due to the following increases: wages and salaries by $388,250, commissions by $43,018, production supplies by $44,308, professional fees by $57,997, marketing by $106,977, and bad debts expenses by $42,066 offset with other net G& A account decreases.

●	Research and development increased by $277,469 due to an increase in software development.

●	Depreciation and amortization decreased by $61,555 due to fixed assets being fully depreciated in 2025 as well as a lower allocation of revenue earning devices to operating expenses due to a change in estimate based on experience.

●	Operating lease cost and rent decreased by $3,794 due to one less lease in 2025.

Other Income (Expense)

Other income (expense) during the three months ended May 31, 2025 and May 31, 2024, was ($1,415,349) and ($1,361,103), respectively. The $54,246 increase in other expense was primarily attributable to a $65,000 settlement accrued for as described in Note 13 during the three months ended May 31, 2025.

Net loss

We had a net loss of $4,594,018 for the three months ended May 31, 2025, compared to a net loss of $4,194,359 for the three months ended May 31, 2024. The increase in net loss of $399,659 is due to a number of factors: higher research and development and general and administrative expenses is reduced by higher gross profit for the three months ended May 31, 2025.

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

As of May 31, 2025, we had a cash balance of $324,847, accounts receivable (net) of $893,694, device parts inventory(net) of $1,511,783 and $7,076,967 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	May 31, 2025	February 28, 2025
Current assets	$3,322,657	$5,028,543
Current liabilities	7,076,967	7,576,681
Working capital	$(3,754,310)	$(2,548,138)

As of May 31, 2025 and February 28, 2025, we had a cash balance of $324,857 and $865,975, respectively.

Summary of Cash Flows

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024
Net cash used in operating activities	$(3,321,185)	$(3,045,831)
Net cash used in investing activities	$(9,720)	$(21,728)
Net cash (used in) provided by financing activities	$2,789,777	$3,154,736

Net cash used in operating activities.

Net cash used in operating activities for the three months ended May 31, 2025 was $3,321,185 which included a net loss of $4,594,018, non-cash activity such as bad debts expense of $48,982, reduction of right of use asset of $33,865, accretion of lease liability $27,428, stock based compensation of $80,355, change in operating assets and liabilities of $547,338 amortization of debt discount of $47,089, increase in related party accrued payroll and interest of $5,700 and depreciation and amortization of $482,076 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the three months ended May 31, 2025 was $9,720 which was the purchase of fixed assets of $8,422 and an acquisition of trademark of $1,298.

Net cash provided by financing activities.

Net cash provided by financing activities for the three months ended May 31, 2025 was $2,789,777. This consisted of share proceeds net of issuance costs of 2,839,777 reduced by repayments on loans payable of $50,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2025, as filed on May 29, 2025.

Related Party Transactions

For both the three months ended May 31, 2025, and May 31, 2024, the Company had no repayments of net advances from its loan payable-related party. At May 31, 2025, the loan payable-related party was $335,065 and $329,365 at February 28, 2025. Included in the balance due to the related party at May 31, 2025, is $258,533 of deferred salary and interest, $190,013 of which bears interest at 12%. As of February 28, 2025, included in the balance due to the related party is $252,833 of deferred salary and interest, $190,013 of which bears interest at 12%. The accrued interest included in the loan at May 31, 2025, and February 28, 2025, was $57,275, and $51,575, respectively.

During the three months ended May 31, 2025, the Company paid out gross payments to the CEO of $1,496,687 offset by a bonus accrual of $250,000, which yields a net change of $1,246,687 relating to deferred compensation for CEO. This was all in accordance with a December 2023 board action allowing for $1 million of annual discretionary compensation as well as a February 28, 2025, board action which provided an additional $1.5 million in compensation. There were no payments or accruals for the three months ended May 31, 2025, relating to deferred compensation for CEO. The balance of deferred compensation for CEO was $955,913 and $2,202,600 at May 31, 2025, and February 28, 2025, respectively

For the three months ended May 31, 2025, the Company accrued $0 (three months ended May 31 2024-$0) of incentive compensation plan payable to the CEO . This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At May 31, 2025, and February 28, 2025, there was $4,000,000 and $4,000,000 of incentive compensation payable.

During the three months ended May 31, 2025, and 2024, the Company was charged $736,875 and $631,584, respectively for fees for research and development from a company partially owned by a principal shareholder. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at both May 31, 2025, and February 28, 2025, the balance due to this company was $76,532.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of May 31, 2025, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of May 31, 2025, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 24, 2024, a prospective lender filed a claim against the Company for an alleged breach of a non-binding term sheet made on June 7, 2024. The Company and its counsel believe the claim is without merit however the courts have mandated mediation. After consideration of business factors the parties executed a settlement agreement in June 2025 with the Company agreeing to pay $65,000 with no admission of wrong doing. The Company accrued the $65,000 at May 31, 2025.

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

Artificial Intelligence Technology Solutions Inc.

Date: July 15, 2025	BY:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: July 15, 2025	BY:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)

- 35 -