Form 10-Q
period 2025-11-30
Artificial Intelligence Technology Solutions Inc.
filed 2026-01-14
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,287,280,437 shares of common stock were issued and outstanding as of January 12, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2025 (unaudited)	February 28, 2025*
ASSETS
Current assets:
Cash	$143,801	$865,975
Accounts receivable, net	1,306,020	1,367,331
Share proceeds receivable	—	418,669
Device parts inventory, net	1,138,333	1,583,726
Prepaid expenses and deposits	505,285	792,842
Total current assets	3,093,439	5,028,543
Operating lease asset	970,324	1,010,545
Revenue earning devices, net of accumulated depreciation of $3,756,281 and $2,292,172, respectively	5,195,308	4,539,180
Fixed assets, net of accumulated depreciation of $582,896 and $491,186, respectively	221,433	258,328
Trademarks	35,319	33,321
Investment at cost	100,000	100,000
Security deposit	15,880	15,880
Total assets	$9,631,703	$10,985,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,211,067	$2,121,871
Customer deposits	162,811	91,578
Current operating lease liability	245,173	197,349
Current portion of deferred variable payment obligation	2,837,536	1,901,258
Loan payable - related party	437,984	329,365
Deferred compensation for CEO	1,392,230	2,202,600
Current portion of loans payable, net of discount of $512,676 and $0	6,747,115	519,105
Current portion of accrued interest payable	2,083,352	213,555
Total current liabilities	17,117,268	7,576,681
Non-current operating lease liability	711,842	810,513
Loans payable, net of discount of $0 and $360,163, respectively	20,535,881	31,922,078
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	4,000,000	4,000,000
Accrued interest payable	13,444,645	13,680,453
Total liabilities	58,334,636	60,514,725

Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly,$1,200 stated value, 5,000 shares authorized, no shares issued and outstanding at November 30, 2025 and February 28, 2025, respectively	—	—
Series C Convertible, Redeemable Preferred Stock. $0.001 par value; $1,200 stated value, redeemable at 109.5%, 12% dividend, 1,000 shares authorized, 667 and 306 shares issued and outstanding at November 30, 2025 and February 28, 2025, respectively	876,968	402,084

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,534,000 shares authorized; no shares issued and outstanding at November 30, 2025 and February 28, 2025, respectively	—	—
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at November 30, 2025 and February 28, 2025, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,513 and 2,513 shares issued and outstanding, respectively	2,513	2,513
Common Stock, $0.00001 par value; 27,500,000,000 shares authorized 23,287,834,008 and 14,412,453,768 shares issued, issuable and outstanding, respectively	232,878	144,125
Additional paid-in capital	115,170,827	106,316,844
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(165,088,555)	(156,496,930)
Total stockholders’ deficit	(49,579,901)	(49,931,012)
Total liabilities and stockholders’ deficit	$9,631,703	$10,985,797

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024

Revenues	$2,010,158	$1,750,968	$5,753,744	$4,277,951

Cost of Goods Sold	202,441	289,339	426,485	688,024
Depreciation and amortization	507,265	287,799	1,448,441	729,672
Total Cost of Goods Sold	709,706	577,138	1,874,926	1,417,696

Gross Profit	1,300,452	1,173,830	3,878,818	2,860,255

Operating expenses:
Research and development (Note 9)	1,096,970	579,045	3,104,303	1,897,165
General and administrative	2,737,329	2,733,547	8,604,371	8,220,564
Depreciation and amortization	36,358	106,261	107,379	309,699
Operating lease cost and rent	61,295	57,875	182,092	182,855
Total operating expenses	3,931,952	3,476,728	11,998,145	10,610,283

Loss from operations	(2,631,500)	(2,302,898)	(8,119,327)	(7,750,028)

Other income (expense), net:
Interest expense	(1,469,300)	(1,401,076)	(4,182,611)	(4,072,108)
Gain (loss) on settlement of debt	(630,000)	—	3,740,185	(6,520)
Total other income (expense), net	(2,099,300)	(1,401,076)	(442,426)	(4,078,628)

Net Loss	$(4,730,800)	$(3,703,974)	$(8,561,753)	$(11,828,656)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common share outstanding - basic	21,820,801,041	12,161,286,427	18,590,935,695	11,071,139,695

Weighted average common share outstanding - diluted	21,820,801,041	12,161,286,427	18,590,935,695	11,071,139,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Temporary Equity		Shareholder’s Deficit
	Series B Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2024	—	—	3,350,000	$3,350	2,533	$101,619	9,238,750,958	$92,388	$92,565,513	$(132,962,427)	$(40,199,557)
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	—	—	—	—	—	—	—	—	—	(4,175,535)	(4,175,535)
Issuance of shares, net of $116,046 issuance costs	—	—	—	—	—	—	1,080,166,425	10,802	2,671,791	—	2,682,593
Issuance of Series B Preferred Shares	300	360,000	—	—	—	—	—	—	(82,000)	—	(82,000)
Series B Preferred Shares issued as commitment fee	20	24,000	—	—	—	—	—	—	(24,000)	—	(24,000)
Series B Preferred shares issued as dividend	2	2,568	—	—	—	—	—	—	(2,568)	—	(2,568)
Redemption of Series B Preferred shares	(107)	(128,856)	—	—	—	—	—	—	28,856	(28,856)	—
Stock based compensation	—	—	—	—	—	—	—	—	83,323	—	83,323
Net income	—	—	—	—	—	—	—	—	—	(4,194,359)	(4,194,359)
Balance at May 31, 2024	215	$257,712	3,350,000	$3,350	2,533	$101,619	10,318,917,383	$103,190	$95,240,915	$(141,361,177)	$(45,912,103)

Issuance of shares, net of $195,656 issuance costs	—	—	—	—	—	—	1,330,610,802	13,306	4,478,054	—	4,491,360
Debt exchanged for common stock	—	—	—	—	—	—	57,142,857	571	199,429	—	200,000
Series F Preferred Shares exchanged for debt	—	—	—	—	(20)	(20)	—	—	(65,793)	(334,187)	(400,000)
Series B Preferred shares issued as dividend	2	2,620	—	—	—	—	—	—	(2,620)	—	(2,620)
Redemption of Series B Preferred shares	(217)	(260,332)	—	—	—	—	—	—	60,333	(60,333)	—
Stock based compensation	—	—	—	—	—	—	—	—	83,323	—	83,323
Net income	—	—	—	—	—	—	—	—	—	(3,930,323)	(3,930,323)
Balance at August 31, 2024	—	$—	3,350,000	$3,350	2,513	$101,599	11,706,671,042	$117,067	$99,993,641	$(145,686,020)	$(45,470,363)

Issuance of shares, net of $93,885 issuance costs	—	—	—	—	—	—	875,000,000	8,750	2,064,643	—	2,073,393
Stock based compensation	—	—	—	—	—	—	—	—	83,323	—	83,323
Net income	—	—	—	—	—	—	—	—	—	(3,703,974)	(3,703,974)
Balance at November 30, 2024	—	$—	3,350,000	$3,350	2,513	$101,599	12,581,671,042	$125,817	$102,141,607	$(149,389,994)	$(47,017,621)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Temporary Equity		Shareholder’s Deficit
	Series B & C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2025	306	$402,084	3,350,000	$3,350	2,513	$101,599	14,412,453,768	$144,125	$106,316,844	$(156,496,930)	$(49,931,012)
Issuance of shares, net of $121,746 issuance costs	—	—	—	—	—	—	1,900,000,000	19,000	2,672,294	—	2,691,294
Debt exchanged for common shares	—	—	—	—	—	—	685,000,000	6,850	1,243,650	—	1,250,500
Series C Preferred shares issued as dividend	9	12,073	—	—	—	—	—	—	(12,073)	—	(12,073)
Stock based compensation	—	—	—	—	—	—	—	—	80,355	—	80,355
Net income	—	—	—	—	—	—	—	—	—	(4,594,018)	(4,594,018)
Balance at May 31, 2025	315	$414,157	3,350,000	$3,350	2,513	$101,599	16,997,453,768	$169,975	$110,301,070	$(161,090,948)	$(50,514,954)

Issuance of shares, net of $75,919 issuance costs	—	—	—	—	—	—	1,540,380,240	15,403	1,236,983	—	1,252,386
Debt exchanged for common shares	—	—	—	—	—	—	1,250,000,000	12,500	1,237,500	—	1,250,000
Series C Preferred shares issued as dividend	9	12,435	—	—	—	—	—	—	(12,435)	—	(12,435)
Series C penalty shares	114	149,307	—	—	—	—	—	—	(149,307)	—	(149,307)
Redemption of Series C shares	(95)	(125,000)	—	—	—	—	—	—	29,871	(29,871)	—
Stock based compensation	—	—	—	—	—	—	—	—	80,355	—	80,355
Net income	—	—	—	—	—	—	—	—	—	763,064	763,064
Balance at August 31, 2025	343	$450,899	3,350,000	$3,350	2,513	$101,599	19,787,834,008	$197,878	$112,724,037	$(160,357,755)	$(47,330,891)

Issuance of shares, net of $166,496 issuance costs	—	—	—	—	—	—	1,600,000,000	16,000	841,504	—	857,504
Debt exchanged for common shares	—	—	—	—	—	—	1,900,000,000	19,000	1,951,000	—	1,970,000
Series C Preferred shares issued as dividend	10	13,539	—	—	—	—	—	—	(13,539)	—	(13,539)
Series C penalty shares	314	412,530	—	—	—	—	—	—	(412,530)	—	(412,530)
Stock based compensation	—	—	—	—	—	—	—	—	80,355	—	80,355
Net income	—	—	—	—	—	—	—	—	—	(4,730,800)	(4,730,800)
Balance at November 30, 2025	667	$876,968	3,350,000	$3,350	2,513	$101,599	23,287,834,008	$232,878	$115,170,827	$(165,088,555)	$(49,579,901)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,561,753)	$(11,828,656)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,555,817	1,039,371
Bad debts expense	141,482	37,995
Inventory provision	—	150,000
Reduction of right of use asset	104,585	91,152
Accretion of lease liability	79,294	90,165
Stock based compensation	241,065	249,969
Amortization of debt discounts	301,615	198,696
Penalty added to face value of loan	16,560	—
(Gain) loss on settlement of debt	(3,740,185)	6,520
Increase in related party accrued payroll and interest	108,619	39,976
Changes in operating assets and liabilities:
Accounts receivable	(80,171)	(531,703)
Prepaid expenses	290,118	199,972
Deposit on right of use asset	(13,187)	—
Device parts inventory	(1,718,797)	(2,778,439)
Accounts payable and accrued expenses	1,084,168	700,082
Deferred compensation for CEO	(810,370)	(195,000)
Customer deposits	71,233	28,619
Operating lease liabilities	(178,849)	(171,898)
Current portion of deferred variable payment obligation for payments	936,278	695,594
Accrued interest payable	2,721,315	3,083,301
Net cash used in operating activities	(7,451,163)	(8,894,284)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(10,863)	(23,724)
Acquisition of trademarks	(1,998)	(4,144)
Convertible note receivable	—	(50,000)
Net cash used in investing activities	(12,861)	(77,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	5,219,853	8,894,645
Proceeds from loans payable	2,375,671	350,000
Repayment of loans payable	(728,674)	(183,000)
Proceeds on issuance of Series B Preferred shares	—	278,000
Redemption of Series B or Series C Preferred shares	(125,000)	(389,188)
Net cash provided by financing activities	6,741,850	8,950,457

Net change in cash	(722,174)	(21,695)

Cash, beginning of period	865,975	105,926

Cash, end of period	$143,801	$84,231

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$97,979	$81,040
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Share proceeds receivable	$418,669	$352,701
Transfer from device parts inventory to revenue earning devices	$2,164,190	$2,876,508
Right of use asset for lease liability	$53,739	$—
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	$—	$4,175,535
Exchange of Series F preferred stock for note payable	$—	$400,000
Exchange of note payable for common stock	$3,840,590	$200,000
Series B or Series C preferred shares issued as dividend	$38,047	$5,188
Discount applied to face value of loans	$454,129	$—
Series C penalty shares issued	$561,837	$—

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

For the nine months ended November 30, 2025, the Company had negative cash flow from operating activities of $7,451,163. As of November 30, 2025, the Company has an accumulated deficit of $165,088,555, and negative working capital of $14,023,829. Management does not anticipate having positive cash flow from operations in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised, nor can we provide assurance that these possible raises may not have dilutive effects. In June 2025, the Company entered into an equity financing agreement whereby an investor will purchase up to $30,000,000 of the Company’s common stock at a discount over a two-year period. There still remains about $27 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways: growing revenues, through equity proceeds, and issuing non-convertible debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on May 29, 2025. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group, Inc, Robotic Assistance Devices Mobile, Inc., Robotic Assistance Devices Lanka Pvt Limited, and Robotic Assistance Devices Residential, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended November 30, 2025 are not necessarily indicative of the results that may be expected for the entire year.

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

Concentrations

Loans payable

At November 30, 2025 there were $27,795,672 of loans payable, $26,801,006 or 96% of these loans to companies controlled by one individual. At February 28, 2025 there were $32,801,345 loans payable, $28,581,506 or 87% of these loans to companies controlled by one individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $175,000 and $140,000 provided as of November 30, 2025 and February 28, 2025, respectively. For the three months ended November 30, 2025, one customer accounted for 39% of total accounts receivable. For the three months ended November 30, 2024, one customer accounted for 61% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of November 30, 2025 and February 28, 2025 there was a valuation reserve of $465,000 and $465,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At November 30, 2025 and February 28, 2025, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the nine months ended November 30, 2025, one customer accounted for 57% of total revenue and for the nine months ended November 30, 2024, one customer accounted for 57% of total revenue.

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
November 30, 2025
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$4,000,000	$—	$—	$4,000,000

February 28, 2025
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$4,000,000	$—	$—	$4,000,000

For the incentive compensation plan (revaluation of equity awards payable in Series G shares) referred to above, the Company recorded stock based compensation of $0 and $0 for the three months ended November 30, 2025 and February 28, 2025 with corresponding adjustments to incentive compensation plan payable

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and advances, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024
Device rental activities	$1,807,083	$1,429,112	$5,129,840	$3,475,546
Direct sales of goods and services	203,075	321,856	623,904	802,405
	$2,010,158	$1,750,968	$5,753,744	$4,277,951

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

Below is a summary of our lease assets and liabilities at November 30, 2025 and February 28, 2025.

Leases	Classification	November 30, 2025	February 28, 2025
Assets
Operating	Operating Lease Assets	$970,324	$1,010,545
Liabilities
Current
Operating	Current Operating Lease Liability	$245,173	$197,349
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	711,842	810,513
Total lease liabilities		$957,015	$1,007,862

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

Rent expense and operating lease cost was $61,295 and $182,092 for the three and nine months ended November 30, 2025, respectively, and $57,875 and $182,855 for the three and nine months ended November 30, 2024, respectively.

6. INVESTMENT

On December 23, 2022 the Company entered into a Simple Agreement for Future Equity (SAFE) contract to invest $50,000 to acquire shares of a company’s capital stock at a discount. On June 3, 2024 the Company acquired a $50,000 convertible note receivable from Nightingale Intelligent Systems, Inc., a private Delaware corporation that provides unmanned aerial vehicles (UAV) for commercial applications. On January 3, 2025 the Company exchanged it’s convertible note receivable for : 1,770,840 Series A preferred shares, 15,000 common shares and 165,000 common share warrants. On February 28, 2025, there was a 10 :1 split. The Company now holds 177,084 Series A preferred shares, 1,500 common shares and 16,500 common share warrants (at a strike price of $0.80/share). The Company values the Nightingale Intelligent Systems, Inc.’s shares and warrants at $50,000 bringing total investments at cost to $100,000 at November 30, 2025

7. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	November 30, 2025	February 28, 2025
Revenue earning devices	$8,951,589	$6,831,352
Less: Accumulated depreciation	(3,756,281)	(2,292,172)
	$5,195,308	$4,539,180

During the three and nine months ended November 30, 2025 the Company made total additions to revenue earning devices of $359,974 and $2,120,237 respectively, which were transfers from inventory. During the three and nine months ended November 30, 2024 the Company made total additions to revenue earning devices of $1,069,822 and $2,800,355, respectively, which were transfers from inventory.

Depreciation and amortization for the three and nine months ended November 30, 2025 and 2024 are as follows:

Depreciation and Amortization	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024

Cost of Goods Sold	$507,265	$287,799	$1,448,441	$729,672
Operating expenses	5,831	79,662	15,671	198,935
Total Depreciation and Amortization	$513,096	$367,461	$1,464,112	$928,607

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. FIXED ASSETS

Fixed assets consisted of the following:

	November 30, 2025	February 28, 2025
Automobile	$74,237	$74,237
Demo devices	346,139	302,186
Tooling	107,020	107,020
Machinery and equipment	17,246	8,825
Computer equipment	157,448	157,448
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	38,746	36,305
Leasehold improvements	26,956	26,956
	804,329	749,514
Less: Accumulated depreciation	(582,896)	(491,186)
	$221,433	$258,328

During the three months ended November 30, 2025, the Company made additions of $14,309 of which $11,868 were transfers from inventory with remaining additions of $2,441. During the nine months ended November 30, 2025, the Company made additions of $54,816 of which $43,953 were transfers from inventory with remaining additions of $10,863. During the three months ended November 30, 2024, the Company made additions of $25,603, all of which were transfers from inventory. During the nine months ended November 30, 2024, the Company made additions of $99,877 of which $76,153 were transfers from inventory with remaining additions of $23,724.

Depreciation and amortization for the three and nine months ended November 30, 2025 and 2024 are as follows:

Depreciation and Amortization	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024

Fixed assets	$30,527	$26,599	$91,708	$110,764
Revenue earning devices	5,831	79,662	15,671	198,935
Total Depreciation and Amortization included in operating expenses	$36,358	$106,261	$107,379	$309,699

9. DEFERRED VARIABLE PAYMENT OBLIGATION

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

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019, and accrue every quarter thereafter. As of November 30, 2025, the Company has accrued $2,837,536 in Payments of which $1,599,972 are in arrears. As of February 28, 2025, the Company has accrued approximately $1,901,258 in Payments, of which $904,377 is in arrears. No notices have been received by the Company.

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of November 30, 2025, and February 28, 2025, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months and nine months ended November 30, 2025 and year ended February 28, 2025, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both November 30, 2025 and February 28, 2025.

10. RELATED PARTY TRANSACTIONS

For both the three months and nine months ended November 30, 2025 and November 30, 2024, the Company had no repayments of net advances from its loan payable-related party. At November 30, 2025, the loan payable-related party was $437,984 and $329,635 at February 28, 2025. Included in the balance due to the related party at November 30, 2025 is $361,452 of deferred salary and interest, $239,600 of which bears interest at 12%. As of February 28, 2025, included in the balance due to the related party is $252,833 of deferred salary and interest, $190,013 of which bears interest at 12%. The accrued interest included in the loan at November 30, 2025, and February 28, 2025, was $70,689, and $51,575, respectively.

During the nine months ended November 30, 2025, the Company paid out gross payments to the CEO of $1,560,370 offset by a bonus accrual of $750,000, which yields a net change of $810,370 relating to deferred compensation for CEO. This was all in accordance with a December 2023 board action allowing for $1 million of annual discretionary compensation as well as a February 28, 2025, board action which provided an additional $1.5 million in compensation. The balance of deferred compensation for CEO was $1,392,230 and $2,202,600 at November 30, 2025, and February 28, 2025, respectively

For the three and nine months ended November 30, 2025, the Company accrued $0 (three and nine months ended November 30, 2024-$0) of incentive compensation plan payable to the CEO. This would be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At November 30, 2025, and February 28, 2025, there was $4,000,000 and $4,000,000 of incentive compensation payable.

During the three months ended November 30, 2025, and 2024, the Company was charged $655,721 and $556,175, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the nine months ended November 30, 2025, and 2024, the Company was charged $1,990,873 and $1,846,005, respectively for fees for research and development from a company partially owned by a principal shareholder. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at both November 30, 2025, and February 28, 2025, the balance due to this company was $76,532.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at November 30, 2025 consisted of the following:

Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1)*	$3,500	22%
December 10, 2020	March 1, 2027	Promissory note	(2)	3,921,168	12%
December 10, 2020	March 1, 2027	Promissory note	(3)	2,754,338	12%
December 10, 2020	December 10, 2024	Promissory note	(4)*	182,165	12%
December 14, 2020	March 1, 2027	Promissory note	(5)	310,375	12%
December 30, 2020	March 1, 2027	Promissory note	(6)	350,000	12%
January 1, 2021	March 1, 2027	Promissory note	(7)	25,000	12%
January 1, 2021	March 1, 2027	Promissory note	(8)	145,000	12%
January 14, 2021	March 1, 2027	Promissory note	(9)	-	12%
February 22, 2021	March 1, 2027	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2027	Promissory note	(11)	2,585,000	12%
June 8, 2021	June 8, 2027	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	-	7%
September 14, 2021	September 14, 2027	Promissory note	(14)	1,650,000	12%
July 28, 2022	March 1, 2027	Promissory note	(15)	170,000	15%
August 30, 2022	August 30,2027	Promissory note	(16)	3,000,000	15%
September 7, 2022	March 1, 2027	Promissory note	(17)	400,000	15%
September 8, 2022	March 1, 2027	Promissory note	(18)	475,000	15%
October 13, 2022	March 1, 2027	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
October 27, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
November 30, 2023	April 30, 2026	Purchase Agreement	(21)	203,000	15%
March 8, 2024	August 8, 2025	Purchase Agreement	(22)*	350,000	15%
July 26, 2025	July 26, 2026	Promissory note	(23)	165,000	15%
August 7,2025	August 7,2026	Promissory note	(24)	245,000	15%
August 25, 2025	August 25, 2026	Promissory note	(25)	137,500	15%
August 25, 2025	May 6, 2026	Future Receivables Purchase and Sale Agreement	(26)	498,626	108%
September 25, 2025	September 25, 2026	Promissory note	(27)	550,000	15%
October 30. 2025	October 30. 2026	Promissory note	(28)	200,000	15%
November 6, 2025	November 6, 2026	Promissory note	(29)	275,000	15%
November 24, 2025	November 24, 2026	Promissory note	(30)	450,000	15%
				$27,795,672

Less: current portion of loans payable				(7,259,791)
Less: discount on non-current loans payable				-
Non-current loans payable, net of discount				$20,535,881

Current portion of loans payable				$7,259,791
Less: discount on current portion of loans payable				(512,676)
Current portion of loans payable, net of discount				$6,747,115

*	In default

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $0.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $300,000 has been repaid during the year ended February 29, 2024. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.The maturity date was extended from December 10, 2023 to December 10, 2024 on February 29, 2024 and a fee of $22,958 was paid and charged to interest expense. The note is in default. No notices have been sent.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. On March 1, 2024, the unamortized relative fair value discount of $65,092 was removed with a corresponding adjustment to accumulated deficit. A $8,399 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the nine months ended November 30, 2025, the Company recorded amortization expense of $138, with an unamortized discount of $0 at November 30, 2025.The loan is fully amortized.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $80,284 was removed with a corresponding adjustment to accumulated deficit. A $10,559 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from January 14, 2024, to March 1, 2025, with all other terms and Conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the nine months ended November 30, 2025, the Company recorded amortization expense of $144, with an unamortized discount of $0 at November 30, 2025.The loan is fully amortized. On February 11, 2025, the Company repaid $162,000 through the issuance of 60,000,000 common shares. The remaining $388,000 in loan principal as well as $35,500 in accrued interest ( all totaling $425,500) was repaid on March 5, 2025 through the issuance of 185,000,000 common shares.

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022, to February 22, 2024, on February 28, 2022, in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. On November 28, 2023, the parties extended the maturity date from February 22, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On March 1, 2024, the unamortized relative fair value discount of $497,614 was removed with a corresponding adjustment to accumulated deficit. A $55,585 unamortized discount remained. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the nine months ended November 30, 2025, the Company recorded amortization expense of $700, with an unamortized discount of $0 at November 30, 2025. The loan is fully amortized.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized. This note was again extended to March 1, 2025. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the nine months ended November 30, 2025, the Company has issued 3,835,000,000 common shares at fair market value of $4,470,500 to repay $3,840,500 in loan principal with a loss on settlement of debt of $630,000.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note was extended to June 8, 2025. On March 1, 2024, the unamortized relative fair value discount of $33,547 was removed with a corresponding adjustment to accumulated deficit. A $4,121 unamortized discount remained. For the six months ended August 31, 2025, the Company recorded amortization expense of $964, with an unamortized discount of $0 at August 31, 2025. The loan is fully amortized On April 16, 2025, the parties again extended the maturity date from June 8, 2025, to June 8, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. During the six months ended August 31, 2025 the Company repaid $420,000 as part of a settlement with the estate of the lender. A settlement agreement was entered into on April 25,2025 between the Company and the Estate of the lender whereby the Company will repay a total of $420,000 to fully discharge the outstanding loan balance and accrued interest which totaled $4,790,185. This settlement agreement was approved by the court on June 5, 2025. Upon settlement in August 2025, the Company recorded a gain on settlement of debt of $4,370,185. At August 31, 2025 the outstanding principal and interest was $0.

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $572,549 was removed with a corresponding adjustment to accumulated deficit. A $66,846 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $6,476, with an unamortized discount of $18,705 at November 30, 2025. On April 16, 2025, the parties again extended the maturity date from September 14, 2025, to September 14, 2027, with all other terms and conditions remaining the same.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from July 28, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. On March 1, 2024, the unamortized relative fair value discount of $11,535 was removed with a corresponding adjustment to accumulated deficit. This note has been fully amortized. This note was extended to August 30, 2025. On April 16, 2025, the parties again extended the maturity date from August 30, 2025, to August 30, 2027, with all other terms and conditions remaining the same.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 7, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 8, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from October 13, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(20)	On October 28, 2022, the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At February 29, 2024 the Company has issued all 10 tranches totaling $ 4,000,000 as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. On March 1, 2024, the unamortized relative fair value discount of $286,775 was removed with a corresponding adjustment to accumulated deficit. A $47,892 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $13,502, with an unamortized discount of $19,409 at November 30, 2025.

November 9, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,750. On March 1, 2024, the unamortized relative fair value discount of $288,513 was removed with a corresponding adjustment to accumulated deficit. A $48,126 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $13,567, with an unamortized discount of $19,508 at November 30, 2025.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. On March 1, 2024, the unamortized relative fair value discount of $291,694 was removed with a corresponding adjustment to accumulated deficit. A $48,290 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $13,613, with an unamortized discount of $23,671 at November 30, 2025.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $287,814 was removed with a corresponding adjustment to accumulated deficit. A $47,976 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $13,525, with an unamortized discount of $19,446 at November 30, 2025.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $286,813 was removed with a corresponding adjustment to accumulated deficit. A $48,124 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $13,567, with an unamortized discount of $19,508 at November 30, 2025.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $288,342 was removed with a corresponding adjustment to accumulated deficit. A $48,294 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $13,614, with an unamortized discount of $19,581 at November 30, 2025.

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. On March 1, 2024, the unamortized relative fair value discount of $286,821 was removed with a corresponding adjustment to accumulated deficit. A $48,409 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $13,647, with an unamortized discount of $19,630 at November 30, 2025.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. On March 1, 2024, the unamortized relative fair value discount of $294,824 was removed with a corresponding adjustment to accumulated deficit. A $48,777 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $13,749, with an unamortized discount of $19,786 at November 30, 2025.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. On March 1, 2024, the unamortized relative fair value discount of $348,831 was removed with a corresponding adjustment to accumulated deficit. A $49,978 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $14,085, with an unamortized discount of $20,299 at November 30, 2025.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. On March 1, 2024, the unamortized relative fair value discount of $254,487 was removed with six a corresponding adjustment to accumulated deficit. A $48,611 unamortized discount remained. For the nine months ended November 30, 2025, the Company recorded amortization expense of $13,703, with an unamortized discount of $19,715 at November 30, 2025.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(21)	On November 30, 2023, the Company entered into an agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on April 30,2024 through to April 30, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment and after maturity. The Company has repaid $147,000 and $53,000 in accrued interest in July to account for the missed April through to August 2024 payments in agreement with the lender. The Company have missed the subsequent monthly payments. On April 16, 2025, the parties again extended the maturity date from April 30, 2025, to April 30, 2026, with all other terms and conditions remaining the same.

(22)	On March 8, 2024, the Company entered into another agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on August 8, 2024 through to August 8, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after- acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment and after maturity. The August 2024 through to August 2025 payments have not been made but will be resolved with the lender and the note was not repaid at maturity. The Company believes it will re-negotiate the maturity date with the lender as it has done with similar loans. No notices have been sent.

(23)	Original $165,000 note may be pre-payable at any time. The note balance includes an original issue discount of $15,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed.

(24)	Original $245,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed.

(25)	Original $137,500 note may be pre-payable at any time. The note balance includes an original issue discount of $12,500. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed.

(26)	On August 25, 2025, the Company entered into Future Receivables Purchase and Sale Agreement secured by a general security charging all of RAD’s present and after- acquired property. The Company received net proceeds of $555,671 after fees of $29,329 and a financing fee of $222,300 for total fees of $251,629. The Company must repay $807,300, in weekly payments of 7% of estimated receipts from accounts receivables. The estimated monthly payments will be approximately $99,725. For the nine months ended November 30, 2025, the Company recorded amortization expense of $96,211, with an unamortized discount of $155,418 at November 30, 2025. For the nine months ended November 30, 2025, the Company has repaid $308,674.

(27)	Original $550,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the nine months ended November 30, 2025, the Company recorded amortization expense of $8,031, with an unamortized discount of $41,969 at November 30, 2025.

(28)	Original $200,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the nine months ended November 30, 2025, the Company recorded amortization expense of $1,935, with an unamortized discount of $23,065 at November 30, 2025.

(29)	Original $275,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the nine months ended November 30, 2025, the Company recorded amortization expense of $1,412, with an unamortized discount of 23,588 at November 30, 2025.

(30)	Original $450,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the nine months ended November 30, 2025, the Company recorded amortization expense of $622, with an unamortized discount of 49,378 at November 30, 2025.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary or Preferred Stock Activity

Series C Convertible, Redeemable Preferred Stock (Temporary Equity)

On February 10, 2025, in connection with a Share Purchase Agreement the Company created a new class of Series C Convertible Redeemable with 1,000 authorized shares.

In exchange for 306 Series C Convertible Redeemable Preferred Shares, the Company received gross proceeds of $306,000 with net proceeds of $278,580 after paying $6,000 in legal fees and $21,420 in broker fees both charged against paid in capital. The Company must redeem the shares at stated capital of 1,200 per share and a 1.09 premium at 180 days after issuance, On August 9.2025. The Company recorded the 306 outstanding shares at its redemption value of $402,084 at February 28, 2025, with the offsetting adjustment to paid in capital. On May 10, 2025 the Company issued the 12% quarterly dividend in 9.19 Series C shares with a redemption value of $12,073. On August 9, 2025 the Company issued the 12% quarterly dividend in 9.46 Series C shares with a redemption value of $12,436. On August 9, 2025 the Company recorded a 35% penalty due to not redeeming the shares at the redemption date. The penalty amounted to 114 Series C shares at a value of $149,307. On August 25, 2025 the Company redeemed 95 Series C shares for $125,000. Included in that payment was a deemed dividend of $28,871. On November 7, 2025 the Company issued the 12% quarterly dividend in 10.3 Series C shares with a redemption value of $13,539. The Company recorded a penalty for not converting 96 shares of a value of $115,200 on September 22, 2025. The penalty was recorded as additional 314 Series C preferred shares at a value of $412,530 with a corresponding adjustment to paid in capital. The September 22, 2025 conversion was rescinded on December 5, 2025 and a new conversion was done for 84 series C shares for 199,446,429 common shares at a value of $100,800 on December 5, 2025. At November 30, 2025, 2025 there were 667 outstanding series C shares with a redemption value of $876,968. At February 28, 2025 there were 306 outstanding series C shares with a redemption value of $402,084.

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

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2025	939	$1.00	8.5
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at November 30, 2025	939	$1.00	8.25

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Activity

The Company’s board of directors voted to increase authorized common shares from 23,000,000,000 to 27,500,000,000 on October 15, 2025.

For the nine months ended November 30, 2025:

- the Company issued 5,040,380,240 common shares with gross proceeds of $5,165,385 and net proceeds of $4,801,184 after issuance costs of $364,161.

- the Company issued 3,835,000,000 common shares to repay $3,840,500 in loans payable and $37,500 in accrued interest all totaling $3,803,000.

Summary of Common Stock Warrant Activity

For the three months and nine months ended November 30, 2025 and November 30, 2024, the Company recorded a total of $80,355 and $83,323, and $241,065 and $249,969 respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2025	47,271,449	$0.003	2.44
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at November 30, 2025	47,271,449	$0.001	1.68

Summary of Common Stock Option Activity -Employee Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2025	182,228,131	$0.02	3.10
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(3,322,058)	$0.02	(2.99)
Outstanding at November 30, 2025	178,906,073	$0.02	2.35

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $61,295 and $182,092 for the three and nine months ended November 30, 2025, respectively, and $57,875 and $182,855 for the three and nine months ended November 30, 2024 respectively.

Summary of rent expense and operating lease cost are recorded over the lease terms on a straight-line basis.

Maturity of Lease Liabilities	Operating Leases
November 30, 2026	$245,173
November 30, 2027	230,348
November 30, 2028	212,514
November 30, 2029	207,558
November 30, 2030	207,558
November 30, 2031 and after	86,482
Total lease payments	1,189,633
Less: Interest	(232,618)
Present value of lease liabilities	$957,015

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) available to common shareholders	$(4,730,800)	$(3,703,974)	$(8,561,753)	$(11,828,656)

Effect of common stock equivalents
Deduct : Dividend on Series B shares	—	—	(29,871)	(89,189)
Deduct: Deemed dividend on redemption of Series F shares	—	—	—	(334,187)
Net income (loss) adjusted for common stock equivalents	(4,730,800)	(3,703,974)	(8,591,624)	(12,252,032)

Denominator:
Weighted average shares – basic	21,820,801,041	12,161,286,427	18,590,935,695	11,071,139,695

Net income (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Dilutive effect of common stock equivalents:
Convertible Debt	—	—	—	—
Preferred shares	—	—	—	—
Warrants	—	—	—	—
	—	—	—	—
Denominator:
Weighted average shares – diluted	21,820,801,041	12,161,286,427	18,590,935,695	11,071,139,695

Net income (loss) per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The anti-dilutive shares of common stock equivalents for the three and nine months ended November 30, 2024 and 2023 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2025	2024	2025	2024

Convertible Series F Preferred Shares*	80,343,027,328	43,406,765,095	80,343,027,328	43,406,765,095
Series C Preferred Shares	1,218,011,111	—	1,218,011,111	—
Stock options and warrants	226,177,522	232,927,455	226,177,522	232,927,455
Total	81,787,215,961	43,639,692,550	81,787,215,961	43,639,692,550

15. SUBSEQUENT EVENTS

Subsequent to November 30, 2025:

— The Company issued 1,800,000,000 common shares to repay $1,080,000 in loans payable.

— On December 5, 2025 the Series C preferred shareholder converted 84 series C shares for 199,446,429 common shares at a value of $100,800.

— On December 9, 2025 the Company issued a promissory note to a lender for $450,000 with cash proceeds of $400,000 and an original issue discount of $50,000. The loan bears interest at 15%, matures in 1 year and has a general security charging all of the Company’s present and after-acquired property.

— On December 17, 2025 the Company issued a promissory note to a lender for $275,000 with cash proceeds of $250,000 and an original issue discount of $25,000. The loan bears interest at 15%, matures in 1 year and has a general security charging all of the Company’s present and after-acquired property.

— On December 22, 2025 the Company issued a convertible, redeemable note to a lender for $495,000 with cash proceeds of $450,000 and an original issue discount of $45,000. The loan bears interest at 12%, the note is redeemable by the Company at any time subject to a premium, matures in 1 year and converts at 80% of the lowest trading price 15 trading days prior to the conversion date including the conversion date. Interest is payable in common shares at either the redemption date or maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and nine months ended November 30, 2025 and November 30, 2024 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2025, as filed on May 29, 2025 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended November 30, 2025, and 2024

The following table shows our results of operations for the three months ended November 30, 2025, and 2024. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period		Change
	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024	Dollars	Percentage

Revenues	$2,010,158	$1,750,968	$259,190	15%

Gross profit	1,300,452	1,173,830	126,622	11%

Operating expenses	3,931,952	3,476,728	455,224	13%

Loss from operations	(2,631,500)	(2,302,898)	(328,602)	(14)%

Other income (expense), net	(2,099,300)	(1,401,076)	(698,224)	(50)%

Net loss	$(4,730,800)	$(3,703,974)	$(1,026,826)	(28)%

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended November 30,	Three Months Ended November 30,	Change
	2025	2024	Dollars	Percentage
Device rental activities	$1,807,083	$1,429,112	$377,971	26%
Direct sales of goods and services	203,075	321,856	(118,781)	(37)%
Total revenues	$2,010,158	$1,750,968	$259,190	15%

Total revenue for the three-month period ended November 30, 2025, was $2,010,158 which represented an increase of $259,190 compared to total revenue of $1,750,968 for the three months ended November 30, 2024. There has been a 15% increase in revenues as a result of higher rental activities growing each quarter through the deployment of new revenue earning devices.

Gross profit

Total gross profit for the three-month period ended November 30, 2025, was $1,173,830, which represented an increase of $126,622 compared to gross profit of $1,173,830 for the three months ended November 30, 2024. The gross profit increased due to the higher sales. The gross profit % of 65% for the three-month period ended November 30, 2025, was slightly lower than the gross profit % of 67% for the prior year’s corresponding period.

Operating Expenses

	Period		Change
	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024	Dollars	Percentage

Research and development	$1,096,970	$579,045	$517,925	89%
General and administrative	2,737,329	2,733,547	3,782	0%
Depreciation and amortization	36,358	106,261	(69,903)	(66)%
Operating lease cost and rent	61,295	57,875	3,420	6%
Total operating expenses	$3,931,952	$3,476,728	$455,224	13%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended November 30, 2025, and November 30, 2024, were $3,931,952 and $3,476,728, respectively. The overall increase of $455,224 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $3,782. There were no significant changes.

●	Research and development increased by $517,925 as the Company continues to develop new hardware and software solutions.

●	Depreciation and amortization decreased by $60,903 due to changes in estimates for the allocation of revenue earning devices not in use.

●	Operating lease cost and rent increased by $3,420 due to one more lease in the current period.

Other Income (Expense)

Other income (expense) during the three months ended November 30, 2024, and November 30, 2023, was ($2,099,300) and ($1,401,076), respectively. The $698,224 increase in other expense was due to higher interest expense and a loss on settlement of debt.

Net loss

We had a net loss of $4,730,800 for the three months ended November 30, 2025, compared to a net loss of $3,703,974 for the three months ended November 30, 2024. The increase in net loss of $1,026,826 is due to a number of factors: higher research and development expenses partially offset by higher gross profit in the three months ended November 30, 2025.

Results of Operations for the Nine Months Ended November 30, 2025, and 2024

The following table shows our results of operations for the nine months ended November 30, 2025, and 2024. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period		Change
	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024	Dollars	Percentage

Revenues	$5,753,744	$4,277,951	$1,475,793	34%

Gross profit	3,878,818	2,860,255	1,018,563	36%

Operating expenses	11,998,145	10,610,283	1,387,862	13%

Loss from operations	(8,119,327)	(7,750,028)	(369,299)	(5)%

Other income (expense), net	(442,426)	(4,078,628)	3,636,202	89%

Net loss	$(8,561,753)	$(11,828,656)	$3,266,903	28%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Nine Months Ended November 30,	Nine Months Ended November 30,	Change
	2025	2024	Dollars	Percentage
Device rental activities	$5,129,840	$3,475,546	$1,654,294	48%
Direct sales of goods and services	623,904	802,405	(178,501)	(22)%
Total revenues	$5,753,744	$4,277,951	$1,475,793	34%

Total revenue for the nine-month period ended November 30, 2025, was $5,753,744 which represented an increase of $1,475,793 compared to total revenue of $4,277,951 for the nine months ended November 30, 2024. This 34% increase was because of higher rental activities partially offset by lower direct sales for the year to date November 30, 2025.

Gross profit

Total gross profit for the nine-month period ended November 30, 2025, was $3,878,818 which represented an increase of $1,018,563, compared to gross profit of $2,860,255 for the nine months ended November 30, 2024. The gross profit increased due to the higher sales. The gross profit percentage of 67% for the nine-month period ended November 30, 2025, was slightly lower than the gross profit percentage of 69% for the prior year’s corresponding period.

Operating Expenses

	Period		Change
	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024	Dollars	Percentage

Research and development	$3,104,303	$1,897,165	$1,207,138	64%
General and administrative	8,604,371	8,220,564	383,807	5%
Depreciation and amortization	107,379	309,699	(202,320)	(65)%
Operating lease cost and rent	182,092	182,855	(763)	(0)%
Total Operating expenses	$11,998,145	$10,610,283	$1,387,862	13%

General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the six-month period ended November 30, 2025 and November 30, 2024, were $11,998,145and $10,610,283, respectively. The overall increase of $1,387,862 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses increased by $383,807. In comparing the nine months ended November 30, 2025, and November 30, 2024 the increase may be partially explained by the following increases: wages and salaries by $337,125, sub-contractors by $265,245 and office expenses by $88,545. These were partially offset by decreases in the following accounts: installation costs by $85,402, professional fees by $58,326, repairs and maintenance by $39,911 and freight by $63,997.

●	Research and development increased by $1,207,138 due to an increase in software development and new products such as the ROAMEO.

●	Depreciation and amortization decreased by $202,320 due to due to changes in estimates for the allocation of revenue earning devices not in use.

●	Operating lease cost and rent decreased by $763 due to the reduction of one lease offset by the addition of another.

Other Income (Expense)

Other income (expense) during the nine months ended November 30, 2025, and November 30, 2024, was ($442,426) and ($4,078,628), respectively. The $3,636,202 decrease in other expense was primarily attributable to the gain on settlement of debt of $3,740,185 offset by an increase in interest expense.

Net loss

We had a net loss of $8,561,753 for the nine months ended November 30, 2025, compared to a net loss of $11,828,656 for the nine months ended November 30, 2024. The decrease in net loss of $3,266,903 is due to a number of factors: higher gross profit and lower other expenses (due to gain on settlement of debt) offset by higher operating expenses for the nine months ended November 30, 2025.

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

As of November 30, 2025, we had a cash balance of $143,801, accounts receivable of $1,306,020, device parts inventory of $1,138,333 and $17,117,268 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	November 30, 2025	February 28, 2025
Current assets	$3,093,439	$5,028,543
Current liabilities	17,117,268	7,576,681
Working capital	$(14,023,829)	$(2,548,138)

As of November 30, 2025 and February 28, 2025, we had a cash balance of $143,801 and $865,975, respectively.

Summary of Cash Flows	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024
Net cash used in operating activities	$(7,451,163)	$(8,894,284)
Net cash used in investing activities	$(12,861)	$(77,868)
Net cash provided by financing activities	$6,741,850	$8,950,457

Net cash used in operating activities.

Net cash used in operating activities for the nine months ended November 30, 2025, was $7,451,163 which included a net loss of $8,561,753, non-cash activity such as the bad debts expense of $141,482, reduction of right of use asset of $104,585, accretion of lease liability $79,294, stock based compensation of $241,065,penalty added to face value of loan of $16,560, gain on settlement of debt of $3,740,185, change in operating assets and liabilities of $2,301,738, amortization of debt discount of $301,615, increase in related party accrued payroll and interest of $108,619 and depreciation and amortization of $1,555,817 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended November 30, 2025, was $12,861 which was the purchase of fixed assets of $10,863, and $1,998 for acquisition of trademarks.

Net cash provided by financing activities.

Net cash provided by financing activities was $6,741,850 for the nine months ended November 30, 2025. This consisted of share proceeds net of issuance costs of 5,219,853, proceeds from loans payable of $2,375,671, reduced by repayments on loans payable of $728,604 and the redemption of Series C redeemable convertible preferred shares of $125,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2025, as filed on May 29, 2025.

Related Party Transactions

For both the three months and nine months ended November 30, 2025 and November 30, 2024, the Company had no repayments of net advances from its loan payable-related party. At November 30, 2025, the loan payable-related party was $437,984 and $329,635 at February 28, 2025. Included in the balance due to the related party at November 30, 2025 is $361,452 of deferred salary and interest, $239,600 of which bears interest at 12%. As of February 28, 2025, included in the balance due to the related party is $252,833 of deferred salary and interest, $190,013 of which bears interest at 12%. The accrued interest included in the loan at November 30, 2025, and February 28, 2025, was $70,689, and $51,575, respectively.

During the nine months ended November 30, 2025, the Company paid out gross payments to the CEO of $1,560,370 offset by a bonus accrual of $750,000, which yields a net change of $810,370 relating to deferred compensation for CEO. This was all in accordance with a December 2023 board action allowing for $1 million of annual discretionary compensation as well as a February 28, 2025, board action which provided an additional $1.5 million in compensation. The balance of deferred compensation for CEO was $1,392,230 and $2,202,600 at November 30, 2025, and February 28, 2025, respectively

For the three and nine months ended November 30, 2025, the Company accrued $0 (three and nine months ended November 30, 2024-$0) of incentive compensation plan payable to the CEO. This would be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At November 30, 2025, and February 28, 2025, there was $4,000,000 and $4,000,000 of incentive compensation payable.

During the three months ended November 30, 2025, and 2024, the Company was charged $655,721 and $556,175, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the nine months ended November 30, 2025, and 2024, the Company was charged $1,990,873 and $1,846,005, respectively for fees for research and development from a company partially owned by a principal shareholder. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at both November 30, 2025, and February 28, 2025, the balance due to this company was $76,532.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of November 30, 2025, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of November 30, 2025, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Artificial Intelligence Technology Solutions Inc.

Date: January 14, 2026	BY:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: January 14, 2026	BY:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)

-36-