Form 10-K
period 2026-02-28
Artificial Intelligence Technology Solutions Inc.
filed 2026-06-09
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2025 based upon the closing price reported on such date was approximately $15,830,267. Shares of voting stock held by each officer and director and by each person who, as of August 31, 2025, may be deemed as have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of June 1, 2026, there were 387,232,589 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties, and assumptions that may cause actual results to differ materially from those expressed or implied herein. Artificial Intelligence Technology Solutions Inc. (the “Company,” “AITX,” “we,” “our,” or “us”) has a history of net losses, negative operating cash flows, and accumulated deficits. Shares of the Company’s common stock are highly speculative. Prospective investors could lose all or a substantial portion of their investment.

Forward-looking statements reflect management’s estimates and assumptions as of the date of this Report. The Company undertakes no obligation to update or revise any forward-looking statement except as required by applicable law. Industry characterizations, including the “Fourth Industrial Revolution” analogy and the “RAD Town” concept, are expressions of management’s strategic narrative and belief, not statements of established fact. References to award recognitions, industry relationships, and competitive positioning are statements of management’s view and do not constitute validation of commercial viability, product efficacy, or competitive outcome. Product capability descriptions in this Report, including descriptions of SARA as enabling devices to “perceive, decide, communicate, and act autonomously in real time, without continuous human intervention,” descriptions of ROAMEO as operating without on-site human pilots, and descriptions of the firearm detection analytic as identifying visible handguns and long guns in real time—reflect design intent and supported field conditions; actual performance depends on environmental conditions, network connectivity, software configuration, and the nature of each deployment, and certain situations may require human review or override. Competitive characterizations in this Report—including that incumbent guard service providers are “structurally disadvantaged” by labor cost pressures and that legacy hardware vendors “typically lack” agentic AI capability—reflect management’s current view and are not statements of established fact; competitors retain significant market share, customer relationships, and competitive resources. Non-GAAP operational metrics—including pipeline quality, conversion rates, dealer network characterizations, and subsidiary-level financial characterizations—are management’s current assessments and are not defined terms under GAAP or SEC requirements. Nothing in this Report constitutes an offer to sell or a solicitation to buy any securities. This Report should not be relied upon as the basis for any investment decision without independent verification and the advice of qualified legal, tax, and financial advisors.

iii

PART I

ITEM 1. BUSINESS

Corporate History and Organization

Artificial Intelligence Technology Solutions Inc. (the “Company,” “AITX,” “we,” “our,” or “us”) was incorporated in the State of Florida on March 25, 2010, under the name On the Move Systems Corp., and reincorporated in the State of Nevada on February 17, 2015. On August 24, 2018, the Company changed its name to Artificial Intelligence Technology Solutions Inc.

In 2017, the Company acquired all of the ownership and equity interests in Robotic Assistance Devices, Inc. (“RAD”), a Nevada corporation founded by Steven Reinharz, the Company’s current Chief Executive Officer and Chief Technology Officer (the “Acquisition”). Prior to the Acquisition, the Company’s operations consisted of an early-stage transportation services business that was disposed of in connection with the Acquisition. As a result, the Acquisition was accounted for as a reverse recapitalization effected through a share exchange, with RAD treated as the accounting acquirer. No goodwill or other intangible assets were recorded in connection with the Acquisition, and the historical operations reflected in our consolidated financial statements are those of RAD.

Since the Acquisition, the Company has been engaged in the development, deployment, and commercialization of artificial intelligence and robotic solutions for security, monitoring, and operational applications. Mr. Reinharz was appointed Chief Executive Officer on March 2, 2021.

As of the date of this Annual Report on Form 10-K, the Company conducts substantially all of its operations through five (5) wholly owned subsidiaries: Robotic Assistance Devices, Inc. (“RAD-I”); Robotic Assistance Devices Group, Inc. (“RAD-G”); Robotic Assistance Devices Mobile, Inc. (“RAD-M”); Robotic Assistance Devices Residential, Inc. (“RAD-R”); and Robotic Assistance Devices Lanka (PVT) Ltd. (“RAD Lanka”), a Sri Lanka entity holding Port City Colombo status that operates as a wholly owned subsidiary of RAD-G. The Company anticipates establishing an additional subsidiary, Robotic Assistance Devices Europe (“RAD Europe”), during fiscal 2027 to support growing business activity in the European Union and to serve as the Company’s cost center for Genera Data Protection Regulation (GDPR)-compliant services.

Business Overview

AITX is a vertically integrated developer and operator of artificial intelligence-driven security and operational automation solutions. The Company designs, manufactures, deploys, and supports a portfolio of stationary devices, mobile autonomous platforms, and software products powered by SARA™ (Speaking Autonomous Responsive Agent), our proprietary agentic AI platform. SARA enables our devices to perceive, decide, communicate, and act autonomously in real time, without continuous human intervention.

Substantially all of our revenue is generated through recurring monthly subscription contracts, typically with minimum twelve-month initial terms, under a Solutions-as-a-Service model in which the Company retains ownership of the deployed hardware. The Company also sells units outright to a limited number of legacy enterprise customers. We expect that, over the deployment life of a subscribed unit, gross margin will exceed 75%, and that gross margin on outright sales will exceed 50% based on average bill of materials costs over the past two years and related sales and dealer channel pricing that our market has appeared to accept.

Our customer base spans logistics, healthcare, commercial real estate, manufacturing, retail, education, government, and residential markets, and includes one Fortune Top 10 enterprise and several additional Fortune 500 enterprises. As of the date of this report, the Company has deployed approximately one thousand devices across the United States and Canada, and is in the early stages of European market entry.

Industry Context and Long-Term Vision

Management views the physical security industry as being in the early stages of the most significant structural transformation in its history. The founder, Steve Reinharz, has written and spoken extensively and is a regular speaker about this transformation since company inception at industry association events hosted by the two industry leading organizations, SIA (Security Industry Organization) and ASIS (American Society for Industry Security). The industry has historically depended on human guard labor, passive video surveillance, and manually monitored alarm systems—a model substantially unchanged in its fundamentals for more than fifty years. That model is, in our view, is undergoing change driven by a variety of factors including increasing challenges with labor and the advent of AI solutions. Guard labor costs continue to rise faster than commercial security budgets; qualified personnel are increasingly difficult to recruit and retain; manual monitoring workflows cannot scale to the volume of cameras and sensors now deployed; and the response-time performance of human-mediated systems is incompatible with the speed at which modern threats develop.

Other industries—logistics, manufacturing, financial services, agriculture—have already passed through the corresponding transition from mechanized labor (the Third Industrial Revolution) to autonomous, AI-orchestrated workflows (commonly described as the Fourth Industrial Revolution, or Industry 4.0). The physical security industry, in management’s view, is now in the first phase of that same transition. AITX is positioned to be a primary participant in this shift, and a substantial portion of the Company’s strategy, capital allocation, and product roadmap is oriented around accelerating it.

Internally, the Company refers to the long-term outcome of this transition as “RAD Town”—a vision in which AITX’s portfolio operates as an integrated autonomous-security fabric across a campus, community, or jurisdiction. In a fully realized RAD Town deployment, ROAMEO mobile units conduct outdoor patrol; AVA manages vehicle access at gates and perimeters; TOM handles credentialed pedestrian and visitor access at building entries; stationary ROSA, RIO, and RAM units provide fixed-position coverage of high-value zones; RADCam protects residential and small-business endpoints; and SARA orchestrates all of it as a single agentic layer, escalating to human responders only when necessary. RAD Town is not a single named site or development; it is the design target around which our product roadmap, software architecture, and partnership strategy are organized.

We believe that the companies that capture the largest share of the value created by this transition will be those that combine proprietary hardware, proprietary AI, a broad partner ecosystem, and operational discipline. The Company’s strategy is built on each of these elements.

Operating Structure and Sales Channels

The Company is organized around four operating subsidiaries focused on commercial product sales and one development and licensing subsidiary. For purposes of management reporting and strategic capital allocation, we view our commercial activity as proceeding along three principal sales avenues: (i) the stationary product portfolio operated through RAD-I; (ii) the mobile autonomous platform operated through RAD-M; and (iii) the agentic AI platform and ecosystem partnerships operated through RAD-G. RAD-R operates a residential product line that is currently a smaller component of consolidated revenue and is discussed separately below.

Management believes that RAD-I, on a standalone basis (based on direct and expenses for only stationary solutions and therefore stripped of any expense not related to stationary solutions and its development), has achieved a point at which its recurring revenue and gross margin could support positive cash flow operations     today. The Company has elected to continue investing materially in RAD-M and RAD-G because we believe those investments will produce substantially larger long-term revenue and enterprise value than would be achievable from RAD-I alone. The Company’s consolidated results therefore continue to reflect the costs of those investments, specifically in mobile, residential and agentic solutions. This positioning reflects management’s view based on internal segment-level analysis; the Company does not separately publish audited standalone financial statements for individual subsidiaries.

RAD-I: Stationary Solutions

Robotic Assistance Devices, Inc. (“RAD-I”) operates the Company’s stationary product portfolio. RAD-I is the largest revenue contributor within the consolidated group, and its product line represents the most mature, most deployed, and most operationally proven elements of our portfolio. RAD-I’s solutions are typically deployed at fixed locations—building entries, gates, perimeters, parking facilities, and interior chokepoints—and are delivered as recurring subscription services.

RAD-I’s current product portfolio includes the following solutions, each of which is integrated with the Company’s SARA agentic AI platform:

ROSA™ (Responsive Observation Security Agent)

ROSA is a compact, self-contained stationary security device combining visual analytics, two-way audio engagement, and AI-driven escalation. ROSA is the Company’s most widely deployed solution and serves as the foundation for several other products in the portfolio. ROSA is used for perimeter and entry-point monitoring, loitering and trespass deterrence, firearm detection, and a range of related applications, and replaces or substantially reduces the need for guard services at protected locations.

RIO™ (ROSA Independent Observatory)

RIO is a portable, solar-powered security tower comprising one or two ROSA devices mounted atop a solar trailer assembly. RIO is designed for rapid deployment in environments where permanent infrastructure is impractical, including construction sites, retail parking lots, healthcare campuses, distribution yards, public events, and temporary high-risk locations. Hundreds of RIO units are actively deployed across the United States.

AVA™ (Autonomous Verified Access)

AVA is a vehicle gate access management solution combining license plate recognition, two-way voice interaction, and cloud-based authorization. AVA is deployed at logistics hubs, gated communities, corporate and industrial campuses, and multi-tenant commercial properties. AVA is sold both as a standalone subscription and as a component of a broader access platform that includes the Homeowners Association Platform (“HOAP”), a digital pass and visitor management application used by residential communities.

TOM™ (The Office Manager)

TOM automates visitor management and front-desk functions at credentialed pedestrian access points. TOM is deployed across corporate campuses, multi-tenant commercial facilities, government buildings, and educational institutions. One of the world’s largest third-party logistics providers uses TOM to manage visitor intake across its North American distribution network.

ROSS™ and RAM™ (Camera Augmentation Software and Hardware)

ROSS is a software platform that adds AI-driven analytics, escalation workflows, and SARA-enabled response to existing third-party IP security cameras. RAM is a complementary hardware module that adds two-way audio, voice interaction, and ROSA-equivalent SARA functionality to third-party cameras. ROSS and RAM enable customers to modernize their existing camera infrastructure without full hardware replacement and provide a low-friction path to broader RAD ecosystem adoption.

Firearm Detection Analytic

The Company’s firearm detection analytic identifies visible handguns and long guns in real time and is available across RAD-I devices and through the ROSS platform. When integrated with SARA, the analytic produces autonomous escalation, voice intervention, administrator notification, and first-responder outreach within seconds of detection. The analytic received the American Security Today ASTORS award for Best Metal/Weapons Detection Solution.

Forthcoming Stationary Solutions

The Company expects to introduce additional stationary solutions during fiscal year 2027. These products are in active development and are intended to expand RAD-I’s coverage of indoor environments, specialized vertical markets, and high-volume credentialed-access workflows. The Company will provide additional disclosure regarding specific forthcoming products through press releases and subsequent periodic filings as they progress to commercial release.

RAD-M: Mobile Autonomous Solutions

Robotic Assistance Devices Mobile, Inc. (“RAD-M”) operates the Company’s mobile autonomous platform business. RAD-M is the second of the Company’s three primary sales avenues and is the principal area in which the Company has invested development capital over the past several fiscal years.

ROAMEO™ (Rugged Observation Assistance Mobile Electronic Officer)

ROAMEO is a fully autonomous, outdoor mobile security vehicle designed to conduct routine patrol operations across corporate campuses, distribution yards, parking facilities, educational and healthcare campuses, municipal parks, and similar large outdoor environments. ROAMEO operates without on-site human pilots, relying on the Company’s autonomous navigation stack, on-board sensor suite, cellular and 5G connectivity, and full integration with the SARA agentic AI platform. ROAMEO is designed to detect, assess, communicate, escalate, and report autonomously, and to replace or substantially reduce the cost of mobile guard patrols conducted in vehicles or on foot.

Development Investment and Deployment Status

Management estimates that the Company has spent approximately $20 million in the cumulative development of the ROAMEO platform across fiscal years preceding the fiscal year covered by this report. This estimate includes cash research and development expenditures, engineering costs, allocated executive and indirect labor, and other indirect costs reasonably attributable to the ROAMEO program. The Company does not separately report segment-level research and development on this basis in its audited consolidated financial statements; the $20 million figure reflects management’s internal allocation and view and is provided here to give investors a directionally accurate sense of the scale of investment that has been made.

Following the additional engineering, manufacturing, and integration work conducted during the fiscal year ended February 28, 2026, the Company commenced commercial deployment and recurring billing on two ROAMEO units in May 2026. Initial deployments are at two enterprise customer sites: a major logistics operator (previously disclosed by press release) and a healthcare group. The Company has additional pre-sold units in its order pipeline and is actively expanding its ROAMEO production capacity to meet demand.

RAD-M Financial Expectations

Management has significant expectations for the RAD-M business. Each ROAMEO deployment is structured as a recurring monthly subscription at a substantially higher monthly price point than the Company’s stationary products, and the addressable market for outdoor autonomous patrol is large relative to the Company’s current revenue base . Management expects that, based on the current sales pipeline and assuming successful execution of the ROAMEO production ramp, RAD-M will surpass RAD-I’s monthly recurring revenue contribution at some point as management believes the mobile business has a higher revenue ceiling than stationary solutions. This is a forward-looking statement; actual results may differ materially, and the timing and magnitude of RAD-M’s revenue contribution will depend on a range of factors including production capacity, customer adoption, and the operational performance of deployed units. See “Cautionary Statement Regarding Forward-Looking Information” at the front of this report.

RAD-G: Agentic AI and Platform Partnerships

Robotic Assistance Devices Group, Inc. (“RAD-G”) operates the Company’s agentic AI development and platform business. RAD-G holds, develops, and commercializes the SARA platform and related AI assets, and is the operating home of the Company’s partnership and ecosystem strategy. RAD Lanka, the Company’s Sri Lanka subsidiary, operates as a wholly owned subsidiary of RAD-G.

SARA™ (Speaking Autonomous Responsive Agent)

SARA is the Company’s proprietary agentic AI platform. SARA combines large language model architecture, situational logic, voice interaction, and autonomous action to enable RAD devices—and, increasingly, third-party devices and platforms—to engage with and respond to security situations in real time. SARA is embedded in substantially all of the Company’s deployed devices and is the foundational asset around which RAD-G’s commercial activity is organized.

SARA received Judges’ Choice and Best in Threat Detection and Response Solutions honors in the Security Industry Association New Product Showcase at ISC West 2025. In 2026, SARA was again recognized at ISC West in connection with the Company’s integration partnership with Immix, the leading central station monitoring software platform.

Platform Partnership Strategy

The Company’s long-term view is that the value of an agentic AI platform in physical security is determined principally by the breadth of devices, monitoring platforms, dealers, and end users with which it integrates. RAD-G is therefore organized around expanding the SARA ecosystem along five categories of relationship:

●	Monitoring platforms and central stations. The Company’s integration with Immix, announced and recognized during fiscal 2026, is intended as a model for embedding SARA into the platforms that already sit at the center of the remote video monitoring industry. Management views this category as the highest-leverage opportunity for SARA adoption.

●	Third-party hardware manufacturers. SARA’s commercial value increases with every additional camera, sensor, and access control device it can operate. The Company is actively pursuing licensing and integration arrangements with hardware vendors across the security industry.

●	Dealers and integrators. As of the date of this report, the Company’s authorized dealer network has grown to over one hundred dealers across the United States, Canada, and the European Union. The dealer channel is one of the Company’s primary growth engines, and RAD-G supports the channel with SARA-enabled product positioning and joint sales materials.

●	Enterprise and Fortune 500 end users. The Company’s existing enterprise customer base serves as both a revenue base and a credibility base for SARA adoption. Deepening relationships within existing accounts and converting reference deployments into category-defining case studies is a continuing priority.

●	Insurance, regulatory, and policy stakeholders. As AI-orchestrated security response becomes a more substantial component of the physical security industry, insurance carriers, municipal regulators, and standards bodies will increasingly shape the operating environment. The Company participates in industry policy efforts, including through Mr. Reinharz’s role on the Board of the Security Industry Association and his chairmanship of its Autonomous Working Group.

RAD-G Sales Funnel and Expectations

RAD-G, based on it’s developing ‘SARA’ solution, has generated substantial industry interest and a relatively substantial sales funnel. The solution has won two Security Industry Association (SIA) awards and Steve Reinharz has been asked several times to speak to various groups and industries about it. This, combined with various partner relationships, incoming interest, outbound prospect generation and other sales activities have created a substantial RAD G sales funnel in management’s view for an early-stage AI platform business. Management has high expectations for substantial revenue generation in this subsidiary. This is a forward-looking statement and actual results may differ materially.

RAD-R: Residential Solutions

Robotic Assistance Devices Residential, Inc. (“RAD-R”) operates the Company’s residential security product business, principally through the RADCam™ product line. RADCam is an AI-powered, voice-enabled security camera designed for homeowners, property managers, and small businesses, and is differentiated from typical residential security cameras by its real-time conversational engagement capability, supported by SARA in an “SOS” configuration.

RAD-R’s financial performance during fiscal 2026 was substantially below Company’s expectations. The principal cause was the structural difference between business-to-business (“B2B”) and business-to-consumer (“B2C”) go-to-market economics. The Company’s core operating expertise, sales channel, and customer acquisition model are built around B2B sale cycles. The B2C residential market requires a substantially higher level of consumer marketing spend than the Company was prepared to commit during fiscal 2026, given competing capital priorities. The business generated an immaterial amount to consolidated revenue.

Notwithstanding the financial result, management continues to view RADCam as a superior product to comparable solutions available in the residential security camera market. The Company has no immediate plans to discontinue service to existing RADCam subscribers or to remove the product from sale. RADCam continues to be available for purchase through radcam.ai, Amazon, and other retail outlets.

The Company has modified the Residential software so that it can be deployed through RAD-I into the small-and-medium business and enterprise markets and be compatible with RAD’s primary solution RADSoC™.

Sales, Channels, and Customers

The Company sells through three principal channels: direct enterprise sales, an authorized dealer network, and online retail (in the case of RADCam). The direct enterprise sales team is led by a Senior Vice President of Sales with multiple direct reports and is supplemented by the President of RAD and the Company’s Chief Executive Officer in larger and more strategic accounts. The dealer network, which has grown to over one hundred authorized dealers across the United States, Canada, and the European Union, addresses small and middle-market accounts and provides geographic reach that direct enterprise sales cannot economically cover.

The Company’s end-user base spans a broad cross-section of industries. Sales pipeline and deployment activity during fiscal 2026 was concentrated in logistics and distribution, healthcare, commercial real estate, manufacturing, retail, education, government, and residential community markets.

Management has identified that the conversion rate of qualified sales opportunities to deployed clients—which historically lagged behind expectations—improved during fiscal 2026, principally as a result of (i) the maturity of the Gen 4 hardware platform, (ii) the broader integration of SARA across the portfolio, (iii) a growing set of reference deployments and case studies, and (iv) targeted investment in dealer enablement. The Company continues to focus on this conversion rate as a primary operational metric.

Manufacturing and Supply Chain

The Company performs final assembly, system integration, software loading, and quality assurance for its hardware products at its facility in Ferndale, Michigan. Sub-component manufacturing, including machined metal and plastic components, printed circuit boards, and selected sub-assemblies, is sourced from a network of domestic and international suppliers. The Company works to, when reasonable, maintain redundant suppliers for substantially all critical components and has structured its supply chain to mitigate concentration risk.

Hardware gross margins to date have been produced under small-batch production conditions. Management expects margin expansion over time as production volumes increase and as the Company captures economies of scale, particularly in connection with the ROAMEO production ramp and additional stationary product introductions.

Intellectual Property

All hardware designs, software, firmware, AI models, and supporting platforms used in the Company’s products are designed, developed, and owned by the Company and its subsidiaries. RAD-I owns the principal intellectual property associated with the Company’s stationary product platform, including the RAD Service Organization Control (SoC) command and control software, the RAD Mobile SoC , the RADGuard application, and the related operating architecture. RAD-G owns the SARA platform and the underlying agentic AI assets. RAD-M owns the autonomous navigation, fleet management, and ROAMEO-specific platform technology.

The Company relies on a combination of trade secret protection, confidentiality and invention-assignment agreements with employees and contractors, copyright, and trademark protection to protect its intellectual property. The Company holds registered trademarks on its principal product names. The Company does not currently rely materially on patent protection.

Competition

The Company competes across three distinct but related markets: traditional guard services and manned monitoring; legacy passive security hardware (cameras, access control devices, alarm systems); and an emerging set of AI-driven security technology companies. Traditional guard and monitoring service providers compete on price and incumbency but are structurally disadvantaged by labor cost inflation and labor availability constraints. Legacy hardware vendors compete on installed base and channel breadth but typically lack agentic AI capability and recurring software economics. AI-native security technology companies, including a small number of autonomous robotics competitors, compete on technology positioning, but most lack the integrated hardware-plus-software-plus-AI delivery model that the Company has developed.

Management believes the Company’s principal competitive advantages are: (i) the integration of proprietary hardware, software, and the SARA agentic AI platform under common ownership and development; (ii) a broad deployed installed base and the operational learning derived from it; (iii) a recurring-revenue business model that aligns the Company with customer success; (iv) a growing dealer and integration partner ecosystem; and (v) the demonstrated ability to bring complex hardware products from concept to commercial deployment, as evidenced by the ROAMEO program.

Human Capital and Culture

As of the date of this report, the Company has approximately 135 team members across the United States, Canada, the United Kingdom, and Asia, including Sri Lanka. The Company’s Sri Lanka operations are conducted through RAD Lanka, which holds Port City Colombo special economic zone status, providing tax efficiency and access to a cost-effective, educated technical workforce. None of the Company’s employees are represented by a union, and management considers employee relations to be excellent.

The Company has built its culture around the principles of emotional intelligence, accountability, and ownership. Self-awareness, composure, internal motivation, empathy, and social skill are deliberately weighted in the hiring process. Team members are expected to operate with multidisciplinary capability and to adjust scope and focus as the business requires. This culture is, in management’s view, a meaningful operational asset: it allows the Company to move faster than competitors of comparable size, to absorb the inevitable setbacks of a hardware-and-AI development business, and to retain experienced team members through periods of capital constraint.

The Company’s leadership team includes deep experience in security operations, robotics engineering, software development, artificial intelligence, sales, and capital markets. Mr. Reinharz serves on the Board of the Security Industry Association and chairs its Autonomous Working Group, and is a frequent speaker and panelist at industry conferences including ISC West and GSX.

Cybersecurity and Compliance

The Company achieved SOC 2 Type 2 status in February 2025 and has maintained SOC 2 Type 2 through annual audits. The Company has also achieved additional cybersecurity certifications appropriate to its enterprise and government customer base. SOC 2 Type 2 status is a benchmark standard, and in many cases a procurement requirement, for enterprise and government software and security purchases, and the Company’s achievement and maintenance of this status reflects management’s ongoing commitment to data protection and operational integrity. Additional disclosure regarding the Company’s cybersecurity program is provided under Item 1C of this report.

Available Information

The Company’s principal corporate website is www.aitx.ai. Information regarding the Company’s subsidiaries and products is also available at www.radsecurity.com (RAD-I), www.radm.ai (RAD-M), www.radgroup.ai (RAD-G), www.radresidential.ai (RAD-R), and www.radcam.ai (RADCam consumer information). The Company makes available, free of charge through its website and through the SEC’s EDGAR system at www.sec.gov, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

References to the Company’s websites in this report are provided for convenience and information only; the content of those websites is not incorporated by reference into this report.

Press Announcements

During the fiscal year, the Company issued over 100 press releases, the vast majority of them being sales announcements and new authorized dealers being signed. Public events, conferences, awards and new product announcements were also publicized via press releases. All Company press releases can be found here: AITX News - AITX - Artificial Intelligence Technology Solutions

Legal Proceedings

See Item 3 - Legal Proceedings.

ITEM 1A. RISK FACTORS

Forward-Looking Statement Categories

The following categories of statements in this Report are forward-looking, and each is subject to material risks and uncertainties that could cause actual results to differ materially from those described or implied:

1. Revenue and Financial Projections.

Statements that RAD-I’s recurring revenue and gross margin could, on a standalone basis, support positive cash flow operations and management’s characterization that RAD-I has “achieved a point” at which it could support positive cash flow operations today; that RAD-M will surpass RAD-I’s monthly recurring revenue contribution at some future point; that subscription gross margin will exceed 75% and outright-sale gross margin will exceed 50% based on average bill of materials costs and pricing that the market “has appeared to accept,” each of which is a forward-looking characterization dependent on assumptions about continued pricing acceptance, stable input costs, and manufacturing scale that may not be realized; that RAD-G will generate substantial revenue from SARA platform licensing; that RAD-M represents a higher revenue ceiling than stationary solutions; and that penetration of any covered industry would produce sufficient revenue to support profitability.

2. Product Development and Commercialization.

Statements regarding the planned introduction of additional stationary solutions during fiscal year 2027; the establishment of RAD Europe during fiscal 2027 and the anticipated benefits thereof; all statements regarding ROAMEO’s commercial viability, autonomous operation without on-site human pilots, production ramp, and revenue trajectory following commencement of commercial billing in May 2026; statements regarding planned RAD-I product introductions, including their timing, features, and market acceptance; and statements regarding expansion of the authorized dealer network and anticipated contributions from the dealer channel.

3. Market and Industry Characterizations.

All characterizations of the physical security industry as undergoing a structural transition analogous to Industry 4.0; assertions that the human-guard labor model is experiencing unsustainable cost pressures; characterizations of the total addressable market for AI-driven and autonomous security solutions; any implication that competitive dynamics will favor the Company; and the “RAD Town” concept in its entirety, which is a conceptual design target and strategic roadmap, not a contracted project, existing deployment, or assured business outcome.

4. SARA Platform and Agentic AI.

All characterizations of SARA as an agentic AI platform enabling autonomous real-time action without continuous human intervention, including the Item 1 description that SARA enables devices to “perceive, decide, communicate, and act autonomously in real time, without continuous human intervention,” which states this as a present operational characteristic rather than design intent and should be read in light of the actual performance qualifications in this Item 1A; statements regarding SARA licensing and commercialization with third-party hardware manufacturers and monitoring platforms (including the Immix integration); anticipated expansion of the dealer network and platform ecosystem; statements regarding SARA’s performance in detection, escalation, and response workflows; the characterization in Item 1 that the firearm detection analytic “identifies visible handguns and long guns in real time,” which omits the design-intent and environmental-conditions qualifications that investors should consider when evaluating this statement; and all characterizations of RAD-G’s sales funnel as “substantial” or of management’s expectations for RAD-G revenue as “high.” Industry award recognitions do not constitute validation of product safety, efficacy, or commercial viability.

5. Management Estimates and Unaudited Financial Characterizations.

The approximate $20 million cumulative ROAMEO development figure is a management estimate not audited or reviewed by the Company’s independent registered public accounting firm. Segment-level profitability and cash flow characterizations for RAD-I—including management’s characterization in Item 1 that RAD-I “has achieved a point” at which its recurring revenue and gross margin could support positive cash flow operations today—are based on internal analysis for which no separately audited financial statements are published. This characterization excludes all expenses not directly attributable to the stationary solutions business, including shared corporate overhead, interest expense, and investment in RAD-M and RAD-G, and does not indicate that the Company as a whole operates at or near positive cash flow. No financial characterization of any individual subsidiary should be treated as audited data. Characterizations of gross margin expectations are based on average bill of materials costs and market pricing over limited historical periods, as well as pricing that the market “has appeared to accept,” and may not be representative of future results.

6. International Expansion.

Statements regarding the anticipated establishment of RAD Europe during fiscal 2027; expected benefits of RAD Lanka’s Port City Colombo status, including cost efficiency and tax benefits; and anticipated GDPR-compliant service capabilities to be provided through RAD Europe. All such forward-looking statements are subject to regulatory, legal, and operational risks inherent in international expansion.

ADDITIONAL MATERIAL RISK FACTORS

In addition to the forward-looking statement categories described above, investors should carefully consider the following material risk factors. Each could cause actual results, financial condition, or business performance to differ materially from those described or implied in this Report. These risk factors reflect the Company’s business as described in Item 1 of this Annual Report and the disclosures made in prior AITX periodic and current filings with the Securities and Exchange Commission. This list is not exhaustive, and additional risks not currently anticipated by management may emerge.

I. FINANCIAL AND GOING CONCERN RISKS

Substantial Doubt About the Company’s Ability to Continue as a Going Concern.

The Company’s independent registered public accounting firm has included an explanatory paragraph in its audit reports expressing substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred recurring net losses, has a history of negative operating cash flows, and carries an accumulated deficit that, as of recent reporting periods, has exceeded $171 million. The Company’s total liabilities substantially exceed its total assets, and it maintains negative stockholders’ equity. These conditions raise material uncertainty as to whether the Company will be able to meet its obligations as they come due. The Company’s financial statements do not include any adjustments to reflect the possible effects on the classification or carrying value of assets and liabilities that might result from the outcome of this uncertainty. There can be no assurance that the Company will be able to generate sufficient revenue, raise adequate capital, or otherwise secure the resources necessary to continue operations beyond the near term.

The Company Requires Continued External Financing and May Be Unable to Obtain It on Acceptable Terms or at All.

The Company’s operations are not yet self-funding. The Company has relied, and expects to continue to rely, on external debt and equity financing to fund operations, capital expenditures, product development, and the planned production ramp of ROAMEO and other new products. A significant portion of the Company’s debt has historically been owed to entities controlled by a single individual, creating concentrated lender risk and potential conflicts of interest. The Company has also utilized equity financing arrangements, including agreements providing for the issuance of common shares at variable prices, to access capital. If the Company is unable to obtain financing on acceptable terms—or if existing financing arrangements are not renewed or are terminated—the Company may be required to curtail or cease operations, defer planned capital expenditures (including the ROAMEO production ramp and RAD Europe establishment), reduce headcount, or otherwise alter its operating plans in ways that could materially harm its business and prospects.

The Company’s Common Stock Is Subject to Substantial Dilution Risk.

The Company has issued, and may continue to issue, substantial numbers of shares of common stock in connection with financing transactions, employee and director compensation, debt conversions, and other purposes. As of February 28, 2026, total common shares outstanding exceeded 267 million (post-reverse-split). In March 2026, FINRA processed a 100-for-1 reverse stock split; however, the authorized share count remains at approximately 12 billion shares, preserving the structural capacity for future dilutive issuances. Variable-price equity financing arrangements and debt conversion rights may result in issuances at prices below the then-current market price of the Company’s common stock, causing material dilution to existing shareholders. The reverse stock split does not alter the underlying financial condition of the Company or reduce the potential for future dilutive issuances. The Company does not provide assurance that future equity issuances will not substantially reduce the proportionate ownership or economic interest of existing stockholders.

The Company Has a History of Net Losses and Cannot Assure Future Profitability.

The Company has not achieved profitability in any fiscal year. Net loss for the fiscal year ended February 28, 2026 were approximately $14.5 million. Operating expenses—including research and development, sales and marketing, and general and administrative costs—have consistently exceeded gross profit, and interest expense on the Company’s debt obligations represents an additional recurring charge. While gross margin on deployed subscription units has improved and the Company’s Solutions-as-a-Service model is designed to produce improving margins at scale, the Company’s operating cost structure, investment in ROAMEO commercialization, RAD-G platform development, and debt service obligations may prevent it from achieving profitability even as revenues increase. No assurance can be given as to whether or when the Company will achieve or sustain profitability.

Gross Margin Expectations May Not Be Achieved.

Item 1 of this Report states that subscription gross margin “will exceed” 75% and outright-sale gross margin “will exceed” 50% over deployment lifecycles, based on average bill of materials costs and pricing that the market “has appeared to accept”—language that reflects observed pricing acceptance rather than contracted or assured revenue, and that is itself a forward-looking characterization. These expectations assume continued pricing acceptance, no material input cost increases, manufacturing cost improvements associated with scale, and the absence of significant warranty, maintenance, or retrieval costs on churned units. To date, hardware gross margins have been achieved under small-batch production conditions. None of these assumptions are guaranteed, and actual gross margins may differ materially, particularly during the ROAMEO production ramp period when per-unit manufacturing costs may be higher than at scale.

II. OPERATIONAL AND PRODUCT RISKS

ROAMEO Commercial Deployment and Production Ramp Involve Significant Execution Risk.

The Company commenced commercial billing on ROAMEO units in May 2026 following what management estimates to be approximately $20 million in cumulative development investment. ROAMEO is a fully autonomous, outdoor mobile security vehicle operating without on-site human pilots, and its commercial viability depends on the continued reliable performance of its autonomous navigation stack, on-board sensor systems, cellular and 5G connectivity, and full integration with the SARA agentic AI platform in real-world field conditions. Initial commercial deployments are at a limited number of enterprise customer sites. Scaling ROAMEO to meet broader commercial demand will require significant expansion of the Company’s production capacity and manufacturing operations, neither of which has been demonstrated at commercial scale. Mechanical failures, software defects, connectivity disruptions, navigation errors, environmental limitations, or other operational issues experienced by deployed ROAMEO units could damage the Company’s reputation, result in contract terminations, expose the Company to liability, and materially impair the Company’s ability to achieve the revenue projections attributed to the RAD-M business. Management’s statements that RAD-M will surpass RAD-I’s revenue contribution are forward-looking and dependent on successful execution of each of these steps.

The Company’s Revenue Is Highly Concentrated and Dependent on Subscription Renewals.

Substantially all of the Company’s revenue is derived from recurring monthly subscription contracts, typically with initial terms of twelve months. Customer retention and subscription renewal are critical to the Company’s revenue stability and growth. A single customer has at times represented a disproportionate share of the Company’s revenue—one customer has previously accounted for approximately 47% of six-month revenue. The loss of one or more significant customers, a material reduction in subscription renewal rates, a failure to maintain service quality levels that support renewals, or disruption to services provided to the Fortune Top 10 enterprise customer or any large enterprise account could materially and adversely affect the Company’s revenue, cash flow, and operating results. The Company retains ownership of hardware deployed under subscription contracts; accordingly, subscriber churn results not only in revenue loss but also in costs associated with device retrieval, redeployment, or write-down.

The Company’s Hardware Manufacturing Operations Are Subject to Supply Chain, Capacity, and Quality Risks.

The Company performs final assembly, system integration, software loading, and quality assurance at its facility in Ferndale, Michigan, and sources sub-components—including machined metal and plastic components, printed circuit boards, and selected sub-assemblies—from domestic and international suppliers. The Company’s hardware gross margins to date have been produced under small-batch production conditions, and the ability to achieve projected margin improvements depends on production volume increases that have not yet been demonstrated. A disruption affecting one or more key suppliers, an inability to secure critical components at acceptable prices, quality defects, or a failure to scale manufacturing capacity to meet demand could delay product deployments, increase costs, reduce gross margins, and impair the Company’s ability to fulfill customer commitments. International supply chain disruptions, tariff changes, or export control regulations affecting components sourced from outside the United States could have a material adverse effect on component availability and cost. These risks are heightened during the ROAMEO production ramp, when any manufacturing bottleneck would directly constrain the Company’s ability to generate revenue from its highest-anticipated growth segment.

The RAD-R Residential Business Has Underperformed and Presents Ongoing Uncertainty.

The Company’s RAD-R subsidiary, which operates the RADCam residential security product, generated an immaterial amount of consolidated revenue during fiscal 2026, substantially below the Company’s expectations. The Company attributes this underperformance primarily to the structural differences between its B2B-oriented sales model and the consumer marketing investment required to compete in the B2C residential channel. The Company has no immediate plans to discontinue the RADCam product but has not committed to the additional consumer marketing spend management believes would be required to compete effectively. Although the Company has modified the residential software for deployment into small-and-medium business and enterprise markets through RAD-I, there can be no assurance that this repositioning will generate material revenue. The RAD-R segment may continue to generate losses, and the Company’s assessment of the segment’s strategic value may change in ways that result in impairment charges, operational restructuring, or reallocation of capital.

New Product Introductions and RAD Europe Establishment Are Subject to Execution Risk.

The Company has stated its intention to introduce additional stationary solutions during fiscal year 2027 and to establish RAD Europe during the same period. Both initiatives involve engineering, regulatory, operational, and commercial risks that could delay or prevent their realization. New product introductions may be delayed by supply chain constraints, manufacturing challenges, software development setbacks, or unfavorable customer reception. The establishment of RAD Europe will require legal entity formation, regulatory compliance infrastructure, staffing, and local market development in a new geography. There can be no assurance that either initiative will proceed on the stated timeline or will produce the anticipated revenue contribution.

III. TECHNOLOGY AND INTELLECTUAL PROPERTY RISKS

The Company’s AI and Autonomous Technology May Not Perform as Described or Expected.

The SARA platform and the Company’s suite of AI-driven security products rely on large language model architecture, machine learning models, computer vision analytics, autonomous decision-making systems, and voice interaction capabilities. AI systems of this nature are subject to known limitations, including errors in detection or classification, failure to perform reliably across varied environmental conditions, susceptibility to adversarial inputs, and performance degradation as the threat landscape or deployment environment changes. Item 1 of this Report states that SARA enables devices to “perceive, decide, communicate, and act autonomously in real time, without continuous human intervention” — describing this as a present operational characteristic. Investors should understand that this characterization reflects design intent under supported field conditions; deployed systems may require more human oversight than described in certain situations and may not consistently deliver the autonomous escalation, voice intervention, and first-responder coordination described in this Report. Item 1 also states that the Company’s firearm detection analytic “identifies visible handguns and long guns in real time”—an unqualified performance claim. Actual detection accuracy and response performance are subject to environmental conditions, image quality, and system configuration; the Company does not represent that the analytic will detect all firearms in all conditions, and the ASTORS award recognition does not constitute independent validation of detection accuracy rates or performance specifications. Failures of the Company’s AI systems to detect threats, correctly identify individuals or vehicles, or appropriately escalate or de-escalate situations could result in harm to persons or property, exposure to liability, and damage to the Company’s reputation and customer relationships. Industry award recognitions referenced in this Report do not constitute validation of the safety, accuracy, or commercial efficacy of any product.

The Company Relies on Trade Secrets and Confidentiality Protections Rather Than Patents and May Be Unable to Adequately Protect Its Intellectual Property.

The Company does not currently rely materially on patent protection for its hardware designs, software, firmware, AI models, the SARA platform, autonomous navigation stack, or related technology. Instead, the Company relies on trade secret protection, confidentiality and invention-assignment agreements with employees and contractors, copyrights, and trademark registrations. These protections may be insufficient to prevent misappropriation, reverse engineering, or independent development of competing technologies by third parties. Confidentiality agreements may be breached; trade secret protections may prove difficult to enforce, particularly across international jurisdictions; and employees or contractors with access to the Company’s proprietary systems, code, or AI models may depart and join competitors or establish competing businesses. The Company’s Sri Lanka operations at RAD Lanka introduce additional jurisdictional complexity with respect to IP enforcement. If the Company’s intellectual property is misappropriated or independently replicated, the Company may lose the technological differentiation that underpins its competitive positioning.

Cybersecurity Incidents Could Compromise the Company’s Products, Customer Data, and Operations.

The Company’s products are connected to the internet and to customer networks, and the SARA platform and related cloud services process and transmit data from deployed devices—including video, audio, and access-control information—across an expanding footprint of connected devices. Although the Company has achieved and maintained SOC 2 Type 2 status since February 2025, cybersecurity certifications do not guarantee the absence of vulnerabilities or the prevention of successful attacks. A breach of the Company’s systems, a compromise of deployed customer devices, or a successful attack on the SARA platform could result in unauthorized access to sensitive data, disruption of device functionality at customer sites, customer contract terminations, regulatory scrutiny, litigation, and significant reputational damage. The Company’s cybersecurity posture will require ongoing investment as threats evolve, as ROAMEO deployments expand the number of connected autonomous vehicles in the field, and as RAD Europe operations increase the Company’s exposure to GDPR and other international data protection regimes.

The SARA Platform May Not Achieve the Commercial Adoption Anticipated by RAD-G.

RAD-G’s business model depends substantially on expanding the SARA ecosystem through licensing and integration arrangements with third-party hardware manufacturers, monitoring platforms (including central station platforms such as Immix), dealers, and enterprise end users. The commercial success of RAD-G depends on third parties choosing to integrate SARA into their products, platforms, and workflows—decisions that are outside the Company’s control and that may not materialize on the timeline or at the scale management anticipates. The RAD-G sales funnel, characterized by management as substantial for an early-stage AI platform business, has not yet produced revenue commensurate with management’s expectations. Competition from large, well-funded AI technology companies with greater distribution and integration resources could impair RAD-G’s ability to establish SARA as a platform-of-choice in the physical security ecosystem.

IV. MARKET, COMPETITIVE, AND REGULATORY RISKS

The Company Operates in a Competitive Market and Faces Competition from Larger, Better-Capitalized Companies.

The Company competes across three distinct but related markets: traditional guard services and manned monitoring; legacy passive security hardware (cameras, access control devices, alarm systems); and an emerging set of AI-driven and autonomous security technology companies. Many of the Company’s actual and potential competitors have substantially greater financial resources, brand recognition, established distribution networks, and installed customer bases than the Company. Large security integrators and major technology companies may develop, license, or acquire AI and autonomous security capabilities that compete directly with the Company’s products and platform. The market characterizations in this Report—including statements that incumbent competitors are “structurally disadvantaged” or that legacy vendors “typically lack” agentic AI capability—reflect management’s view and are not statements of established fact. Competitive dynamics may develop in ways unfavorable to the Company, including through technological advances by competitors, price compression across the autonomous security category, or the market entry of well-capitalized technology companies.

Deployment of Autonomous Security Devices Is Subject to Evolving Legal, Regulatory, and Privacy Constraints.

The Company’s products deploy autonomous devices—including outdoor mobile robotic vehicles (ROAMEO), vehicle access management systems (AVA), visitor management systems (TOM), and AI-enabled cameras (ROSA, RIO, RAM, RADCam)—that collect audio, video, biometric, and identification data in commercial, residential, industrial, and potentially public-access environments. The legal framework governing the collection and processing of such data is complex, rapidly evolving, and varies significantly across jurisdictions. Applicable regulations include state biometric privacy statutes (such as the Illinois Biometric Information Privacy Act), the California Consumer Privacy Act, GDPR as applicable to the Company’s anticipated European operations through RAD Europe, and various other federal, state, and local privacy and data protection laws. Autonomous vehicles and robotic platforms operating in public or semi-public spaces may be subject to licensing, permitting, insurance, or operational requirements that vary by municipality, state, or country. The Company’s anticipated establishment of RAD Europe during fiscal 2027 will directly increase its exposure to GDPR compliance obligations. Failure to comply with applicable laws and regulations could result in regulatory enforcement actions, fines, litigation, mandatory product modifications, or constraints on the Company’s ability to operate or deploy products in affected markets.

Market Adoption of AI-Driven and Autonomous Security Solutions May Be Slower Than Management Anticipates.

The Company’s business plan assumes that customers in the physical security market will adopt AI-driven and autonomous solutions at a pace and scale consistent with management’s view of the industry’s structural transition. This assumption may not prove correct. Customers may be slower than expected to replace human guard labor or legacy surveillance systems with automated alternatives, whether due to risk aversion, labor union obligations, insurance requirements, regulatory constraints, concerns about AI reliability, or other factors. The “RAD Town” concept—in which the Company’s portfolio of stationary and mobile products operates as an integrated autonomous-security fabric across a campus or jurisdiction—is a long-term design target, not an existing deployment or contracted commercial arrangement. The analogies drawn in this Report to Industry 4.0 transitions in other sectors are management’s narrative framework and may not accurately predict the pace or trajectory of adoption in the physical security industry. Slower-than-anticipated adoption would adversely affect the Company’s ability to achieve its revenue projections and extend the period during which the Company requires external financing.

Government and Municipal Markets Present Additional Regulatory and Procurement Risks.

The Company’s end-user base includes government entities, and the Company has identified government as a target vertical market. Government procurement cycles are typically longer and more complex than commercial sales cycles, are subject to appropriations risk and political change, and may require certifications, clearances, or compliance with specific regulatory frameworks (including federal cybersecurity standards) that the Company may not currently hold or may be unable to obtain. Autonomous security devices deployed in public or government-managed spaces may attract heightened public and regulatory scrutiny regarding civil liberties, facial recognition, and autonomous decision-making in law enforcement-adjacent contexts. There can be no assurance that the Company will be able to successfully compete for or retain government contracts.

V. MANAGEMENT, PERSONNEL, AND KEY PERSON RISKS

The Company Is Dependent on Key Personnel, Particularly Its Chief Executive Officer and Chief Technology Officer.

The Company’s success is substantially dependent on the continued services of Steven Reinharz, who serves as both Chief Executive Officer and Chief Technology Officer and is the founder of RAD and its principal architect. Steven Reinharz is also the Company’s single largest equity holder and plays a central role in product strategy, customer relationships, investor relations, and industry positioning, including through his service on the Board of the Security Industry Association and chairmanship of its Autonomous Working Group. Item 1 of this Report states that Steven Reinharz has “written and spoken extensively” about the physical security industry’s structural transformation since the Company’s inception and is a “regular speaker” at events hosted by SIA and ASIS, the two leading industry organizations. This public profile, while reflecting genuine industry standing, further concentrates the Company’s market credibility and industry positioning in a single individual; any reputational, health, or availability issue affecting Steven Reinharz could have an outsized adverse effect on the Company’s relationships with customers, partners, dealers, and investors beyond the direct operational impact of his absence. The combined CEO and CTO role concentrates both business leadership and technical architecture in a single individual. The loss of Steven Reinharz, or any material reduction in his involvement in the Company’s business, could have a severe and potentially irreversible adverse effect on the Company. The Company does not currently represent that it has key-person insurance sufficient to compensate for this risk, and the ability to recruit a suitable replacement would be highly uncertain given the specialized combination of technical, operational, and strategic capabilities involved.

The Company’s Ability to Attract and Retain Qualified Technical, Sales, and Operational Personnel Is Critical.

The Company has approximately 135 employees across the United States, Canada, the United Kingdom, and Asia, including Sri Lanka, and its operations depend on specialized technical expertise in robotics engineering, AI development, autonomous systems, software architecture, and security operations. Competition for qualified engineers and AI talent is intense. The loss of other senior technical, sales, or operational personnel could disrupt operations and product development. The Company’s culture—centered on emotional intelligence, accountability, and multidisciplinary ownership—is described by management as a meaningful operational asset, but there can be no assurance that the Company can maintain this culture or retain key team members as it scales, particularly during periods of capital constraint, extended development timelines, or operational setbacks.

The Company’s International Operations Introduce Additional Risks.

The Company currently operates internationally through RAD Lanka, a Sri Lanka subsidiary operating within the Port City Colombo special economic zone, and has team members in the United Kingdom and Asia. The Company anticipates establishing RAD Europe during fiscal 2027 to support European market entry and GDPR-compliant service delivery. International operations expose the Company to risks including currency fluctuation, geopolitical instability, changes in local tax and regulatory regimes, difficulty enforcing contracts or intellectual property rights in foreign jurisdictions, and the operational complexity of managing distributed teams across multiple time zones and legal systems. The special economic zone status under which RAD Lanka operates may be subject to changes in Sri Lankan law or policy. The anticipated benefits of RAD Lanka’s Port City Colombo status, including cost efficiency and tax advantages, are not guaranteed to continue. There can be no assurance that the Company’s international expansion will proceed as planned or that the anticipated benefits of international operations will be realized.

VI. SECURITIES AND INVESTOR RISKS

The Company’s Common Stock Trades on the OTC Pink Market and Is Subject to Significant Volatility and Liquidity Constraints.

The Company’s common stock is quoted on the OTC Pink marketplace under the symbol “AITX,” which is not a registered national securities exchange. OTC Pink securities are generally subject to less rigorous disclosure and listing standards than exchange-listed securities, and the market for such securities may be less liquid, more volatile, and more susceptible to manipulation than exchange-listed markets. Shareholders may find it difficult to buy or sell shares at prices that reflect the Company’s intrinsic value, and bid-ask spreads may be wide. The Company’s stock price has been, and may continue to be, highly volatile in response to operating results, financing transactions, product announcements, press releases regarding ROAMEO deployments or RAD-G partnerships, and general market conditions. The March 2026 reverse stock split (100-for-1) does not guarantee any improvement in trading liquidity, price stability, or long-term shareholder value. Investors in OTC Pink securities should be aware that such investments carry a high degree of risk, and the Company’s shares should be considered highly speculative.

Insider and Related-Party Transactions Represent Potential Conflicts of Interest.

Approximately 96% of the Company’s total loans payable has, at recent reporting dates, been owed to entities controlled by a single individual. Related-party lending of this concentration creates potential conflicts of interest between the interests of that lender and the broader shareholder base, including with respect to the terms of any refinancing, conversion, restructuring, or settlement of such indebtedness. Transactions between the Company and related parties may not be negotiated at arm’s length, and the Company’s ability to obtain independent third-party financing to refinance related-party debt on terms favorable to all shareholders is uncertain. Steven Reinharz, as CEO, CTO, and the Company’s single largest equity holder, may have interests that diverge from those of other stockholders in certain circumstances. The Company’s governance framework may not fully mitigate these potential conflicts, and investors should be aware that the interests of related-party lenders and controlling stockholders may not always be aligned with those of the broader shareholder base.

The Company’s Prior and Ongoing Use of Variable-Price Equity Financing Creates Structural Dilution Risk.

The Company has historically utilized equity financing arrangements that provide for the issuance of common shares at variable prices, including at prices below the then-prevailing market price. These arrangements have contributed to the Company’s substantial share count (in excess of 267 million shares post-reverse-split) and have resulted in material dilution to existing shareholders. Although the Company completed a 100-for-1 reverse stock split in March 2026, the authorized share count of approximately 12 billion shares remains unchanged, preserving the structural capacity to issue additional shares. Continued reliance on these financing mechanisms—which may be required to fund ongoing operations, the ROAMEO production ramp, RAD-G platform development, or RAD Europe establishment—could result in further dilution and downward pressure on the trading price of the Company’s common stock.

General Disclaimer Applicable to All Risk Factors

The risk factors described in this Item 1A are not exhaustive. Additional risks not currently anticipated by management, or risks that management does not currently consider material, may emerge and could have a material adverse effect on the Company’s business, financial condition, results of operations, and stock price. The magnitude of any individual risk factor, and the interaction among risk factors, cannot be predicted with certainty. This Item 1A should be read in conjunction with the Cautionary Statement Regarding Forward-Looking Information at the front of this Report, Item 1 (Business), Item 7 (Management’s Discussion and Analysis), and the financial statements and notes thereto. Nothing in this Report constitutes investment, legal, tax, or financial advice. Investors should consult their own advisors before making any investment decision with respect to the Company’s securities.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

AITX’s common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “AITX” in June 2011 and as AITX on August 24, 2018. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. On August 24, 2018, the Company undertook a 100:1 reverse stock split, on March 27, 2020 a 10,000:1 reverse split, and on February 5, 2026 a 100:1 reverse split.. The share capital has been retrospectively adjusted accordingly to reflect this reverse stock split, except for the conversion price of certain convertible notes as the conversion price is not subject to adjustment from forward and reverse stock splits.

These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended February 28, 2026:
Quarter ended February 28, 2026	$0.09	$0.03
Quarter ended November 30, 2025	$0.15	$0.07
Quarter ended August 31, 2025	$0.16	$0.07
Quarter ended May 31, 2025	$0.28	$0.12

Fiscal Year Ended February 28, 2025:
Quarter ended February 28, 2025	$0.52	$0.24
Quarter ended November 30, 2024	$0.43	$0.25
Quarter ended August 31, 2024	$0.74	$0.30
Quarter ended May 31, 2024	$0.99	$0.27

On June 1, 2026, the closing price per share of the Company’s common stock as quoted on the OTC was $0.0185.

Dividends

To date, we have not paid dividends on shares of the Company’s common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, AITX’s financial condition, and other factors deemed relevant by its Board of Directors.

Holders of Common Stock

As of June 2, 2026, there were 114 holders of AITX’s common stock of which 45 were active. The number of foregoing holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company is authorized to issue 12,000,000,000 shares of common stock, with a par value of $0.00001. The closing price of its common stock on June 1, 2026, as quoted by OTC Markets Group, Inc., was $0.0185. There were 387,232,589 shares of common stock issued and outstanding as of June 1, 2026. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the years ended February 28, 2026 and February 28, 2025, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

On April 14, 2021 the Company adopted an Incentive Stock Option Plan where full details are disclosed in Exhibit 10.1 of the Company’s 8K filing of April 20,2021. Under the plan the Company may grant options to service providers and employees to acquire up to 50,000 shares of the Company’s common stock. The options will be under the varying terms and conditions of an agreement but the exercise price cannot be lower than 100% to 110% of the fair value of the stock at date of grant and the term of the grant can be no longer than 5 years. On August 11, 2022 the Company amended the 2021 Plan increasing the maximum number of shares applicable to the 2021 Plan from 50,000 to 1,000,000. On September 1, 2023, the Company as an addition to the afore-mentioned Incentive Stock Option Plan issued 1,142,170 shares to 48 employees. The shares were issued with an exercise price of $2.00, vest after 4 years with a 5 year term.

During the year ended February 28, 2026 the Company had the following common stock option activity:

—	On the original 2021 plan, options to purchase 33,000 shares were forfeited due to employee terminations. On the 2023 plan (see below) 57,160 options to purchase shares were forfeited due to employee terminations.

During the year ended February 28, 2025 the Company had the following common stock option activity:

—	On the original 2021 plan, options to purchase 24,750 shares were forfeited due to employee terminations. On the 2023 plan 39,639 options to purchase shares were forfeited due to employee terminations.

The Company recorded $136,969 in stock-based compensation on the 2023 plan which represents the current expense over the vesting period. In addition the company recorded $178,880 stock based compensation on the 2021 options , so for the year ended February 28, 2026 the Company recorded a total of $314,848 in stock based compensation with a corresponding increase in paid up capital. For the year ended February 28, 2025, the Company recorded $145,136 in stock-based compensation on the 2023 plan which represents the prior years’ expense over the vesting period. In addition the company recorded $186,549 stock based compensation on the 2021 options , so for the year ended February 28, 2025 the Company recorded a total of $331,685 in stock based compensation with a corresponding increase in paid up capital.

—	On the original 2021 plan, options to purchase 313,250 shares were forfeited due to employee terminations

—	On the 2023 plan, options to purchase 96,820 shares were forfeited due to employee terminations

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance at February 28, 2026.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	1,732,120	$2.00	—

Equity compensation plans not approved by security holders.	—	—	—

Total	1,732,120	$2.00	—

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock. The board of directors is authorized to designate any series of preferred stock up to the total authorized number of shares.

Series B Convertible, Redeemable Preferred Stock

The board of directors has designated 5,000 shares of Series B Convertible, Redeemable Preferred Stock with a par value of $0.001 per share. As of the February 28, 2026, there are no shares of Series B Preferred Stock outstanding. The Series B Convertible Preferred Stock are redeemable at $1,200 per share, rank in priority to common stock and common stock equivalents upon liquidation of the Company, have voting rights on a converted basis and receives quarterly dividends of 8%. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series B Convertible, Redeemable Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by dividing the redemption value by the Conversion Price. The Conversion price is equal to the lower of (1) a fixed price equaling the closing bid price of the Common Stock on the trading day immediately preceding the date of the acquisition of the shares and (2) the lowest traded price of the Common Stock during the ten (10) calendar days immediately preceding, but not including, the Conversion Date. Following an event of default,” as defined in the Purchase Agreement, the Conversion price shall equal the lower of: (a) the then applicable Conversion Price; or (b) a price per share equaling eighty five percent (85%) of the lowest traded price for the Company’s common stock during the fifteen (15) Trading Days immediately preceding, but not including, the Conversion Date. Each share of Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of eight percent (8%) per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company. Any dividends that are not paid a shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 14% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the dividend payment date through and including the date of actual payment in full. On the thirtieth day following the issue date of this Preferred Stock the Company shall have the obligation to redeem one-third of the Preferred Stock outstanding for a redemption price equal to the redemption value of each such share of Preferred Stock, plus any accrued but unpaid dividends, plus all other amounts due to the Holder including, but not limited to Late Fees, liquidated damages and the legal fees and expenses of the Holder’s counsel. On the sixtieth (60th) calendar day following the date Preferred Stock is issued, the Corporation shall have the obligation to redeem one-half of the Preferred Stock then outstanding for the redemption price. On the ninetieth (90th) calendar day following the date Preferred Stock is issued, the Corporation shall have the obligation to redeem all of the Preferred Stock then outstanding for the redemption price. From the date of issuance until the date no shares of Series B Preferred Stock are issued and outstanding, unless Holders of at least 75% in Stated Value of the then outstanding shares of Preferred Stock shall have otherwise given prior written consent, the Corporation shall not, and shall not permit any of the Subsidiaries to, directly or indirectly:

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

Series C Convertible, Redeemable Preferred Stock

The board of directors has designated 1,000 shares of Series B Convertible, Redeemable Preferred Stock with a par value of $0.001 per share. As of February 28, 2026, there are 417 shares of Series C Preferred Stock outstanding. The Series C Convertible Preferred Stock are redeemable at $1,200 per share, rank in priority to common stock and common stock equivalents upon liquidation of the Company, have voting rights on a converted basis and receives quarterly dividends of 12%. Each holder may, after 180 days after issuance, at any time and from time to time convert all, but not less than all, of their shares of Series C Convertible, Redeemable Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by dividing the redemption value by the Conversion Price. The Conversion price is equal to the lower of (1) a fixed price equaling the closing bid price of the Common Stock on the trading day immediately preceding the date of the acquisition of the shares and (2) the lowest traded price of the Common Stock during the ten (10) calendar days immediately preceding, but not including, the Conversion Date. Following an event of default,” as defined in the Purchase Agreement, the Conversion price shall equal the lower of: (a) the then applicable Conversion Price; or (b) a price per share equaling ninety percent (90%) of the lowest traded price for the Company’s common stock during the ten (10) Trading Days immediately preceding, but not including, the Conversion Date. Each share of Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of twelve percent (12%) per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company. Any dividends that are not paid a shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 14% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the dividend payment date through and including the date of actual payment in full. On the one hundred eightieth day following the issue date of this Preferred Stock the Company shall have the obligation to redeem all outstanding Series Preferred Shares for one hundred nine and one half percent (109.5%) of the stated value, plus any accrued but unpaid dividends, plus all other amounts due to the Holder pursuant to the Certificate of Designation and/or any Transaction Documents (“Redemption Date”). Prior to the Redemption Date, the Company at its discretion and on three (3) Trading Days’ written notice, may redeem all outstanding Preferred Shares for one hundred nine and one half percent (109.5%) of the stated value, plus any accrued but unpaid dividends, plus all other amounts due to the Holder pursuant to the Certificate of Designation and/or any Transaction Documents.

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

Series E Preferred Stock

The Board of Directors has designated 4,350,000 shares of Series E Preferred Stock. As of February 28, 2026, there are 3,350,000 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Corporation. The Series E preferred stock is non-redeemable, does not have rights upon liquidation of the Company and does not receive dividends. The outstanding shares of Series E Preferred Stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of equity instruments with voting rights. As a result, the holders of Series E Preferred Stock have 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

Series F Convertible Preferred Stock

The Board of Directors has designated 10,000 shares of Series F Convertible Preferred Stock with a par value of $1.00 per share. As of February 28, 2026, there are 2,513 shares of Series F Convertible Preferred Stock outstanding. The Series F Convertible Preferred Stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis. So long as any shares of Series F Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

Series G Redeemable Preferred Stock

The board of directors has designated 100,000 shares of Series G Preferred Stock. As of February 28, 2026, there are no shares of Series G Preferred Stock outstanding. The Series G preferred stock does not have voting rights, rank prior to all of the Corporation’s common stock and subordinate and junior to all shares of Series F Preferred Stock and pari passu with any of the Corporation’s preferred stock hereafter issued as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary, and does not receive dividends. At any time, the Corporation may, at its option, redeem for cash out of funds legally available therefor, any or all of the outstanding Preferred Stock (“Optional Redemption”) at $1,000 per share.

Recent Sales of Unregistered Securities

The following is a summary of transactions by AITX involving sales of its securities that were not registered under the Securities Act.

Date	Transaction	Consideration	Shares Issued
February 29, 2024	Number of shares outstanding February 29, 2024		9,238,750,958
August 8, 2024	Debt exchange	$200,000 in debt exchanged for common shares	57,142,857
December 16, 2024	Debt exchange	$200,000 in debt exchanged for common shares	79,923,076
February 11, 2025	Debt exchange	$162,000 in debt exchanged for common shares	60,000,000
March 1, 2024-February 28, 2025	Other registered sales	Various prices	4,979,636,877
	Number of shares outstanding February 28, 2025		14,412,453,768

Date	Transaction	Consideration	Shares Issued
August 8, 2024	Debt exchange	$200,000 in debt exchanged for common shares	57,142,857
December 16, 2024	Debt exchange	$200,000 in debt exchanged for common shares	79,923,076
February 11, 2025	Debt exchange	$162,000 in debt exchanged for common shares	60,000,000
March 1, 2025-February 28, 2026	Other registered sales	Various prices	4,979,636,877
	Number of shares outstanding February 28, 2026		14,412,453,768

Date	Transaction	Consideration	Shares Issued
5-Mar-25	Debt exchange	$150,500 in debt and $275,000 in accrued interest for a total Of $425,500 exchanged for common shares at a fair value of $444,000 for a loss on settlement of debt of $18,500	1,850,000
21-Apr-25	Debt exchange	$475,000 in accrued interest exchanged for common shares at a fair value of $450,000 for a gain on settlement of debt of $25,000	2,500,000
15-May-25	Debt exchange	$350,000 in accrued interest exchanged for common shares at a fair value of $350,000	2,500,000
9-Jun-25	Debt exchange	$300,000 in accrued interest exchanged for common shares at a fair value of $350,000 for a loss on settlement of debt of $50,000	2,500,000
25-Jun-25	Debt exchange	$275,000 in accrued interest exchanged for common shares at a fair value of $300,000 for a loss on settlement of debt of $25,000	2,500,000
24-Jul-25	Debt exchange	$315,000 in accrued interest exchanged for common shares at a fair value of $350,000 for a loss on settlement of debt of $35,000	3,500,000
7-Aug-25	Debt exchange	$360,000 in accrued interest exchanged for common shares at a fair value of $400,000 for a loss on settlement of debt of $40,000	4,000,000
17-Sep-25	Debt exchange	$280,000 in accrued interest exchanged for common shares at a fair value of $480,000 for a loss on settlement of debt of $200,000	4,000,000
1-Oct-25	Debt exchange	$280,000 in accrued interest exchanged for common shares at a fair value of $360,000 for a loss on settlement of debt of $80,000	4,000,000
21-Oct-25	Debt exchange	$140,000 in accrued interest exchanged for common shares at a fair value of $180,000 for a loss on settlement of debt of $40,000	2,000,000
3-Nov-25	Debt exchange	$280,000 in accrued interest exchanged for common shares at a fair value of $320,000 for a loss on settlement of debt of $40,000	4,000,000
14-Nov-25	Debt exchange	$350,000 in accrued interest exchanged for common shares at a fair value of $400,000 for a loss on settlement of debt of $50,000	5,000,000
2-Dec-25	Conversion of Series C Preferred Shares	Conversion of 85 Series C shares for fair value of $111,690	1,994,464
2-Dec-25	Debt exchange	$378,000 in accrued interest exchanged for common shares at a fair value of $480,000 for a loss on settlement of debt of $102,000	6,000,000
12-Dec-25	Debt exchange	$378,000 in accrued interest exchanged for common shares at a fair value of $420,000 for a loss on settlement of debt of $42,000	6,000,000
5-Jan-26	Debt exchange	$324,000 in accrued interest exchanged for common shares at a fair value of $360,000 for a loss on settlement of debt of $36,000	6,000,000
18-Jan-26	Debt exchange	$336,000 in accrued interest exchanged for common shares at a fair value of $420,000 for a loss on settlement of debt of $84,000	7,000,000
8-Feb-26	Debt exchange	$192,000 in accrued interest exchanged for common shares at a fair value of $320,000 for a loss on settlement of debt of $128,000	8,000,000

March 1, 2025-February 28, 2026	Other registered sales	Various prices	50,403,802
	Number of shares outstanding February 28, 2026		267,872,804

* Shares adjusted for reverse stock splits: 100: 1 on August 24, 2018 and 10,000:1 on March 27, 2020 and 100:1 on February 5. 2026

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended February 28, 2026 or February 28, 2025.

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

Results of Operations

The following table shows our results of operations for the years ended February 28, 2026 and February 28, 2025. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Year Ended	Year Ended	Change
	February 28, 2026	February 28, 2025	Dollars	Percentage

Revenues	$7,745,336	$6,130,886	$1,614,450	26%
Gross profit	5,533,700	3,744,564	1,789,136	48%
Operating expenses	17,477,097	17,691,437	(214,340)	(1)%
Loss from operations	(11,943,397)	(13,946,873)	2,003,476	14%
Other income (expense), net	(2,566,854)	(4,988,719)	2,421,865	49%
Net loss	$(14,510,251)	$(18,935,592)	$4,425,341	23%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended	Year Ended	Change
	February 28, 2026	February 28, 2025	Dollars	Percentage
Device rental activities	$6,920,336	$5,050,255	$1,870,081	37%
Direct sales of goods and services	825,000	1,080,631	(255,631)	(24)%
	$7,745,336	$6,130,886	$1,614,450	26%

Revenue

Total revenue for the year ended February 28, 2026, was $7,745,336, which represented an increase of $1,614,450 or 26% compared to total revenue of $6,130,886 for the year ended February 28, 2025. Rental activities increased by $1,870,081 or 37%, as the Company continues to grow its product line and customer base. Direct sales were $255,631 or 24% lower than the prior year because most customers chose the Company’s rental model.

Gross profit

Total gross profit for the year ended February 28, 2026 was $5,533,700, which represented an increase of $1,789,136, compared to total gross profit of $3,744,564 for the year ended February 28, 2025. The increase is a result of the increase in revenues above, and gross profit % which was 71% for the year ended February 28, 2026 was 61% for the prior year. The gross profit % increased as the increase in higher margin rental activities in the product mix, and overhead being allocated over a higher sales base.

Operating expenses

Operating expenses for the years ended February 28, 2026 and February 28, 2025 comprised of the following:

	Period		Change
	Year Ended February 28, 2026	Year Ended February 28, 2025	Dollars	Percentage

Research and development	$4,128,155	$3,462,558	$665,597	19%
General and administrative	12,933,696	13,559,009	(625,313)	(5)%
Depreciation and amortization	141,051	429,139	(288,088)	(67)%
Operating lease cost and rent	251,883	240,731	11,152	5%
Loss on disposal of fixed assets	22,312	-	22,312	-%
Operating expenses	$17,477,097	$17,691,437	$(214,340)	(1)%

Our operating expenses were comprised of general and administrative expenses, research and development, depreciation and amortization, operating lease and rent and a loss on disposal of fixed assets. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and rent. Our operating expenses during the years ended February 28, 2026 and February 28, 2025 were $17,477,097 and $17,691,437, respectively. The overall $214,340 decrease in operating expenses was primarily attributable to the following changes in operating expenses:

●	Research and development expenses increased by $665,597 as the Company continued to focus on current product development , new software solutions and improvements.

●	General and administrative expenses decreased by $625,313 primarily due to the following changes:

Following is a summary of account decreases:

—	For the year ended February 28, 2026 stock based compensation to CEO in equity awards was $1,500,000 with a charge of $315,848 for the Employee Stock Option Plan (ESOP) all totaling $1,815,848 compared with stock based compensation to CEO in equity awards was $$1,500,000 and a charge of $331,685 for the ESOP all totaling $$1,831,685 for the year ended February 28, 2025. This represents an decrease of $15,837 in stock based compensation. The stock based compensation for the CEO is payable in Series G and has been deferred until after a year.

—	Wages, salaries and payroll levies for the CEO decreased by $1,388,989 which is explained by a $1,500,000 decrease in discretionary bonus charged, all of which was deferred compensation offset by a $100,000 increase in base salary increased and an $11,011 increase in payroll levies.

—	Professional fees decreased by $125,716 due to lower legal fees because of litigation in the prior year that has been resolved with no litigation in the current year.

These decreases are partially offset by the following increases:

—	Wages, salaries and payroll levies for the staff increased by $91,609 due to staff increases (2).

—	Commissions increased by $198,781 due to higher revenues.

—	Office expense increased by $184,084 due to an increase in computer software purchases.

—	Insurance costs increased by $100,670 due to higher general and liability insurance costs.

—	Travel increased by $76,119 due to more overseas travel to explore and find lower cost suppliers.

—	RMC costs l increased by $79,102 due to higher revenues.

—	Marketing costs increased by $51,449 to promote new products.

—	Dues and subscriptions increased by $28,180 for new software subscriptions.

—	Bad debts expense increased by $54,723.

—	The remaining increases and offsetting decreases were distributed amongst other general and administrative accounts.

●	Operating lease cost and rent increased by $11,152. These are due to new short -term leases in the current year.

●	Depreciation and amortization decreased by $288,088 due to a change in allocation , based on experience for revenue earning devices used.

●	Loss on disposal of fixed assets was $22,312 in the current year as older equipment was disposed of.

Other income (expense)

Other income (expense) consisted of interest expense and gain on settlement of debt. Other income (expense) during the years ended February 28, 2025 and February 29, 2024, was ($2,566,584) and ($4,988,719), respectively.

The change in other income (expense) was due to the following:

●	Interest expense increased by $544,558 due to the following : Amortization of debt discounts increased by $264,835, and for the year ended February 28, 2026 was $536,070 compared with $271,235 for the year ended February 28, 2025. This increase was due to the amortization of new note discounts.. Interest expense was $4,147,535 for the year ended February 28, 2026, compared with $4,188,866 for the year ended February 28, 2025. This $41,331 decrease was due to the settlement of a $3.7 million loan which offset new interest on new loans. Deferred variable payment obligation (DVPO) expense was $1,260,469 for the year ended February 28, 2026, compared with $996,881 for the year ended February 28, 2025. This $263,588 increase was a result of the increase in revenues.

●	Gain on settlement of debt increased by $2,999,423 to a gain on settlement of a $3.7 million loan offset by a loss on settlement of accrued interest during the current year.

The Company’s loss from operations for the year ended February 28, 2026 was $11,943,397 which represented a decrease in loss of $2,003,476 compared to a loss of $13,946,873 for the year ended February 28, 2025. The higher revenues and gross profit in 2026 along with the decrease in operating expenses contributed to this change. Note that the Company had a net loss of $14,510,251 for the year ended February 28, 2026, as compared to net loss of $18,935,592 for the year ended February 28, 2025. This $4,425,341 change is mostly attributable to a the lower loss from operations and gain on settlement of debt.

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

For the year ended February 28, 2026, the Company had negative cash flow from operating activities of $9,344,534. As of February 28, 2026 the Company has an accumulated deficit of $171,121,742 and negative working capital of $17,017,745. Management does not anticipate having positive cash flow from operations in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise either non-dilutive funds or minimally dilutive funds. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In May 2026, the Company entered into an equity financing agreement whereby an investor will purchase up to $10,000,000 of the Company’s common stock at a discount over a two-year period. There remains approximately $10 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways : growing revenues ,through equity proceeds, and issuing debt.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the period indicated:

	February 28, 2026	February 28, 2025

Current assets	$2,935,003	$5,028,543
Current liabilities	19,952,748	7,576,681
Working capital	$(17,017,745)	$(2,548,138)

As of February 28, 2026 and February 28, 2025, we had a cash balance of $109,043 and $865,975, respectively.

Summary of Cash Flows

	Year Ended February 28, 2026	Year Ended February 28, 2025

Net cash used in operating activities	$(9,344,534)	$(12,196,388)
Net cash provided by (used in) investing activities	$(12,861)	$(79,965)
Net cash provided by financing activities	$8,600,463	$13,036,402

Net cash used in operating activities for the year ended February 28, 2026 was $9,344,534, which included a net loss of $14,510,251, non-cash activity such as the gain on settlement of debt of $3,434,685, amortization of debt discount of $536,078, penalty added to the face value of loan of $24,510, stock based compensation of $1,815,848, reduction in right of use asset $141,217, accretion of lease liability $103,956, increase in related party accrued payroll and interest $132,268, inventory recovery of ($290,000), loss on disposal of revenue earning devices and fixed assets of $93,249, bad debts expense $138,405, depreciation and amortization of $2,122,730 and change in operating assets and liabilities of $3,782,141.

Net cash provided by (used in) investing activities.

Net cash used in investing activities for the year ended February 28, 2026 was $12,861. This consisted of the purchase of fixed assets of ($10,863), purchase of trademarks of ($1,998).

Net cash provided by (used in) financing activities.

Net cash provided by financing activities was $8,600,463 for the year ended February 28, 2026. This consisted of share proceeds net of issuance costs of $5,219,853, and proceeds from loans payable $4.808,171 offset by repayments of loans payable of $1,302,561 and redemption of Series C Preferred Shares of ($125,000).

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2026 and February 28, 2025, the Company had no deferred development costs.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
February 28, 2026
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$5,500,000	$—	$—	$5,500,000

February 28, 2025
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$4,000,000	$—	$—	$4,000,000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From October 31, 2019 through May 29, 2026, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and LJ Soldinger & Associates LLC (“LJ Soldinger”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 28, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; management is dominated by a single individual; use of the inappropriate methodology of allocating proceeds in certain debt transactions and the expensing timing of the related debt discount; use of inappropriate fair values in certain preferred stock issuances and settlements. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2026.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the year ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Steven Reinharz (1)	50	Chief Executive Officer, Secretary and Director (2)
Anthony Brenz	64	Chief Financial Officer

(1)	Director as of March 2, 2021
(2)	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

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

Director Compensation

We reimburse our directors for all reasonable ordinary and necessary business-related expenses, but we did not pay any other director’s fees or any other cash compensation for services rendered as a director during the years ended February 28, 2026 and February 28, 2025 to any of the individuals serving on our Board during that period.

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

2026 AND 2025 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary or Fees ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Reinharz	2026	420,000	—	1,500,000	—	—	1,000,000	—	2,920,000
Chief Executive Officer, Chief Financial Officer, Secretary (1)	2025	320,000	836,167	1,500,000	—	—	1,663,833	—	4,320,000

Anthony Brenz	2026	211,865	—	—	—	—	—	1,200	213,055
Chief Financial Officer (1)	2025	200,408	1,000	—	17,975	—	—	1,200	208,988

(1)	Steven Reinharz was appointed Chief Executive Officer, Chief Financial Officer and Secretary on March 2, 2021.Mr.Reinharz ceased being Chief Financial Officer on June 24, 2021 and on that date appointed Anthony Brenz as Chief Financial Officer
(2)	Stock awards are payable in Series G and are included in long term liabilities as they will not be paid out in the current year.

Employment Agreements

On April 9, 2021 Mr. Reinharz entered into an employment agreement with the Company in connection with his service as Chief Executive Officer. The agreement began on April 9, 2021 and has a three-year term, renewable thereafter on an annual basis if neither party files a notice of termination 90 days prior to the term renewal date. The agreement provides for compensation of $240,000 base salary (to be reviewed annually by the Board of Directors) and bonuses to be granted at the discretion of the Board of Directors. The salary for the fiscal year ended February 28, 2026 was $420,000.

Outstanding Equity Awards at 2026 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for Mr Brenz, our sole executive officers outstanding as of February 28, 2026:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Anthony Brenz	0	0	45,000	$2.00	Sept. 1, 2027	45,000	$12,825	0	0
Anthony Brenz	0	0	100,000	$2.00	Sept. 1, 2028	100,000	$28,500	0	0

On April 14, 2021, the Shareholders of Series E Preferred Stock and the Board of Directors of our Company (“Board”) approved and adopted the 2021 Incentive Stock Plan (the “2021 Plan”). On August 11, 2022 the Company amended the 2021 Plan increasing the maximum number of shares applicable to the 2021 Plan from 50,000 to 1,000,000. On August 14,2023 the Company further amended the plan increasing the maximum shares to 2,000,000.

The purpose of the 2021 Plan is to promote the success of the Company by authorizing incentive awards to retain Directors, executives, selected Employees and Consultants, and reward participants for making major contributions to the success of the Company. The 2021 Plan authorizes the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and stock awards. A total of two d million (2,000,000) shares of common stock may be issued under the 2021 Plan. All awards under the 2021 Plan, whether vested or unvested, are subject to the terms of any recoupment, clawback or similar policy of the Company in effect from time to time, as well as any similar provisions of applicable law, which could in certain circumstances require repayment or forfeiture of awards or any shares of stock or other cash or property received with respect to the awards, including any value received from a disposition of the shares acquired upon payment of the awards. The 2021 Plan will be administered by the Board or any Committee authorized by the Board, if applicable, which will have the sole authority to, among other things: construe and interpret the 2021 Plan; make rules and regulations relating to the administration of the 2021 Plan; select participants; and establish the terms and conditions of awards, all in accordance with the terms of the 2021 Plan. The 2021 Plan will remain in effect until April 14, 2031, unless sooner terminated by the Board. Termination will not affect awards then outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At June 1, 2026, we had 387,232,589 shares of Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of June 1, 2026, and reflects:

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

	Amount and Nature of
Name	Beneficial Ownership (1)	Percent of Common Stock (2)

Named Executive Officers and Directors:
Steven Reinharz (3)	1,302,460,588	77.08%
Anthony Brenz	0	0
Mark Folmer	0	0

All executive officers and directors as a group (3 persons)	1,302,460,588	77.08%

5% Shareholders:
Steven Reinharz	1,302,460,588	77.08%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of June 1, 2026 387,232,589 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 387,232,5899 shares of the Company’s common stock issued and outstanding as of June 1, 2026.

(3)	Steve Reinharz is a director and the Company’s Chief Executive Officer, Chief Financial Officer and Secretary as well as the CEO of RAD and is the holder of (i) 3,350,000 shares of our Series E Preferred Stock and, (ii) 2,450 shares of our Series F Convertible Preferred Stock. If Mr. Reinharz converted the 2,450 shares of the Company’s Series F Convertible Preferred Stock, he would receive 1,302,460,588shares of the Company’s common stock, which is included in the chart above as if such conversion has occurred. Further, the outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of common stock. As a result, the holders of Series E preferred stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for its consideration.

For the years ended February 28, 2026, and February 28, 2025, the Company had net (advances) repayments of ($132,268) and ($71,927), respectively, to its loan payable-related party. At February 28, 2026, the loan payable-related party was $461,633 and $329,365 at February 28, 2025. As of February 28, 2026, included in the balance due to the related party is $285,638 of deferred salary all of which bears interest at 12%. As of February 28, 2025, included in the balance due to the related party is $190,013 of deferred salary all of which bears interest at 12%. The accrued interest included at February 28, 2026, was $79,268 (February 28, 2025- $51,575).

During the year ended February 28, 2026, the Company had a net repayment of $390,744 in deferred compensation for the CEO. This would bring his annual bonus for the year ended February 28, 2026, to $1.0 million. For the fiscal year ended February 28, 2025, the Company paid out $1,390,744 to the CEO. During the year ended February 28, 2025, the Company a net accrual of $1,663,833 in deferred compensation for the CEO. This would bring his annual bonus for the year ended February 28, 2025, to $2.5 million. For the fiscal year ended February 28, 2025, the Company paid out $836,167 to the CEO. This was all in accordance with a December 2023 board action allowing for $1 million of discretionary compensation.

During the years ended February 28, 2026, and February 28, 2025, the Company accrued 1,500 Series G shares to be issued totaling $1,500,000 and 1,500 Series G preferred shares to be issued totaling $1,500,000, respectively, both per Company resolution. The Series G preferred shares are redeemable at $1,000 per share and will be issued by the Company at the appropriate time. The balance of Incentive Compensation Plan Payable at February 28, 2026, was $5,500,000 and the balance February 28, 2025, was $4,000,000.

During the years ended February 28, 2026, and February 28, 2025, the Company was charged $2,576,111 and $2,541,180, respectively in consulting fees for research and development to a company partially owned by a principal shareholder included in research and development expenses. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at February 28, 2026, and February 28, 2025, the balance due to this company was $160,557 and $76,532, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 31, 2019 the Board of Directors of the Company approved and ratified the engagement (“Engagement”) of LJ Soldinger & Associates LLC (“LJ Soldinger”) as the Company’s new independent registered public accounting firm..

The following table shows the fees that were billed for the audit and other services provided by LJ Soldinger for the fiscal years ended February 28, 2026 and February 28, 2025.

2026
Audit Fees	$256,700
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$256,700

2025
Audit Fees	$240,100
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$240,100

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: June 8, 2026	By:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer

Date: June 8, 2026	By:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Reinharz	President, Chief Executive Officer and Director (principal executive officer)	June 8, 2026
Steven Reinharz

/s/ Anthony Brenz	Chief Financial Officer (principal financial and accounting officer)	June 8, 2026
Anthony Brenz

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Artificial Intelligence Technology Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artificial Intelligence Technology Solutions, Inc. and its subsidiaries (the “Company”) as of February 28, 2026 and February 28, 2025, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended February 28, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026, and February 28, 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had negative cash flow from operating activities of approximately $9.3 million, an accumulated deficit of approximately $171.1 million and negative working capital of approximately $17.0 million as of and for the year ended February 28, 2026, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deer Park, Illinois
PCAOB ID: 318
June 8, 2026

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2026	February 28, 2025
ASSETS
Current assets:
Cash	$109,043	$865,975
Accounts receivable, net	1,004,201	1,367,331
Share proceeds receivable	—	418,669
Device parts inventory, net	1,318,742	1,583,726
Prepaid expenses and deposits	503,017	792,842
Total current assets	2,935,003	5,028,543
Operating lease asset	931,814	1,010,545
Revenue earning devices, net of accumulated depreciation of $3,257,668 and $2,292,172, respectively	5,097,627	4,539,180
Fixed assets, net of accumulated depreciation of $540,426 and $491,186, respectively	183,185	258,328
Trademarks	35,319	33,321
Investment at cost	100,000	100,000
Security deposit	19,280	15,880
Total assets	$9,302,228	$10,985,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,007,270	$2,121,871
Customer deposits	147,326	91,578
Current operating lease liability	243,690	197,349
Current portion of deferred variable payment obligation	3,161,727	1,901,258
Loan payable - related party	461,633	329,365
Deferred compensation for CEO	1,811,856	2,202,600
Current portion of loans payable, net of discount of $635,774 and $0	8,848,140	519,105
Current portion of accrued interest payable	2,271,106	213,555
Total current liabilities	19,952,748	7,576,681
Non-current operating lease liability	676,694	810,513
Loans payable, net of discount of $0 and $360,163, respectively	24,188,380	31,922,078
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	5,500,000	4,000,000
Accrued interest payable	9,122,552	13,680,453
Total liabilities	61,965,374	60,514,725

Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly,$1,200 stated value, 5,000 shares authorized, no shares issued and outstanding at February 28, 2026 and February 28, 2025, respectively	—	—
Series C Convertible, Redeemable Preferred Stock. $0.001 par value; $1,200 stated value, redeemable at 109.5%, 12% dividend, 1,000 shares authorized, 417 and 306 shares issued and outstanding at February 28, 2026 and February 28, 2025, respectively	547,941	402,084

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,534,000 shares authorized; no shares issued and outstanding at February 28, 2026 and February 28, 2025, respectively	—	—
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at February 28, 2026 and February 28, 2025, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,513 and 2,513 shares issued and outstanding, respectively	2,513	2,513
Common Stock, $0.00001 par value; 12,000,000,000 shares authorized 267,872,804 and 144,124,538 shares issued, issuable and outstanding, respectively	2,679	1,441
Additional paid-in capital	117,803,027	106,459,528
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(171,121,742)	(156,496,930)
Total stockholders’ deficit	(53,211,087)	(49,931,012)
Total liabilities and stockholders’ deficit	$9,302,228	$10,985,797

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2026	Year Ended February 28, 2025

Revenues	$7,745,336	$6,130,886

Cost of goods sold	159,020	1,334,824
Depreciation and Amortization	1,981,679	1,051,498
Loss on disposal of revenue earning devices	70,937	-
Total Cost of Goods Sold	2,211,636	2,386,322

Gross Profit	5,533,700	3,744,564

Operating expenses:
Research and development (note 9)	4,128,155	3,462,558
General and administrative	12,933,696	13,559,009
Depreciation and amortization	141,051	429,139
Loss on disposal of fixed assets	22,312	—
Operating lease cost and rent	251,883	240,731
Total operating expenses	17,477,097	17,691,437

Loss from operations	(11,943,397)	(13,946,873)

Other income (expense), net:
Interest expense	(6,001,539)	(5,456,981)
Gain on settlement of debt	3,434,685	468,262
Total other income (expense), net	(2,566,854)	(4,988,719)

Net Loss	$(14,510,251)	$(18,935,592)

Net loss per share - basic	$(0.07)	$(0.16)

Net loss per share - diluted	$(0.07)	$(0.16)

Weighted average common share outstanding – basic and diluted	202,908,578	116,476,733

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

	Temporary Equity		Shareholder’s Deficit
	Series B & C		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2024	—	—	3,350,000	$3,350	2,533	$101,619	92,387,510	$924	$92,656,977	$(132,962,427)	$(40,199,557)
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	—	—	—	—	—	—	—	—	—	(4,175,535)	(4,175,535)
Issuance of shares, net of $701,565 issuance costs	—	—	—	—	—	—	49,796,369	498	13,120,181	—	13,120,679
Debt exchanged for common stock	—	—	—	—	—	—	1,940,659	19	561,981	—	562,000
Series F Preferred Shares exchanged for debt	—	—	—	—	(20)	(20)	—	—	(65,793)	(334,187)	(400,000)
Issuance of Series B Preferred Shares	300	360,000	—	—	—	—	—	—	(82,000)	—	(82,000)
Series B Preferred Shares issued as commitment fee	20	24,000	—	—	—	—	—	—	(24,000)	—	(24,000)
Series B Preferred shares issued as dividend	4	5,188	—	—	—	—	—	—	(5,188)	—	(5,188)
Redemption of Series B Preferred shares	(324)	(389,188)	—	—	—	—	—	—	89,189	(89,189)	—
Issuance of Series C Preferred Shares	306	402,084	—	—	—	—	—	—	(123,504)	—	(123,504)
Stock based compensation	—	—	—	—	—	—	—	—	331,685	—	331,685
Net loss	—	—	—	—	—	—	—	—	—	(18,935,592)	(18,935,592)
Balance at February 28, 2025	306	$402,084	3,350,000	$3,350	2,513	$101,599	144,124,538	$1,441	$106,459,528	$(156,496,930)	$(49,931,012)

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Temporary Equity		Shareholder’s Deficit
	Series B & C		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2025	306	402,084	3,350,000	$3,350	2,513	$101,599	144,124,538	$1,441	$106,459,528	$(156,496,930)	$(49,931,012)
Issuance of shares, net of $364,161 issuance costs	—	—	—	—	—	—	50,403,802	504	4,800,680	—	4,801,184
Debt exchanged for common stock	—	—	—	—	—	—	71,350,000	714	6,383,286	—	6,384,000
Conversion of Series C Preferred shares	(85)	(111,690)	—	—	—	—	1,994,464	20	196,360	(84,690)	111,690
Cash redemption of Series C shares	(95)	(125,000)	—	—	—	—	—	—	29,871	(29,871)	—
Series C Preferred shares issued as dividend	44	58,100	—	—	—	—	—	—	(58,100)	—	(58,100)
Penalty on failure to redeem Series C Preferred shares	114	149,307	—	—	—	—	—	—	(149,307)	—	(149,307)
Penalty on failure to convert Series C Preferred shares	133	175,140	—	—	—	—	—	—	(175,140)	—	(175,140)
Stock based compensation	—	—	—	—	—	—	—	—	315,849	—	315,849
Net loss	—	—	—	—	—	—	—	—	—	(14,510,251)	(14,510,251)
Balance at February 28, 2026	417	$547,941	3,350,000	$3,350	2,513	$101,599	267,872,804	$2,679	$117,803,027	$(171,121,742)	$(53,211,087)

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2026	Year Ended February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,510,251)	$(18,935,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,122,730	1,480,636
Inventory provision (recovery)	(290,000)	(494,000)
Bad debts expense	138,405	83,682
Reduction of right of use asset	141,217	119,151
Accretion of lease liability	103,956	118,502
Stock based compensation	1,815,848	1,831,685
Amortization of debt discounts	536,078	271,234
Penalty added to face value of the loan	24,510	—
Gain on settlement of debt	(3,434,685)	(468,262)
Loss on disposal of revenue earning devices and fixed assets	93,249	—
Increase in related party accrued payroll and interest	132,268	71,927
Changes in operating assets and liabilities:
Accounts receivable	224,725	(694,929)
Prepaid expenses	294,264	(160,393)
Deposit on right of use asset	(13,187)	—
Security deposit on operating lease	(3,400)	—
Device parts inventory	(2,133,437)	(2,464,468)
Accounts payable and accrued expenses	879,021	505,068
Deferred compensation for CEO	(390,744)	1,663,833
Customer deposits	55,748	17,876
Operating lease liability payments	(238,792)	(225,413)
Current portion of deferred variable payment obligations for Payments	1,260,469	996,881
Accrued interest payable	3,847,474	4,086,194
Net cash used in operating activities	(9,344,534)	(12,196,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(10,863)	(23,724)
Purchase of trademarks	(1,998)	(6,241)
Purchase of investment (convertible note receivable)	—	(50,000)
Net cash used in investing activities	(12,861)	(79,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	5,219,853	12,702,010
Proceeds on issuance of Series B Preferred Shares	—	278,000
Redemption of Series B or Series C Preferred Shares	(125,000)	(389,188)
Proceeds on issuance of Series C Preferred Shares	—	278,580
Proceeds from loans payable	4,808,171	350,000
Repayment of loans payable	(1,302,561)	(183,000)
Net cash provided by financing activities	8,600,463	13,036,402

Net change in cash	(756,932)	760,049

Cash, beginning of period	865,975	105,926

Cash, end of period	$109,043	$865,975

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$188,993	$94,517
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Cumulative Effect Adjustment RFV discount per adoption of ASU 2020-06 at March 1, 2024	$—	$4,175,535
Right of use asset for lease liability	$53,739	$—
Transfer from device parts inventory to fixed assets	$2,688,421	$3,506,341
Series C penalty shares issued	$324,447	—

Discount applied to face value of loans	$811,689	$—

Exchange of Series F Preferred Shares for loans payable	$—	$400,000
Exchange of loans payable and accrued interest for common shares	$6,484,000	$562,000
Convertible note receivable exchanged for investment at cost	$—	$50,000
Dividend on Series B or Series C Preferred Shares paid in Series B or Series C Preferred Shares	$58,100	$5,188

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

For the year ended February 28, 2026, the Company had negative cash flow from operating activities of $9,344,534. As of February 28, 2026 the Company has an accumulated deficit of $171,121,742 and negative working capital of $17,017,745. Management does not anticipate having positive cash flow from operations in the near future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raise funds either through convertible debt or equity financing.. There is no assurance that these funds will be able to be raised nor can we provide assurance that these possible raises may not have dilutive effects. In May 2026, the Company entered into an equity financing agreement whereby an investor will purchase up to $10,000,000 of the Company’s common stock at a discount over a three-year period. There remains approximately $10 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways : growing revenues ,through equity proceeds, and issuing debt.

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

Concentrations of Loans Payable

At February 28, 2026 there were $33,672,294 loans payable, $32,178,506 or 96% of these loans to companies controlled by one individual. At February 28, 2025 there were $32,801,345 loans payable, $28,581,506 or 87% of these loans to companies controlled by one individual..

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for credit losses. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $170,000 and $140,000 provided as of February 28, 2026 and February 28, 2025, respectively. For the year ended February 28, 2026, two customer account for 31% of total accounts receivable . For the year ended February 28, 2025, one customer accounts for 52% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. At February 28, 2026 and at February 28, 2025 there was a valuation reserve of $175,000 and $465,000, respectively.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At February 28, 2026 and February 28, 2025, the Company had no deferred development costs.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.. For the year ended February 28, 2026, two customers accounted for 55% of total revenue and for the year ended February 28, 2025, one customer accounted for 55% of total revenue (see Note-3).

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

Measured on a Recurring Basis

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
February 28, 2026
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$5,500,000	$—	$—	$5,500,000

February 28, 2025
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$4,000,000	$—	$—	$4,000,000

For the incentive compensation plan , the Company recorded stock based compensation of $1,500,000 and $1,500,000 for the years ended February 28, 2026 and February 28, 2025 with corresponding adjustments to incentive compensation plan payable.

The method of valuation of the incentive compensation plan payable is based on the redemption value of the Series G Preferred Shares. The method of valuation of the Level 3 investment at cost is an independent third party valuation of the common share value of the investment.

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

Recently Adopted Accounting Pronouncements

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures about significant segment expenses and other segment items, require disclosure of the title and position of the chief operating decision maker (“CODM”), explain how the CODM uses reported measures of segment profit or loss to assess performance and allocate resources, and expand interim disclosure requirements. The amendments apply to entities with a single reportable segment as well as entities with multiple reportable segments.

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, during fiscal 2025. The standard requires enhanced disclosures regarding segment expenses and CODM information and applies to entities with a single reportable segment. Adoption of the standard impacted the Company’s segment reporting disclosures only and did not affect its consolidated financial position, results of operations, or cash flows.

Recently issued accounting pronouncement not yet effective

ASU 2024-04—Debt with Conversion and Other Options (Topic 470-20): Induced Conversions of Convertible Debt Instruments

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or as debt extinguishments. Under the amended guidance, an induced conversion requires that the inducement offer provide the holder, at a minimum, the consideration issuable under the existing conversion privileges of the instrument.

The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and related disclosures.

ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments refine the guidance in ASC 326 related to the measurement of expected credit losses for accounts receivable and contract assets arising from revenue transactions accounted for under ASC 606. The update clarifies the application of the current expected credit loss (“CECL”) model to such assets, including the use of practical expedients and considerations in estimating expected credit losses over the contractual term of the asset.

The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements and related disclosures.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Device rental activities	$6,920,336	$5,050,255
Direct sales of goods and services	825,000	1,080,631
	$7,745,336	$6,130,886

The Company operates as one reportable segment The Chief Executive Officer (“CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates the Company’s performance based on consolidated net income. This measure aligns with the Company’s consolidated financial statements and serves as the basis for resource allocation and performance assessment. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM monitors profitability and strategic growth initiatives on a consolidated basis, without disaggregating profit or loss into separate operating segments. The Company determined there are no significant segment expenses that require a separate disclosure. The consolidated net income is used to assess overall company performance, benchmark against industry standards, and identify profitability trends, which guides resource allocation and investment in expansion and program upgrades. The CODM also evaluates company performance using operating income. Operating income provides the CODM with a focused view of the Company’s profitability excluding the effects of financing activities, tax strategies, and other non-operating items. This measure enables the CODM to assess operational efficiency, monitor performance trends, and evaluate the effectiveness of strategies aimed at revenue generation and cost management.

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

Below is a summary of our lease assets and liabilities at February 28, 2026 and February 28, 2025.

Leases	Classification	February 28, 2026	February 28, 2025
Assets
Operating	Operating Lease Assets	$931,814	$1,010,545
Liabilities
Current
Operating	Current Operating Lease Liability	$243,690	$197,349
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	676,694	810,513
Total lease liabilities		$920,384	$1,007,862

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating lease cost and rent was $251,883 and $240,731 for both the twelve months ended February 28, 2026 and February 28, 2025, respectively.

5. INVESTMENT

On December 23, 2022 the Company entered into a Simple Agreement for Future Equity (SAFE) contract to invest $50,000 to acquire shares of a company’s capital stock at a discount. On June 3, 2024 the Company acquired a $50,000 convertible note receivable from Nightingale Intelligent Systems, Inc., a private Delaware corporation that provides unmanned aerial vehicles (UAV) for commercial applications. On January 3, 2025 the Company exchanged it’s convertible note receivable for : 1,770,840 Series A preferred shares, 15,000 common shares and 165,000 common share warrants. On February 28, 2025, there was a 10 :1 split. The Company now holds 177,084 Series A preferred shares, 1,500 common shares and 16,500 common share warrants (at a strike price of $0.80/share). The Company values the Nightingale Intelligent Systems, Inc.’s shares and warrants at $50,000 bringing total investments at cost to $100,000 at February 28, 2026.

6. REVENUE EARNING DEVICES

Revenue earning devices (RED) consisted of the following:

	February 28, 2026	February 28, 2025
Revenue earning devices	$8,355,295	$6,831,352
Less: Accumulated depreciation	(3,257,668)	(2,292,172)
	$5,097,627	$4,539,180

During the year ended February 28, 2026, the Company made total additions to revenue earning devices of $2,632,720 which were transferred from inventory. For the year ended February 28, 2026, the Company disposed of assets with a value $1,108,776 and related accumulated depreciation $1,037,839 with a net book value of $70,937 for zero net proceeds..

During the year ended February 28, 2025, the Company made total additions to revenue earning devices of $3,398,505 which were transferred from inventory. There was no permanent impairment on revenue earning services for the year ended February 28, 2025.

Depreciation and amortization for the years ended February 28, 2026, and February 28, 2025, are as follows:

Depreciation and Amortization RED	Year Ended February 28, 2026	Year Ended February 28, 2025

Cost of Goods Sold	$1,981,679	$1,051,498
Operating expenses	91,811	287,830
Total Depreciation and Amortization RED	$2,073,490	$1,339,328

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. FIXED ASSETS

Fixed assets consisted of the following:

	February 28, 2026	February 28, 2025
Automobile	$74,237	$74,237
Demo devices	265,421	302,186
Tooling	107,020	107,020
Machinery and equipment	17,246	8,825
Computer equipment	157,448	157,448
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	38,746	36,305
Leasehold improvements	26,956	26,956
	723,611	749,514
Less: Accumulated depreciation	(540,426)	(491,186)
	$183,185	$258,328

During the year ended February 28, 2026, the Company made additions to fixed assets of $10,863 and also additions through inventory transfers of $55,701. For the year ended February 28, 2026, the Company disposed of assets with a value $92,466 and related accumulated depreciation $70,154 with a net book value of $22,312 for zero net proceeds.

During the year ended February 28, 2025, the Company made additions to fixed assets of $23,724 and also additions through inventory transfers of $107,836.

Depreciation and amortization for the years ended February 28, 2026, and February 28, 2025, are as follows:

Depreciation and Amortization	Year Ended February 28, 2026	Year Ended February 28, 2025

Fixed assets	$49,240	$141,309
Revenue earning devices	91,811	287,830
Total Depreciation and Amortization included in operating expenses	$141,051	$429,139

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

In summary of all agreements mentioned above if in the event that at least 10% of the assets of the Company are sold by the Company, the investors would be entitled to the fair market value (FMV) of all future Payments associated with the assets sold as determined by an independent valuator to be chosen by the investors. The FMV cannot exceed 43.77% of the total asset disposition price defined as the total price paid for the assets plus all future Payments associated with the assets sold. In the event that the common or preferred shares are sold by the Company to a third party as to effect a change in control, then the investors must be paid the FMV of all future Payments in one lump payment. The FMV cannot exceed 43.77% of the share disposition price defined as the total price the third party paid for the shares plus the total value of all future Payments. As of March 1, 2021 as a result of the amendment with the first investor noted below. This aggregate asset disposition % was reduced from 43.77 % to 33.77%

The Payments will first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and will accrue every quarter thereafter. As of February 28, 2026, the Company has accrued approximately $3,161,727 in Payments, of which $1,901,259 is in arrears. As of February 28, 2025, the Company has accrued approximately $1,901,258 in Payments, of which $904,377 is in arrears No notices have been received by the Company.

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of February 28, 2026, and February 28, 2025, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the years ended February 28, 2026 and February 28, 2025, the Company has received $0 related to the deferred payment obligation as the balance remains $2,525,000 at both February 28, 2026 and February 28, 2025.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

For the years ended February 28, 2026, and February 28, 2025, the Company had net (advances) repayments of ($132,268) and ($71,927), respectively, to its loan payable-related party. At February 28, 2026, the loan payable-related party was $461,633 and $329,365 at February 28, 2025. As of February 28, 2026, included in the balance due to the related party is $285,638 of deferred salary all of which bears interest at 12%. As of February 28, 2025, included in the balance due to the related party is $190,013 of deferred salary all of which bears interest at 12%. The accrued interest included at February 28, 2026, was $79,268 (February 28, 2025- $51,575).

During the year ended February 28, 2026, the Company a net repayment of $390,744 in deferred compensation for the CEO. This would bring his annual bonus for the year ended February 28, 2026, to $1.0 million. For the fiscal year ended February 28, 2025, the Company paid out $1,390,744 to the CEO. During the year ended February 28, 2025, the Company a net accrual of $1,663,833 in deferred compensation for the CEO. This would bring his annual bonus for the year ended February 28, 2025, to $2.5 million. For the fiscal year ended February 28, 2025, the Company paid out $836,167 to the CEO. This was all in accordance with a December 2023 board action allowing for $1 million of discretionary compensation.

During the years ended February 28, 2026, and February 28, 2025, the Company accrued 1,500 Series G shares to be issued totaling $1,500,000 and 1,500 Series G preferred shares to be issued totaling $1,500,000, respectively, both per Company resolution. The Series G preferred shares are redeemable at $1,000 per share and will be issued by the Company at the appropriate time. The balance of Incentive Compensation Plan Payable at February 28, 2026, was $5,500,000 and the balance February 28, 2025, was $4,000,000.

During the years ended February 28, 2026, and February 28, 2025, the Company was charged $2,576,111 and $2,541,180, respectively in consulting fees for research and development to a company partially owned by a principal shareholder included in research and development expenses. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at February 28, 2026, and February 28, 2025, the balance due to this company was $160,557 and $76,532, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS PAYABLE

Loans payable at February 28, 2026 consisted of the following:

Date	Maturity	Description		Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note	(1)*	$3,500	22%
December 10, 2020	March 1, 2027	Promissory note	(2)	3,921,168	12%
December 10, 2020	March 1, 2027	Promissory note	(3)	2,754,338	12%
December 10, 2020	December 10, 2024	Promissory note	(4)	—	12%
December 14, 2020	March 1, 2027	Promissory note	(5)	310,375	12%
December 30, 2020	March 1, 2027	Promissory note	(6)	350,000	12%
January 1, 2021	March 1, 2027	Promissory note	(7)	25,000	12%
January 1, 2021	March 1, 2027	Promissory note	(8)	145,000	12%
January 14, 2021	March 1, 2027	Promissory note	(9)	237,500	12%
February 22, 2021	March 1, 2027	Promissory note	(10)	1,650,000	12%
March 1, 2021	March 1, 2027	Promissory note	(11)	6,000,000	12%
June 8, 2021	June 8, 2027	Promissory note	(12)	2,750,000	12%
July 12, 2021	July 26, 2026	Promissory note	(13)	—	7%
September 14, 2021	September 14, 2027	Promissory note	(14)	1,650,000	12%
July 28, 2022	March 1, 2027	Promissory note	(15)	170,000	15%
August 30, 2022	August 30,2027	Promissory note	(16)	3,000,000	15%
September 7, 2022	March 1, 2027	Promissory note	(17)	400,000	15%
September 8, 2022	March 1, 2027	Promissory note	(18)	475,000	15%
October 13, 2022	March 1, 2027	Promissory note	(19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 9, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 10, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
November 15, 2022	October 31, 2026	Promissory note	(20)	400,000	15%
January 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
February 6, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 5. 2023	October 31, 2026	Promissory note	(20)	400,000	15%
April 20, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
May 11, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
October 27, 2023	October 31, 2026	Promissory note	(20)	400,000	15%
November 30, 2023	April 30, 2027	Purchase Agreement	(21)	203,000	15%
March 8, 2024	August 8, 2027	Purchase Agreement	(22)	350,000	15%
July 26, 2025	July 26, 2026	Promissory note	(23)	165,000	15%
August 7,2025	August 7,2026	Promissory note	(24)	245,000	15%
August 25, 2025	August 25, 2026	Promissory note	(25)	137,500	15%
August 25, 2025	May 6, 2026	Future Receivables Purchase and Sale Agreement	(26)	189,951	108%
September 25, 2025	September 25, 2026	Promissory note	(27)	550,000	15%
October 30. 2025	October 30. 2026	Promissory note	(28)	200,000	15%
November 6, 2025	November 6, 2026	Promissory note	(29)	275,000	15%
November 24, 2025	November 24, 2026	Promissory note	(30)	450,000	15%
December 9, 2025	December 9, 2026	Promissory note	(31)	450,000	15%
December 17, 2025	September 23, 2026	Business loan	(32)	329,962	65%
December 22, 2025	December 22, 2026	Convertible note	(33)	495,000	12%
December 27, 2025	December 27, 2026	Promissory note	(34)	275,000	15%
January 12, 2026	January 12, 2027	Promissory note	(35)	330,000	15%
January 27, 2026	January 27, 2027	Promissory note	(36)	170,000	15%
February 2, 2026	February 2, 2027	Promissory note	(37)	330,000	15%
February 19, 2026	February 19, 2027	Convertible note	(38)	165,000	12%

February 24, 2026	February 24, 2027	Promissory note	(39)	170,000	15%
				$33,672,294

Less: current portion of loans payable				(9,483,914)
Less: discount on non-current loans payable				-
Non-current loans payable, net of discount				$24,188,380

Current portion of loans payable				$9,483,914
Less: discount on current portion of loans payable				(635,774)
Current portion of loans payable, net of discount				$8,848,140

*	In default

As of February 28, 2026 , all long term debt matures in the fiscal year ending February 29, 2028.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $0.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $300,000 has been repaid during the year ended February 29, 2024. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. On February 8, 2026, the holder exchanged $192,000 in accrued interest for 8,000,000 common shares at fair value of $320,000 with a loss on settlement of $128,000.

(4)	This promissory note was issued as part of a debt settlement whereby $103,180 in convertible notes and associated accrued interest of $62,425 totaling $165,605 was exchanged for this promissory note of $165,605, and a warrant to purchase 80,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $176,000.The maturity date was extended from December 10, 2023 to December 10, 2024 on February 29, 2024 and a fee of $22,958 was paid and charged to interest expense. The Company was charged a penalty of $24,510 which it added the loan with a corresponding adjustment to interest expense. The Company repaid the loan in full $190,155 with accrued interest of $104,046.

(5)

This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500. On December 14, 2023, the parties extended the maturity date from December 14. 2023 date to March 1,2027.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. On March 1, 2024, the unamortized relative fair value discount of $65,092 was removed with a corresponding adjustment to accumulated deficit. A $8,399 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the year ended February 28, 2026, the Company recorded amortization expense of $138, with an unamortized discount of $0 at February 28, 2026.The loan is fully amortized.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $80,284 was removed with a corresponding adjustment to accumulated deficit. A $10,559 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from January 14, 2024, to March 1, 2025, with all other terms and Conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the year ended February 28, 2026, the Company recorded amortization expense of $144, with an unamortized discount of $0 at February 28, 2026.The loan is fully amortized. Through an exchange agreement on February 11, 2025, the Company repaid $162,000 in principal st through the issuance of 600,000 common shares. On March 28, 2025 the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest VWAP price. On March 5, 2025 the Company repaid $150,500 in loan principal as well as $275,000 in accrued interest (all totaling $425,500) was repaid on March 5, 2025 through the issuance of 1,850,000 common shares at a fair value of $444,000 with a loss on settlement of $18,500.

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022, to February 22, 2024, on February 28, 2022, in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. On November 28, 2023, the parties extended the maturity date from February 22, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On March 1, 2024, the unamortized relative fair value discount of $497,614 was removed with a corresponding adjustment to accumulated deficit. A $55,585 unamortized discount remained. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. For the year ended February 28, 2026, the Company recorded amortization expense of $700, with an unamortized discount of $0 at February 28, 2026. The loan is fully amortized. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized. This note was again extended to March 1, 2025. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. On March 28, 2025 the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest VWAP price. For the year ended February 28, 2026, the Company has issued 36,500,000 common shares at fair market value of $4,365,500 to repay $3,840,500 in accrued interest with a loss on settlement of debt of $525,000.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note was extended to June 8, 2025. On March 1, 2024, the unamortized relative fair value discount of $33,547 was removed with a corresponding adjustment to accumulated deficit. A $4,121 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $964, with an unamortized discount of $0 at February 28, 2026. The loan is fully amortized On April 16, 2025, the parties again extended the maturity date from June 8, 2025, to June 8, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of price the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. During the period the holder exchanged $1,416,000 in accrued interest for 25,000,000 common shares at a fair value of $1,680,000 with a loss on settlement of $264,000.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(13)	This loan, with an original principal balance of $4,000,160, was in exchange for 184 Series F preferred shares from a former director. The interest and principal are payable at maturity. The loan is unsecured. During the six months ended August 31, 2025 the Company repaid $420,000 as part of a settlement with the estate of the lender. A settlement agreement was entered into on April 25,2025 between the Company and the Estate of the lender whereby the Company will repay a total of $420,000 to fully discharge the outstanding loan balance and accrued interest which totaled $4,790,185. This settlement agreement was approved by the court on June 5, 2025. Upon settlement in August 2025, the Company recorded a gain on settlement of debt of $4,370,185. At February 28, 2026 the outstanding principal and interest was $0.

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $572,549 was removed with a corresponding adjustment to accumulated deficit. A $66,846 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $8,856, with an unamortized discount of $16,325 at February 28, 2026. On April 16, 2025, the parties again extended the maturity date from September 14, 2025, to September 14, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from July 28, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. On March 1, 2024, the unamortized relative fair value discount of $11,535 was removed with a corresponding adjustment to accumulated deficit. This note has been fully amortized. This note was extended to August 30, 2025. On April 16, 2025, the parties again extended the maturity date from August 30, 2025, to August 30, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 7, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 8, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from October 13, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(20)	On October 28, 2022, the Company entered into as secured loan agreement with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of this secured loan agreement into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. At February 29, 2024 the Company has issued all 10 tranches totaling $ 4,000,000 as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. On March 1, 2024, the unamortized relative fair value discount of $286,775 was removed with a corresponding adjustment to accumulated deficit. A $47,892 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $18,483, with an unamortized discount of $14,428 at February 28, 2026.

November 9, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,750. On March 1, 2024, the unamortized relative fair value discount of $288,513 was removed with a corresponding adjustment to accumulated deficit. A $48,126 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $18,573, with an unamortized discount of $14,502 at February 28, 2026.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. On March 1, 2024, the unamortized relative fair value discount of $291,694 was removed with a corresponding adjustment to accumulated deficit. A $48,290 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $18,637, with an unamortized discount of $18,647 at February 28, 2026.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $287,814 was removed with a corresponding adjustment to accumulated deficit. A $47,976 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $18,515, with an unamortized discount of $14,456 at February 28, 2026.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $286,813 was removed with a corresponding adjustment to accumulated deficit. A $48,124 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $18,573, with an unamortized discount of $14,502 at February 28, 2026.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $288,342 was removed with a corresponding adjustment to accumulated deficit. A $48,294 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $18,638, with an unamortized discount of $14,557 at February 28, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. On March 1, 2024, the unamortized relative fair value discount of $286,821 was removed with a corresponding adjustment to accumulated deficit. A $48,409 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $18,683, with an unamortized discount of $14,594 at February 28, 2026.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. On March 1, 2024, the unamortized relative fair value discount of $294,824 was removed with a corresponding adjustment to accumulated deficit. A $48,777 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $18,824, with an unamortized discount of $14,711 at February 28, 2026.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. On March 1, 2024, the unamortized relative fair value discount of $348,831 was removed with a corresponding adjustment to accumulated deficit. A $49,978 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $19,288, with an unamortized discount of $15,096 at February 28, 2026.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. On March 1, 2024, the unamortized relative fair value discount of $254,487 was removed with six a corresponding adjustment to accumulated deficit. A $48,611 unamortized discount remained. For the year ended February 28, 2026, the Company recorded amortization expense of $18,761, with an unamortized discount of $14,657 at February 28, 2026.

(21)

On November 30, 2023, the Company entered into an agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on April 30,2024 through to April 30, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment and after original maturity. The Company has repaid $147,000 and $53,000 in accrued interest in July to account for the missed April through to August 2024 payments in agreement with the lender. The Company have missed the subsequent monthly payments. On April 16, 2025, the parties extended the maturity date from April 30, 2025, to April 30, 2026, with all other terms and conditions remaining the same. On April 30,2026, the parties extended the maturity to April 30, 2027, with the default rate still applicable after April 30, 2025.

(22)	On March 8, 2024, the Company entered into another agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on August 8, 2024 through to August 8, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after- acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment and after original maturity. The August 2024 through to August 2025 payments have not been made and the note was not repaid at original maturity. On August 8, 2025 the parties extended the maturity to August 8, 2027 , with the default rate still applicable after August 8, 2025.

(23)	Original $165,000 note may be pre-payable at any time. The note balance includes an original issue discount of $15,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed.

(24)	Original $245,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed.

(25)	Original $137,500 note may be pre-payable at any time. The note balance includes an original issue discount of $12,500. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed.

(26)	On August 25, 2025, the Company entered into Future Receivables Purchase and Sale Agreement secured by a general security charging all of RAD’s present and after- acquired property. The Company received net proceeds of $555,671 after fees of $29,329 and a financing fee of $222,300 for total fees of $251,629. The Company must repay $807,300, in weekly payments of 7% of estimated receipts from accounts receivables. The estimated monthly payments will be approximately $99,725. For the year ended February 28, 2026, the Company recorded amortization expense of $192,422, with an unamortized discount of $59,207 at February 28, 2026. For the year ended February 28, 2026, the Company has repaid $617,348.

(27)	Original $550,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2026, the Company recorded amortization expense of $19,988, with an unamortized discount of $30,012 at February 28, 2026.

(28)	Original $200,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2026, the Company recorded amortization expense of $7,665, with an unamortized discount of $17,335 at February 28, 2026.

(29)	Original $275,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2026, the Company recorded amortization expense of $7,229, with an unamortized discount of $17,771 at February 28, 2026.

(30)	Original $450,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2026, the Company recorded amortization expense of $10,704, with an unamortized discount of $39,296 at February 28, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(31)

Original $450,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2026, the Company recorded amortization expense of $10,410, with an unamortized discount of $39,590 at February 28, 2026.

(32)

On December 17, 2025, the Company entered into a business loan secured by a general security charging all of RAD’s present and after- acquired property. The Company received net proceeds of $300,000 after fees of $14,000 and a financing fee of $91,060 for total fees of $105,060. The Company must repay $405,060, in 4 weekly payments of $2,276.50 and 36 weekly payments of $10,998.72. The loan is personally guaranteed by the CEO. For the year ended February 28, 2026, the Company recorded amortization expense of $19,478 with an unamortized discount of $85,582 at February 28, 2026. For the year ended February 28, 2026, the Company has repaid $75,098.

(33)	$495,000 convertible note that may be redeemed at a premium at any time. The Company received proceeds of $440,000, with fees of $10,000 and an original issue discount of $45,000. Principal and interest due at maturity. For the year ended February 28, 2026, the Company recorded amortization expense of $9,705, with an unamortized discount of $45,295 at February 28, 2026. After 180 days , the note and interest is convertible at a conversion price of 80% of the lowest traded price in the 15 prior trading days.

(34)	Original $275,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2026, the Company recorded amortization expense of $4,122, with an unamortized discount of $20,878 at February 28, 2026.

(35)

Original $330,000 note may be pre-payable at any time. The note balance includes an original issue discount of $30,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2026, the Company recorded amortization expense of $3,864, with an unamortized discount of $26,136 at February 28, 2026.

(36)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2026, the Company recorded amortization expense of $1,769, with an unamortized discount of $18,231 at February 28, 2026.

(37)

Original $330,000 note may be pre-payable at any time. The note balance includes an original issue discount of $30,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the year ended February 28, 2026, the Company recorded amortization expense of $1,863, with an unamortized discount of $28,137 at February 28, 2026.

(38)	$165,000 convertible note that may be redeemed at a premium at any time. The Company received proceeds of $142,500, with fees of $7,500 and an original issue discount of $15,000. Principal and interest due at maturity. For the year ended February 28, 2026, the Company recorded amortization expense of $484, with an unamortized discount of $22,016 at February 28, 2026. After 180 days , the note and interest is convertible at a conversion price of 80% of the lowest traded price in the 15 prior trading days.

(39)

Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the nine months ended February 28, 2026, the Company recorded amortization expense of $188, with an unamortized discount of $19,812 at February 28, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS’ DEFICIT

Preferred Stock: The Company is authorized to issue up to 20,000,000 shares of $0.001 par value preferred stock. The board of directors is authorized to designate any series of preferred stock up to the total authorized number of shares.

Series B Convertible, Redeemable Preferred Stock

The board of directors has designated 5,000 shares of Series B Convertible, Redeemable Preferred Stock with a par value of $0.001 per share. As of February 28, 2026 , there are no shares of Series B Preferred Stock outstanding. The Series B Convertible Preferred Stock are redeemable at $1,200 per share, rank in priority to common stock and common stock equivalents upon liquidation of the Company, have voting rights on a converted basis and receives quarterly dividends of 8%. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series B Convertible, Redeemable Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by dividing the redemption value by the Conversion Price. The Conversion price is equal to the lower of (1) a fixed price equaling the closing bid price of the Common Stock on the trading day immediately preceding the date of the acquisition of the shares and (2) the lowest traded price of the Common Stock during the ten (10) calendar days immediately preceding, but not including, the Conversion Date. Following an event of default,” as defined in the Purchase Agreement, the Conversion price shall equal the lower of: (a) the then applicable Conversion Price; or (b) a price per share equaling eighty five percent (85%) of the lowest traded price for the Company’s common stock during the fifteen (15) Trading Days immediately preceding, but not including, the Conversion Date. Each share of Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of eight percent (8%) per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company. Any dividends that are not paid a shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 14% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the dividend payment date through and including the date of actual payment in full. On the thirtieth day following the issue date of this Preferred Stock the Company shall have the obligation to redeem one-third of the Preferred Stock outstanding for a redemption price equal to the redemption value of each such share of Preferred Stock, plus any accrued but unpaid dividends, plus all other amounts due to the Holder including, but not limited to Late Fees, liquidated damages and the legal fees and expenses of the Holder’s counsel. On the sixtieth (60th) calendar day following the date Preferred Stock is issued, the Corporation shall have the obligation to redeem one-half of the Preferred Stock then outstanding for the redemption price. On the ninetieth (90th) calendar day following the date Preferred Stock is issued, the Corporation shall have the obligation to redeem all of the Preferred Stock then outstanding for the redemption price. From the date of issuance until the date no shares of Series B Preferred Stock are issued and outstanding, unless Holders of at least 75% in Stated Value of the then outstanding shares of Preferred Stock shall have otherwise given prior written consent, the Corporation shall not, and shall not permit any of the Subsidiaries to, directly or indirectly: (a) other than Permitted Indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom; (b) other than Permitted Liens, enter into, create, incur, assume or suffer to exist any Liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom; (c) amend its charter documents, including, without limitation, its articles of incorporation and bylaws, in any manner that materially and adversely affects any rights of the Holder; (d) repay, repurchase or offer to repay, repurchase or otherwise acquire of any shares of its Common Stock, Common Stock Equivalents or Junior Securities, other than as to the Conversion Shares as permitted or required under the Transaction Documents: (e) pay cash dividends or distributions on Junior Securities of the Corporation; f) enter into any transaction with any Affiliate of the Corporation which would be required to be disclosed in any public filing with the Commission, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Corporation (even if less than a quorum otherwise required for board approval); or(g) enter into any agreement with respect to any of the foregoing.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series C Convertible, Redeemable Preferred Stock

The board of directors has designated 1,000 shares of Series C Convertible, Redeemable Preferred Stock with a par value of $0.001 per share. As of the February 28, 2026, there are 417 shares of Series C Preferred Stock outstanding. The Series C Convertible Preferred Stock are redeemable at $1,200 per share, rank in priority to common stock and common stock equivalents upon liquidation of the Company, have voting rights on a converted basis and receives quarterly dividends of 12%. Each holder may, after 180 days after issuance, at any time and from time to time convert all, but not less than all, of their shares of Series C Convertible, Redeemable Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by dividing the redemption value by the Conversion Price. The Conversion price is equal to the lower of (1) a fixed price equaling the closing bid price of the Common Stock on the trading day immediately preceding the date of the acquisition of the shares and (2) the lowest traded price of the Common Stock during the ten (10) calendar days immediately preceding, but not including, the Conversion Date. Following an event of default,” as defined in the Purchase Agreement, the Conversion price shall equal the lower of: (a) the then applicable Conversion Price; or (b) a price per share equaling ninety percent (90%) of the lowest traded price for the Company’s common stock during the ten (10) Trading Days immediately preceding, but not including, the Conversion Date. Each share of Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of twelve percent (12%) per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company. Any dividends that are not paid a shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 14% per annum or the lesser rate permitted by applicable law which shall accrue and compound daily from the dividend payment date through and including the date of actual payment in full. On the one hundred eightieth day following the issue date of this Preferred Stock the Company shall have the obligation to redeem all outstanding Series Preferred Shares for one hundred nine and one half percent (109.5%) of the stated value, plus any accrued but unpaid dividends, plus all other amounts due to the Holder pursuant to the Certificate of Designation and/or any Transaction Documents (“Redemption Date”). Prior to the Redemption Date, the Company at its discretion and on three (3) Trading Days’ written notice, may redeem all outstanding Preferred Shares for one hundred nine and one half percent (109.5%) of the stated value, plus any accrued but unpaid dividends, plus all other amounts due to the Holder pursuant to the Certificate of Designation and/or any Transaction Documents.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series E Preferred Stock

The board of directors has designated 4,350,000 shares of Series E Preferred Stock. As of February 28, 2026, there are 3,350,000 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Corporation. The Series E preferred stock is non-redeemable, does not have rights upon liquidation of the Company and does not receive dividends. The outstanding shares of Series E Preferred Stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of equity instruments with voting rights. As a result, the holder of Series E Preferred Stock has 2/3rds of the voting power of all shareholders at any time corporate action requires a vote of shareholders.

Series F Convertible Preferred Stock

The board of directors has designated 10,000 shares of Series F Convertible Preferred Stock with a par value of $1.00 per share. As of February 28, 2026 , there are 2,513 shares of Series F Convertible Preferred Stock outstanding. The Series F Convertible Preferred Stock is non-redeemable, does not have rights upon liquidation of the Company, does not have voting rights and does not receive dividends. Each holder may, at any time and from time to time convert all, but not less than all, of their shares of Series F Convertible Preferred Stock into a number of fully paid and nonassessable shares of common stock determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion by three and 45 100ths (3.45) on a pro rata basis. So long as any shares of Series F Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of the majority of the holders: (a) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series F convertible preferred stock; (b) create any Senior Securities; (c) create any pari passu Securities; (d) do any act or thing not authorized or contemplated by the Certificate of Designation which would result in any taxation with respect to the Series F Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended, or any comparable provision of the Internal Revenue Code as hereafter from time to time amended, (or otherwise suffer to exist any such taxation as a result thereof).

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

In exchange for 306 Series C Convertible Redeemable Preferred Shares (“Series C”), the Company received gross proceeds of $306,000 with net proceeds of $278,580 after paying $6,000 in legal fees and $21,420 in broker fees both charged against paid in capital. The Company must redeem the shares at stated capital of 1,200 per share and a 1.095 premium at 180 days after issuance. The Company recorded the 306 outstanding shares at its redemption value of $402,084 at February 28, 2025, with the offsetting adjustment to paid in capital. During the year the Company issued 12% quarterly dividends in 44 Series C shares with a value of $58,100. The Company failed to redeem the Series C shares on the August 9, 2025 redemption date and a penalty of 114 Series C shares with a value of $149,307 was recorded. In August 2025 the Company redeemed 95 Series C shares for $125,000 including a deemed dividend of $29,871. In September 2025 the Company failed to convert a conversion notice of 96 shares. This conversion was withdrawn inI December 2025 and a new conversion for 85 Series C shares with a value of $111,690 including a dividend of $84,690 with a corresponding adjustment to paid in capital .In exchange for the converted Series C shares , the Company issued 1,994,464 common shares. In January 2026, the Company failed to convert a conversion notice of 80 shares. On March 19, 2026 the Company entered into an agreement with the investor whereby the parties agreed to reduce the penalty on the September 2025 and January 2026 failed conversion to 133 Series C shares at a value of $175,140 ( The penalty was reduced from 345 Series C shares to 133 Series C shares) . The parties agreed on the Series C share balance at February 28, 2026 to be 417 series C shares. In addition the parties agreed to issue an additional 222 Series C shares for proceeds of $200,000 and fees of $22,000. These shares have a redemption value of $291.708. Also on March 19, 2026 ,the parties agreed to convert 165 Series C shares at a value of $198,000 for 13,550,625 common shares. At February 28, 2026 and February 28, 2025 there are 417 and 306 outstanding Series C shares.

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

During the year ended February 28, 2026 Series F shareholders there was no activity.

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

At both February 28, 2026 and February 28, 2025 there are 2513 outstanding Series F preferred stock.

Unissued Series F Preferred Stock

At both February 28, 2026 and February 28, 2025 there remains 46 issuable Series F preferred stock at a value of $99,086.

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2025	939	$1.00	8.5
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at February 28, 2026	939	$1.00	7.5

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Common Stock Activity

The Company increased authorized common shares from 5,000,000,000 to 6,000,000,000 on July 8, 2022, from 6,000,000,000 to 7,225,000,000 on March 19, 2023 from 7,225,000,000 to 10,000,000,000 on August 30, 2023, from 10,000,000,000 to 12,500,000,000 on March 22, 2024., from 12,500,000,000 to 15,000,000,000 on October 4, 2024 from 15,000,000,000 to 20,000,000,000 on February 21, 2025, from 20,000,000,000 to 23,000,000,000 on July 25, 2025 and from 23,000,000,000 to 27,500,000,000 on October 15, 2025.

The Company decreased authorized common shares from 27,500,000,000 to 12,000,000,000 on March 19, 2026.

On February 5, 2026, the holders of a majority of the voting power of the Company’s outstanding voting securities executed the written consent approving a reverse stock split of the Company’s issued and outstanding Common Stock at a ratio of 1-for-100. The common shares have been adjusted to reflect this reverse stock split.

Summary of Common Stock Activity

During the year ended, February 28, 2026, common shareholders had the following activity:

—	the Company issued 50,403,802 common shares with gross proceeds of $5,185,344 and net proceeds of $4,801,184 after paid issuance costs of $274,161. Included in these common shares was a commitment fee of $90,000 on the issuance of 1,354,167 shares bringing total fees to $364,161.

—	the Company issued 71,350,000 common shares in gross proceeds of $6,384,000 to repay $5,411,000 loans payable and $37,500 in accrued interest with loss on settlement of $935,500 .

—

the Company issued 1,994,464 common shares in gross proceeds of $111,690 on the conversion of 85 Series C Preferred Shares. A dividend of $84,690 was recorded with a corresponding adjustment to paid -in capital.

During the year ended, February 28, 2025, common shareholders had the following activity:

—	the Company issued 49,796,369 common shares with gross proceeds of $13,697,245 and net proceeds of $13,120,679 after paid issuance costs of $576,565. Included in the net proceeds are $418,669 in share proceeds receivable received after year end. Included in these common shares was a commitment fee of $125,000 on the issuance of 43,859,650 shares bringing total fees to $701,565.

—	the Company issued 1,940,659 common shares to repay $562,000 loans payable from two different lenders.

Summary of Warrant and Stock Option Activity

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 29, 2024	3,005,957	$0.30	1.00
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	(2,533,243)	(0.30)	—
Outstanding at February 28, 2025	472,714	$0.30	2.44
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	(2,714)	(0.04)	—
Outstanding at February 28, 2026	470,000	$0.04	1.44

During the year ended February 28, 2026 warrant holders had the following activity:

—	During the year warrants to acquire 2,714 shares expired.

During the year ended February 28, 2025 warrant holders had the following activity:

—	During the year warrants to acquire 2,533,243 shares expired.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2026 and February 29, 2025, the Company recorded a total of $0 and $0, respectively on stock-based payments for warrants with a corresponding adjustment to additional paid-in capital.

For the years ended February 28, 2026 and February 28, 2025 the Company recorded a total of $315,848 and $331,685 respectively, to stock-based compensation for options and shares with a corresponding adjustment to additional paid-in capital. In addition for both the years ended February 28, 2026 and February 28, 2025 the Company recorded other stock based compensation of $0 payable in Series G Preferred shares which have not yet been issued.

Summary of Common Stock Option Activity

On April 14, 2021, the Shareholders of Series E Preferred Stock and the Board of Directors of our Company (“Board”) approved and adopted the 2021 Incentive Stock Plan (the “2021 Plan”). On August 11, 2022 the Company amended the 2021 Plan increasing the maximum number of shares applicable to the 2021 Plan from 50,000 to 1,000,0000 On August 14, 2023 the Company further amended the plan increasing the maximum shares to 2,000,000.

The purpose of the 2021 Plan is to promote the success of the Company by authorizing incentive awards to retain Directors, executives, selected Employees and Consultants, and reward participants for making major contributions to the success of the Company. The 2021 Plan authorizes the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and stock awards. A total of two million (2,000,000) shares of common stock may be issued under the 2021 Plan. All awards under the 2021 Plan, whether vested or unvested, are subject to the terms of any recoupment, clawback or similar policy of the Company in effect from time to time, as well as any similar provisions of applicable law, which could in certain circumstances require repayment or forfeiture of awards or any shares of stock or other cash or property received with respect to the awards, including any value received from a disposition of the shares acquired upon payment of the awards. The 2021 Plan will be administered by the Board or any Committee authorized by the Board, if applicable, which will have the sole authority to, among other things: construe and interpret the 2021 Plan; make rules and regulations relating to the administration of the 2021 Plan; select participants; and establish the terms and conditions of awards, all in accordance with the terms of the 2021 Plan. The 2021 Plan will remain in effect until April 14, 2031, unless sooner terminated by the Board. Termination will not affect awards then outstanding.

During the year ended February 28, 2026 the Company had the following common stock option activity:

—	On the original 2021 plan, options to purchase 33,000 shares were forfeited due to employee terminations. On the 2023 plan (see below) 57,160 options to purchase shares were forfeited due to employee terminations.

During the year ended February 28, 2025 the Company had the following common stock option activity:

—	On the original 2021 plan, options to purchase 24,750 shares were forfeited due to employee terminations. On the 2023 plan (see below) 39,639 options to purchase shares were forfeited due to employee terminations.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Common Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2024	1,886,670	$2.00	4.10
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(64,389)	$2.00	(3.50)
Outstanding at February 28, 2025	1,822,281	$2.00	3.10

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2025	1,822,281	$2.00	3.10
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	(90,160)	$2.00	(2.60)
Outstanding at February 28, 2026	1,732,121	$2.00	2.10

12. COMMITMENTS AND CONTINGENCIES

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

The Company’s leases are accounted for as operating leases. The weighted average discount rate used was 10% and the weighted average remaining lease term at February 28, 2026 was 4.93 years. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $251,883 and $240,731 for the years ended February 28, 2026 and February 28, 2025, respectively.

Maturity of Lease Liabilities	Operating Leases
February 28, 2027	$243,690
February 28, 2028	227,383
February 29, 2029	207,558
February 28, 2030	207,558
February 28, 2031	207,558
February 28, 2032 and after	34,593
Total lease payments	1,128,340
Less: Interest	(207,956)
Present value of lease liabilities	$920,384

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. LOSS PER SHARE

The net loss per common share amounts were determined as follows:

	For the Year Ended
	February 28,	February 28,
	2026	2025
Numerator:
Net loss available to common shareholders	$(14,510,251)	$(18,935,592)

Effect of common stock equivalents
Less redemption dividend to Series F and Series B preferred shareholders	(114,561)	(423,476)
Net loss adjusted for common stock equivalents	(14,624,812)	(19,358,968)

Denominator:
Weighted average shares - basic	202,908,578	116,476,733

Net loss per share – basic	$(0.07)	$(0.16)

Denominator:
Weighted average shares – diluted	202,908,578	116,476,733

Net loss per share – diluted	$(0.07)	$(0.16)

The anti-dilutive shares of common stock equivalents for the years ended February 28, 2026 and February 28, 2025 were as follows:

	For the Year Ended
	February 28,	February 28,
	2026	2025
Convertible Series F Preferred Shares	924,161,175	497,229,655
Convertible Series C Preferred Shares	22,830,847	1,718,308
Convertible and exchangeable debt	1,095,380,027	—
Stock options and warrants	2,202,121	2,294,996
Total	2,044,574,170	501,242,959

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax expense (benefit) consisted of the following for the fiscal years ended February 28, 2026 and ended February 28, 2025:

	February 28, 2026	February 28, 2025
Total current	$—	$—
Total deferred	—	—
Total	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal years ended February 28, 2026 and February 28, 2025:

February 28, 2026
Federal statutory rate	$(2,900,000)
State income tax benefit, net of federal benefit	(660,000)
Non deductible interest	500,000
Non deductible stock based compensation	334,000
Change in valuation allowance	2,726,000
Total	$—

February 28, 2025
Federal statutory rate	$(4,000,000)
State income tax benefit, net of federal benefit	(900,000)
Non deductible interest	500,000
Non deductible stock based compensation	322,000
Change in valuation allowance	4,078,000
Total	$—

For the years ended February 28, 2026 and February 28, 2025, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal years February 28, 2026 and February 28, 2025:

	February 28, 2026	February 28, 2025
Deferred tax assets:
Net operating loss carryforwards	$22,726,000	$20,000,000

Deferred tax liabilities:
Depreciation	—	—
Deferred revenue	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets:
Less valuation allowance	(22,726,000)	(20,000,000)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability. Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on August 28, 2017. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward was approximately $90,000,000 at February 28, 2026 and $76,973,800 at February 28, 2025, that is available for carryforward for federal income tax purposes and begin to expire in 2030.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration. Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

The Company has maintained a full valuation allowance against its deferred tax assets at February 28, 2026 and February 28, 2025. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at February 28, 2026 and February 28, 2025 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

The Company’s tax returns for the years ended February 28, 2025 and February 29, 2024, and February 28, 2023 are open for examination under Federal statute of limitations.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS

Subsequent to February 28, 2026 through to filing date,

— the Company issued 36,786,492 common shares pursuant to a share purchase agreement for gross proceeds of $900,871, issuance costs of $77,391 and cash proceeds of $823,480.

—	the Company issued 39,000,000 shares to a lender to settle $745,900, pursuant to exchange agreements with the lender.

—	the Series C Preferred Shareholder converted 298 Series C preferred shares at a value of $391,572 for 24,473,250 common shares

—	on May 4 2026 the Company entered into an Equity Financing Agreement whereby an investor shall invest up to $10,000,000 over the course of thirty-six (36) month at a purchase price of eighty-seven percent (87%) of the average of the three lowest bid trade price in the 10 day preceding period. In conjunction with the above agreement, the Company entered into a Registration Rights Agreement.

—	on March 12, 2026 the Company issued a promissory note to a lender for $170,000 with cash proceeds of $150,000 and an original issue discount of $20,000. The loan bears interest at 15% compounding annually, matures in 1 year and has a general security charging all of the Company’s present and after-acquired property.

—	on March 19, 2026 the Company entered into a memorandum of understanding whereby the outstanding Series C Preferred Shares were adjusted to 417 Series C Preferred Shares. The memorandum reduced penalties that were added after the Company refused conversions . The reduction amounted to 212.16 Series C Preferred Shares or a stated value of $254,492. In exchange, the Company agreed to proceed with the present conversion of 165 Series C Preferred shares for 13,550,625 common shares and issue 222 new Series C shares with a redemption value of $291,708 in exchange for net proceeds of $200,000.

—	on March 25, 2026, the Company issued a convertible, redeemable note to a lender for $110,000 with cash proceeds of $95,000, an original issue discount of $10,000, and $5,000 for fees. The loan bears interest at 12%, the note is redeemable by the Company at any time subject to a premium ranging from 110% to 140% if redeemed within the first 180 days of the note . The note matures in 1 year and converts after 180 days at 80% of the lowest trading price 15 trading days prior to the conversion date.

—	on March 25, 2026, the Company issued a convertible, redeemable note to a lender for $630,000 with cash proceeds of $595,000, an original issue discount of $30,000, and $5,000 for fees. The loan bears interest at 12%, the note is redeemable by the Company at any time subject to a premium ranging from 110% to 140% if redeemed within the first 180 days of the note. The note matures in 1 year and converts after 180 days at 20% of the lowest trading price 15 trading days prior to the conversion date. A refundable commitment fee of 14.1 million common shares was issued, but is returnable if the loan plus accrued interest is paid back by May 5, 2026. On May 5, 2026, the Company repaid in full, principal and interest of $638,492 and the 14.1 million commitment fee shares were returned.

—	on April 20, 2026, the Company issued a convertible note to a lender for $277,778 with cash proceeds of $250,000, an original issue discount of $27,778, and $5,000 for fees. The loan bears interest at 12%, and the note matures in 1 year. If the loan is prepaid, one year’s full interest of $ 33,333 is due. The note converts at any time at 75% of the lowest closing trading price 10 trading days prior to the conversion date. Interest is payable in common shares at either the redemption date or maturity. A commitment fee of 5million common shares at a fair value of $164,500 was issued.

—	on April 20, 2026, the Company issued a convertible, redeemable note to a lender for $257,000 with cash proceeds of $250,000 and $7,000 for fees. The loan bears interest at 10%, the note is redeemable by the Company at any time subject to a premium ranging from 120% to 125% if redeemed within the first 180 days of the note. The note matures on January 15, 2027, and converts after 180 days at 65% of the lowest trading price 10 trading days prior to the conversion date.

—	on May 1, 2026, the Company issued a convertible, redeemable note to a lender for $157,000 with cash proceeds of $150,000 and $7,000 for fees. The loan bears interest at 10%, the note is redeemable by the Company at any time subject to a premium ranging from 120% to 125% if redeemed within the first 180 days of the note. The note matures on January 15, 2027, and converts after 180 days at 65% of the lowest trading price 10 trading days prior to the conversion date.

—	on May 4, 2026, the Company issued a convertible, redeemable note to a lender for $700,000 with cash proceeds of $630,000 and an original issue discount of $70,000. The loan bears interest at 12%, and the note matures in 1 year. The note must be redeemed in monthly instalments of 10% of outstanding principal plus accrued interest commencing 60 days after issuance. The note is convertible after 180 days at 65% of the lowest closing trading price 10 trading days prior to the conversion date. A commitment fee of 1.25 million common shares at a fair value of $28,750 was issued.

—	on May 29, 2026 the Company issued a promissory note to a lender for $225,000 with cash proceeds of $200,000 and an original issue discount of $25,000. The loan bears interest at 15% compounding annually, matures in 1 year and has a general security charging all of the Company’s present and after-acquired property.

—	on June 3, 2026, the Company issued a convertible, redeemable note to a lender for $230,000 with cash proceeds of $200,000 an original issue discount of $23,000 and $7,000 for fees. The loan bears interest at 6%, the note is redeemable by the Company at any time subject to a premium ranging from 105% to 140% if redeemed within the first 180 days of the note. The note matures on June 3, 2027, and converts after 180 days at 65% of the lowest trading price 20 trading days prior to the conversion date, including the conversion date.

