Form 10-Q
period 2026-05-31
Artificial Intelligence Technology Solutions Inc.
filed 2026-07-14
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER: 000-55079

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	40-0018358
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

10800 Galaxie Avenue Ferndale, MI	48220
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 432,030,200 shares of common stock were issued and outstanding as of July 13, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2026	February 28, 2026*
ASSETS
Current assets:
Cash	$94,643	$109,043
Accounts receivable, net	974,897	1,004,201
Device parts inventory, net	1,378,950	1,318,742
Prepaid expenses and deposits	556,737	503,017
Total current assets	3,005,227	2,935,003
Operating lease asset	891,922	931,814
Revenue earning devices, net of accumulated depreciation of $3,781,667 and $3,257,668, respectively	4,850,345	5,097,627
Fixed assets, net of accumulated depreciation of $562,268 and $540,426, respectively	176,943	183,185
Trademarks	36,157	35,319
Investment at cost	100,000	100,000
Security deposit	19,280	19,280
Total assets	$9,079,874	$9,302,228
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,675,960	$3,007,270
Customer deposits	127,520	147,326
Current operating lease liability	239,242	243,690
Current portion of deferred variable payment obligation	3,459,840	3,161,727
Loan payable - related party	331,946	461,633
Deferred compensation for CEO	1,990,751	1,811,856
Current portion of loans payable, net of discount of $871,697 and $635,774	26,897,629	8,848,140
Current portion of accrued interest payable	9,167,495	2,271,106
Total current liabilities	44,890,383	19,952,748
Non-current operating lease liability	643,129	676,694
Loans payable, net	7,953,001	24,188,380
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	5,500,000	5,500,000
Accrued interest payable	3,207,606	9,122,552
Total liabilities	64,719,119	61,965,374

Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly,$1,200 stated value, 5,000 shares authorized, no shares issued and outstanding at May 31, 2026 and February 28, 2026, respectively	—	—
Series C Convertible, Redeemable Preferred Stock. $0.001 par value; $1,200 stated value, redeemable at 109.5%, 12% dividend, 1,000 shares authorized, 354 and 417 shares issued and outstanding at May 31, 2026 and February 28, 2026, respectively	465,465	547,941

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,534,000 shares authorized; no shares issued and outstanding at May 31, 2026 and February 28, 2026, respectively	—	—
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at May 31, 2026 and February 28, 2026, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,513 and 2,513 shares issued and outstanding, respectively	2,513	2,513
Common Stock, $0.00001 par value; 12,000,000,000 shares authorized 388,482,589 and 267,872,804 shares issued, issuable and outstanding, respectively	3,885	2,679
Additional paid-in capital	120,717,508	117,803,027
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(176,931,052)	(171,121,742)
Total stockholders’ deficit	(56,104,710)	(53,211,087)
Total liabilities and stockholders’ deficit	$9,079,874	$9,302,228

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025

Revenues	$1,831,202	$1,854,837

Cost of goods sold	134,183	173,381
Depreciation and amortization	513,195	447,955
Total Cost of Goods Sold	647,378	621,336

Gross Profit	1,183,824	1,233,501

Operating expenses:
Research and development (see Note 10)	885,593	1,087,619
General and administrative	2,907,577	3,232,211
Depreciation and amortization	32,646	34,121
Operating lease cost and rent	67,372	58,219
Total operating expenses	3,893,188	4,412,170

Loss from operations	(2,709,364)	(3,178,669)

Other expense, net:
Interest expense	(2,298,874)	(1,415,349)
Loss on settlement of debt	(707,600)	—
Total other expense, net	(3,006,474)	(1,415,349)

Net loss	$(5,715,838)	$(4,594,018)

Net loss per share - basic	$(0.02)	$(0.03)

Net loss per share - diluted	$(0.02)	$(0.03)

Weighted average common share outstanding - basic	325,956,059	155,176,712

Weighted average common share outstanding - diluted	325,956,059	155,176,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Temporary Equity		Shareholder’s Deficit
	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2025	306	$402,084	3,350,000	$3,350	2,513	$101,599	144,124,538	$1,441	$106,459,528	$(156,496,930)	$(49,931,012)

Issuance of shares, net of $121,746 issuance costs	—	—	—	—	—	—	19,000,000	190	2,691,104	—	2,691,294
Debt exchanged for common shares	—	—	—	—	—	—	6,850,000	69	1,250,431	—	1,250,500
Series C Preferred shares issued as dividend	9	12,073	—	—	—	—	—	—	(12,073)	—	(12,073)
Stock based compensation	—	—	—	—	—	—	—	—	80,355	—	80,355
Net loss	—	—	—	—	—	—	—	—	—	(4,594,018)	(4,594,018)
Balance at May 31, 2025	315	$414,157	3,350,000	$3,350	2,513	$101,599	169,974,538	$1,700	$110,469,345	$(161,090,948)	$(50,514,954)

	Temporary Equity		Shareholder’s Deficit
	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2026	417	$547,941	3,350,000	$3,350	2,513	$101,599	267,872,804	$2,679	$117,803,027	$(171,121,742)	$(53,211,087)

Issuance of shares, net of $77,391 issuance costs	—	—	—	—	—	—	36,786,492	368	823,112	—	823,480
Debt exchanged for common shares	—	—	—	—	—	—	39,000,000	390	1,453,110	—	1,453,500
Commitment fee issuable	—	—	—	—	—	—	1,250,000	13	28,738	—	28,751
Commitment fee issued	—	—	—	—	—	—	5,000,000	50	173,450	—	173,500
Commitment fee returnable	—	—	—	—	—	—	14,100,000	141	(141)	—	—
Redemption of Series C on conversion to common shares	(298)	(391,572)	—	—	—	—	24,473,250	244	484,800	(93,472)	391,572
Issuance of Series C shares	222	291,708	—	—	—	—	—	—	(91,708)	—	(91,708)
Series C Preferred shares issued as dividend	13	17,388	—	—	—	—	—	—	(17,388)	—	(17,388)
Stock based compensation	—	—	—	—	—	—	—	—	60,508	—	60,508
Rounding shares	—	—	—	—	—	—	43	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,715,838)	(5,715,838)
Balance at May 31, 2026	354	$465,465	3,350,000	$3,350	2,513	$101,599	388,482,589	$3,885	$120,717,508	$(176,931,052)	$(56,104,710)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,715,838)	$(4,594,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	545,841	482,076
Bad debts expense	70,000	48,982
Inventory provision	—	—
Reduction of right of use asset	38,013	33,865
Accretion of lease liability	23,281	27,428
Stock based compensation	60,508	80,355
Amortization of debt discounts	385,493	47,089
Loss on settlement of debt	707,600	—
Increase (decrease) in related party accrued payroll and interest	(129,687)	5,700
Changes in operating assets and liabilities:
Accounts receivable	(40,696)	424,655
Prepaid expenses and deposits on inventory	(51,841)	104,498
Deposit on right of use asset	—	(13,187)
Device parts inventory	(336,925)	(480,951)
Accounts payable and accrued expenses	(332,150)	524,109
Customer deposits	(19,806)	(487)
Operating lease liability payments	(60,449)	(58,962)
Deferred compensation for CFO	178,895	(1,246,687)
Current portion of deferred variable payment obligations for payments	298,112	301,287
Accrued interest payable	1,620,342	993,063
Net cash used in operating activities	(2,759,307)	(3,321,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,600)	(8,422)
Acquisition of trademarks	(838)	(1,298)
Net cash (used in) investing activities	(16,438)	(9,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	823,480	2,839,777
Proceeds on issuance of Series C shares	200,000	—
Proceeds from loans payable	2,714,028	—
Repayment of loans payable	(976,163)	(50,000)
Net cash provided by financing activities	2,761,345	2,789,777

Net change in cash	(14,400)	(541,128)

Cash, beginning of period	109,043	865,975

Cash, end of period	$94,643	$324,847

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$19,257	$8,910
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Transfer from device parts inventory to fixed assets and revenue earning devices	$276,717	$917,294
Exchange of notes payable and accrued interest for common shares	$745,900	$1,250,500
Discount applied to face value of loan	$419,167	$—
Conversion of Series C shares to common shares	$391,572	$—
Series C preferred shares issued as dividend	$17,388	$12,073
Commitment fee shares as debt discount	$202,050	$—
Right of use asset for lease liability	$—	$53,739

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

For the three months ended May 31, 2026, the Company had negative cash flow from operating activities of $2,759,307. As of May 31, 2026, the Company has an accumulated deficit of $176,931,052, and negative working capital of $41,885,156. Management does not anticipate having positive cash flow from operations in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Company does not have the resources currently to repay all its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business. At the same time management points to its successful history with maintaining Company operations and reminds all with reasonable confidence this will continue. Management has plans to address the Company’s financial situation as follows:

Management is committed to raising funds . There is no assurance that management will be able to raise funds nor can we provide assurance that these possible raises may not have dilutive effects. On June 23, 2026, the Company entered into an equity financing agreement whereby an investor will purchase up to $10,000,000 of the Company’s common stock at a discount over a three-year period. There still remains $10 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways: growing revenues, through equity proceeds, and issuing debt. Management has had many recent conversations with the Company’s primary debt holder and believes that the non-convertible debt on the balance sheet will be extended. Management notes that non-convertible debt on the books has been extended by this debt holder twice in the past and notes that this debt holder has been a strong supporter of the Company.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K as filed on June 9, 2026. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Robotic Assistance Devices Mobile, Inc., and Robotic Assistance Devices Residential, Inc., and Robotic Assistance Devices Lanka (Private) Limited. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended May 31, 2026, are not necessarily indicative of the results that may be expected for the entire year.

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

Concentrations

Loans payable

At May 31, 2026 there were $35,722,326 of loans payable, $32,466,506 or 91% of these loans to companies controlled by one individual. At February 28, 2026 there were $33,672,294 loans payable, $32,178,506 or 96% of these loans to companies controlled by one individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $240,000 and $170,000 provided as of May 31, 2026, and February 28, 2026, respectively. For the three months ending May 31, 2026, two customers account for 23% of total accounts receivable. For the three months ending May 31, 2025, three customers account for 53% of total accounts receivable

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of May 31, 2026, and February 28, 2026, there was a valuation reserve of $175,000 and $175,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At May 31, 2026 and February 28, 2026, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the three months ended May 31, 2026, two customers accounted for 36% of total revenue and for the three months ended May 31, 2025, two customers accounted for 65% of total revenue.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending February 28, 2027, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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
May 31, 2026
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$5,500,000	$—	$—	$5,500,000

February 28, 2026
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$5,500,000	$—	$—	$5,500,000

For the incentive compensation plan referred to above , the Company recorded stock based compensation of $0 and $0 for the three months ended May 31, 2026 and May 31, 2025 with corresponding adjustments to incentive compensation plan payable.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025
Device rental activities	$1,613,095	$1,627,286
Direct sales of goods and services	218,107	227,551
	$1,831,202	$1,854,837

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

Below is a summary of our lease assets and liabilities at May 31, 2026 and February 28, 2026.

Leases	Classification	May 31, 2026	February 28, 2026
Assets
Operating	Operating Lease Assets	$891,922	$931,814
Liabilities
Current
Operating	Current Operating Lease Liability	$239,242	$243,690
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	643,129	676,694
Total lease liabilities		$882,371	$920,384

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

Operating lease cost and rent was $67,372 and $58,219 for the three months ended May 31, 2026 and May 31, 2025, respectively.

6. INVESTMENT

On December 23, 2022 the Company entered into a Simple Agreement for Future Equity (SAFE) contract to invest $50,000 to acquire shares of a company’s capital stock at a discount. On June 3, 2024 the Company acquired a $50,000 convertible note receivable from Nightingale Intelligent Systems, Inc., a private Delaware corporation that provides unmanned aerial vehicles (UAV) for commercial applications. On January 3, 2025 the Company exchanged it’s convertible note receivable for : 1,770,840 Series A preferred shares, 15,000 common shares and 165,000 common share warrants. On February 28, 2025, there was a 10 :1 split. The Company now holds 177,084 Series A preferred shares, 1,500 common shares and 16,500 common share warrants (at a strike price of $0.80/share). The Company values the Nightingale Intelligent Systems, Inc.’s shares and warrants at $50,000 bringing total investments at cost to $100,000 at May 31, 2026 and February 28, 2026.

7. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	May 31, 2026	February 28, 2026
Revenue earning devices	$8,632,012	$8,355,295
Less: Accumulated depreciation	(3,781,667)	(3,257,668)
	$4,850,345	$5,097,627

During the three months ended May 31, 2026, the Company made total additions to revenue earning devices of $276,717 which were transfers from inventory. During the three months ended May 31, 2025, the Company made total additions to revenue earning devices of $895,547 which were transfers from inventory

Depreciation and amortization for the years ended May 31, 2026, and May 31, 2025, are as follows:

Depreciation and Amortization RED	Three Months Ended May 31 2026	Three Months Ended May 31, 2025

Cost of Goods Sold	$513,195	$447,955
Operating expenses	10,804	4,104
Total Depreciation and Amortization RED	$523,999	$452,059

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. FIXED ASSETS

Fixed assets consisted of the following:

	May 31, 2026	February 28, 2026
Automobile	$74,237	$74,237
Demo devices	265,421	265,421
Tooling	122,620	107,020
Machinery and equipment	17,246	17,246
Computer equipment	157,448	157,448
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	38,746	38,746
Leasehold improvements	26,956	26,956
	739,211	723,611
Less: Accumulated depreciation	(562,268)	(540,426)
	$176,943	$183,185

During the three months ending May 31, 2026, the Company made additions of $15,600. During the three months ending May 31, 2025, the Company made additions of $46,071 of which $22,347 were transfers from inventory with remaining additions of $23,724.

Depreciation and amortization for the years ended May 31, 2026, and May 31, 2025, are as follows:

Depreciation and Amortization	Three Months Ended May 31 2026	Three Months Ended May 31, 2025

Fixed assets	$21,842	$30,017
Revenue earning devices	10,804	4,104
Total Depreciation and Amortization included in operating expenses	$32,646	$34,121

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

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of May 31, 2026, the Company has accrued $3,459,840 in Payments of which $2,202,545 are in arrears. As of February 28, 2026, the Company has accrued approximately $3,161,727 in Payments, of which $1,901,259 is in arrears. No notices have been received by the Company. The Company has recorded cumulative interest of 6% interest totaling $204,427 commencing this quarter, on the balance in arrears, and will continue to adjust quarterly.

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

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of May 31, 2026, and February 28, 2026, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months ended May 31, 2026, and year ended February 28, 2026, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both May 31, 2026 and February 28, 2026.

10. RELATED PARTY TRANSACTIONS

For both the three months ended May 31, 2026, and May 31, 2025, the Company had repayments of net advances of $129,687 and $0, respectively. At May 31, 2026, the loan payable-related party was $331,946 and $461,633 at February 28, 2026. Included in the balance due to the related party at May 31, 2026, is $255,414 of deferred salary and interest, $157,513 of which bears interest at 12%. As of February 28, 2026, included in the balance due to the related party is $285,638 of deferred salary all of which bears interest at 12%. The accrued interest included in the loan at May 31, 2026, and February 28, 2026, was $84,956, and $79,268, respectively.

During the three months ended May 31, 2026, the Company paid out gross payments to the CEO of $71,105 offset by a bonus accrual of $250,000, which yields a net change of $178,895 relating to deferred compensation for CEO. This was all in accordance with a December 2023 board action allowing for $1 million of annual discretionary compensation as well as a February 28, 2026, board action which provided an additional $1.5 million in compensation. During the three months ended May 31, 2025, the Company paid out gross payments to the CEO of $1,496,687 offset by a bonus accrual of $250,000, which yielded a net change of $1,246,687 relating to deferred compensation for CEO. The balance of deferred compensation for CEO was $1,990,751 and $1,811,856 at May 31, 2026, and February 28, 2026, respectively

For the three months ended May 31, 2026, the Company accrued $0 (three months ended May 31, 2025-$0) of incentive compensation plan payable to the CEO. This will be payable in Series G Preferred Shares, which are redeemable at the Company’s option at $1,000 per share. On May 31, 2026, and February 28, 2026, there was $5,500,000 and $5,500,000 incentive compensation payable.

During the three months ended May 31, 2026, and 2025, the Company was charged $390,130 and $736,875, respectively for fees for research and development from a company partially owned by a principal shareholder. The principal shareholder received no compensation from this partially owned research and development company, and the fees were spent on core development projects. As at May 31, 2026, and February 28, 2026, the balance due to this company was $76,532 and $160,557, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at May 31, 2026 consisted of the following:

Date	Maturity	Description	Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note (1)*	$3,500	22%
December 10, 2020	March 1, 2027	Promissory note (2)	3,921,168	A12%
December 10, 2020	March 1, 2027	Promissory note (3)	2,754,338	A12%
December 14, 2020	March 1, 2027	Promissory note (5)	310,375	12%
December 30, 2020	March 1, 2027	Promissory note (6)	350,000	A 12%
January 1, 2021	March 1, 2027	Promissory note (7)	25,000	12%
January 1, 2021	March 1, 2027	Promissory note (8)	145,000	12%
January 14, 2021	March 1, 2027	Promissory note (9)	237,500	A 12%
February 22, 2021	March 1, 2027	Promissory note (10)	1,650,000	12%
March 1, 2021	March 1, 2027	Promissory note (11)	6,000,000	12%
June 8, 2021	June 8, 2027	Promissory note (12)	2,750,000	12%
September 14, 2021	September 14, 2027	Promissory note (14)	1,650,000	A 12%
July 28, 2022	March 1, 2027	Promissory note (15)	170,000	15%
August 30, 2022	August 30,2027	Promissory note (16)	3,000,000	A 15%
September 7, 2022	March 1, 2027	Promissory note (17)	400,000	15%
September 8, 2022	March 1, 2027	Promissory note (18)	475,000	15%
October 13, 2022	March 1, 2027	Promissory note (19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note (20)	293,000	A 15%
November 9, 2022	October 31, 2026	Promissory note (20)	400,000	A 15%
November 10, 2022	October 31, 2026	Promissory note (20)	400,000	A 15%
November 15, 2022	October 31, 2026	Promissory note (20)	400,000	A 15%
January 11, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
February 6, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
April 5. 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
April 20, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
May 11, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
October 27, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
November 30, 2023	April 30, 2027	Purchase Agreement (21)	203,000	15%
March 8, 2024	August 8, 2027	Purchase Agreement (22)	350,000	15%
July 26, 2025	July 26, 2026	Promissory note (23)	165,000	C 15%
August 7,2025	August 7,2026	Promissory note (24)	245,000	C 15%
August 25, 2025	August 25, 2026	Promissory note (25)	137,500	C 15%
August 25, 2025	May 6, 2026	Future Receivables Purchase and Sale Agreement (26)	—	108%
September 25, 2025	September 25, 2026	Promissory note (27)	550,000	C 15%
October 30. 2025	October 30. 2026	Promissory note (28)	200,000	C 15%
November 6, 2025	November 6, 2026	Promissory note (29)	275,000	C 15%
November 24, 2025	November 24, 2026	Promissory note (30)	450,000	C 15%
December 9, 2025	December 9, 2026	Promissory note (31)	450,000	C 15%
December 17, 2025	September 23, 2026	Business loan (32)	—	65%
December 22, 2025	December 22, 2026	Convertible note (33)	495,000	12%
December 27, 2025	December 27, 2026	Promissory note (34)	275,000	C 15%
January 12, 2026	January 12, 2027	Promissory note (35)	330,000	C 15%
January 27, 2026	January 27, 2027	Promissory note (36)	170,000	C15%
February 2, 2026	February 2, 2027	Promissory note (37)	330,000	C15%
February 19, 2026	February 19, 2027	Convertible note (38)	165,000	12%
February 24, 2026	February 24, 2027	Promissory note (39)	170,000	C15%
March 16, 2026	March 16, 2027	Promissory note (13)	170,000	C15%
March 25, 2026	March 25, 2027	Convertible note (40)	110,000	12%
March 25, 2026	March 25, 2026	Convertible note (41)	—	12%
April 9, 2026	January 15, 2027	Convertible note (42)	257,000	10%
April 13, 2026	April 13, 2027	Future Receivables Purchase and Sale Agreement (43)	641,279	NA
April 20, 2026	April 20, 2027	Convertible note (44)	277,778	12%
May 1, 2026	January 15, 2027	Convertible note (45)	157,000	10%
May 4, 2026	May 4, 2027	Convertible Note (46)	700,000	12%
May 28 2026	May 28 2026	Convertible Note (47)	138,889	12%
May 29, 2026	May 29, 2027	Promissory note (4)	225,000	C15%
			$35,722,327

Less: current portion of loans payable			(27,769,326)
Less: discount on non-current loans payable			-
Non-current loans payable, net of discount			$7,953,001

Current portion of loans payable			$27,769,326
Less: discount on current portion of loans payable			(871,697)
Current portion of loans payable, net of discount			$26,897,629

*	In default
A	On June 15, 2026 the Company and lender entered into a Loan Amendment Agreement whereby it was agreed that simple interest was to be calculated from the loan issuance date through to February 28, 2026 and commencing March 1, 2026 compounded on the respective principal and interest balance at February 28, 2026.
C	Compounding annually
(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. On December 10, 2025 an exchange agreement was made whereby principal and interest of this note may be exchanged for common shares at 90% of the 5 days’ lowest bid of shares. For the three months ending May 31, 2026 the company exchanged $336,000 accrued interest for 14,000,000 common shares at a fair value of $910,700 with a loss on settlement of $574,700.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $0.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $300,000 has been repaid during the year ended February 29, 2024. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. On February 8, 2026, the holder exchanged $192,000 in accrued interest for 8,000,000 common shares at fair value of $320,000 with a loss on settlement of $128,000.

(4)	Original $225,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $115, with an unamortized discount of $24,885 at May 31, 2026.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a fair value of $182,500. On December 14, 2023, the parties extended the maturity date from December 14, 2023 date to March 1, 2027.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. On March 1, 2024, the unamortized relative fair value discount of $65,092 was removed with a corresponding adjustment to accumulated deficit. A $8,399 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. The loan is fully amortized.

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $80,284 was removed with a corresponding adjustment to accumulated deficit. A $10,559 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from January 14, 2024, to March 1, 2025, with all other terms and Conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. The loan is fully amortized. Through an exchange agreement on February 11, 2025, the Company repaid $162,000 in principal st through the issuance of 600,000 common shares. On March 28, 2025 the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest VWAP price. On March 5, 2025 the Company repaid $150,500 in loan principal as well as $275,000 in accrued interest (all totaling $425,500) was repaid on March 5, 2025 through the issuance of 1,850,000 common shares at a fair value of $444,000 with a loss on settlement of $18,500.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022, to February 22, 2024, on February 28, 2022, in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. On November 28, 2023, the parties extended the maturity date from February 22, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On March 1, 2024, the unamortized relative fair value discount of $497,614 was removed with a corresponding adjustment to accumulated deficit. A $55,585 unamortized discount remained. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. The loan is fully amortized. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. For the three months ending May 31, 2026, the Company exchanged $80,000 of accrued interest for 5,000,000 common at a fair value of $100,000 with a loss on settlement of $20,000.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized. This note was again extended to March 1, 2025. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. On March 28, 2025 the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest VWAP price. For the year ended February 28, 2026, the Company has issued 36,500,000 common shares at fair market value of $4,365,500 to repay $3,840,500 in accrued interest with a loss on settlement of debt of $525,000.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note was extended to June 8, 2025. On March 1, 2024, the unamortized relative fair value discount of $33,547 was removed with a corresponding adjustment to accumulated deficit. A $4,121 unamortized discount remained. The loan is fully amortized. On April 16, 2025, the parties again extended the maturity date from June 8, 2025, to June 8, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of price the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. For the year ended February 28, 2026 the holder exchanged $1,416,000 in accrued interest for 25,000,000 common shares at a fair value of $1,680,000 with a loss on settlement of $264,000.

(13)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $3,680, with an unamortized discount of $16,320 at May 31, 2026.

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $572,549 was removed with a corresponding adjustment to accumulated deficit. A $66,846 unamortized discount remained. For the three months ended May 31, 2026, the Company recorded amortization expense of $2,455, with an unamortized discount of $13,870 at May 31, 2026. On April 16, 2025, the parties again extended the maturity date from September 14, 2025, to September 14, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from July 28, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. On March 1, 2024, the unamortized relative fair value discount of $11,535 was removed with a corresponding adjustment to accumulated deficit. This note has been fully amortized. This note was extended to August 30, 2025. On April 16, 2025, the parties again extended the maturity date from August 30, 2025, to August 30, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 7, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 8, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from October 13, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(20)	On October 28, 2022, the Company entered into as secured loan agreement with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of this secured loan agreement into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. At February 29, 2024 the Company has issued all 10 tranches totaling $ 4,000,000 as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. On March 1, 2024, the unamortized relative fair value discount of $286,775 was removed with a corresponding adjustment to accumulated deficit. A $47,892 unamortized discount remained. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,243, with an unamortized discount of $9,185 at May 31, 2026.For the three months ending May 31, 2026, the Company exchanged $107,000 of principal and $222,900 of accrued interest totaling $329,900 for 20,000,000 common at a fair value of $442,800 with a loss on settlement of $112,900.

November 9, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,750. On March 1, 2024, the unamortized relative fair value discount of $288,513 was removed with a corresponding adjustment to accumulated deficit. A $48,126 unamortized discount remained. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,269, with an unamortized discount of 9,233 at May 31, 2026.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. On March 1, 2024, the unamortized relative fair value discount of $291,694 was removed with a corresponding adjustment to accumulated deficit. A $48,290 unamortized discount remained. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,288, with an unamortized discount of $8,957at May 31, 2026.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $287,814 was removed with a corresponding adjustment to accumulated deficit. A $47,976 unamortized discount remained. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,528, with an unamortized discount of $8,927 at May 31, 2026.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $286,813 was removed with a corresponding adjustment to accumulated deficit. A $48,124 unamortized discount remained. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,269, with an unamortized discount of $9,233 at May 31, 2026.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $288,342 was removed with a corresponding adjustment to accumulated deficit. A $48,294 unamortized discount remained. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,288, with an unamortized discount of $9,268 at May 31, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. On March 1, 2024, the unamortized relative fair value discount of $286,821 was removed with a corresponding adjustment to accumulated deficit. A $48,409 unamortized discount remained. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,302, with an unamortized discount of $9,293 at May 31, 2026.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. On March 1, 2024, the unamortized relative fair value discount of $294,824 was removed with a corresponding adjustment to accumulated deficit. A $48,777 unamortized discount remained. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,343, with an unamortized discount of $9,368 at May 31, 2026.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. On March 1, 2024, the unamortized relative fair value discount of $348,831 was removed with a corresponding adjustment to accumulated deficit. A $49,978 unamortized discount remained For the three months ended May 31, 2026, the Company recorded amortization expense of $5,480, with an unamortized discount of $9,616 at May 31, 2026.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. On March 1, 2024, the unamortized relative fair value discount of $254,487 was removed with six a corresponding adjustment to accumulated deficit. A $48,611 unamortized discount remained. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,325, with an unamortized discount of $9,333 at May 31, 2026.

(21)	On November 30, 2023, the Company entered into an agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on April 30,2024 through to April 30, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment and after original maturity. The Company has repaid $147,000 and $53,000 in accrued interest in July to account for the missed April through to August 2024 payments in agreement with the lender. The Company have missed the subsequent monthly payments. On April 16, 2025, the parties extended the maturity date from April 30, 2025, to April 30, 2026, with all other terms and conditions remaining the same. On April 30,2026, the parties extended the maturity to April 30, 2027, with the default rate still applicable after April 30, 2025.

(22)	On March 8, 2024, the Company entered into another agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on August 8, 2024 through to August 8, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after- acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment and after original maturity. The August 2024 through to August 2025 payments have not been made and the note was not repaid at original maturity. On August 8, 2025 the parties extended the maturity to August 8, 2027 , with the default rate still applicable after August 8, 2025.

(23)	Original $165,000 note may be pre-payable at any time. The note balance includes an original issue discount of $15,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed.

(24)	Original $245,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed.

(25)	Original $137,500 note may be pre-payable at any time. The note balance includes an original issue discount of $12,500. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed.

(26)	On August 25, 2025, the Company entered into Future Receivables Purchase and Sale Agreement secured by a general security charging all of RAD’s present and after- acquired property. The Company received net proceeds of $555,671 after fees of $29,329 and a financing fee of $222,300 for total fees of $251,629. The Company must repay $807,300, in weekly payments of 7% of estimated receipts from accounts receivables. The estimated monthly payments will be approximately $99,725. For the year ended May 31, 2026, the Company recorded amortization expense of $59,207, with an unamortized discount of $0 at May 31, 2026. For the year ended February 28, 2026, the Company has repaid $617,348. During the three months ending May 31, 2026 the remaining balance of $ 189,952 was fully repaid.

(27)	Original $550,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $12,724, with an unamortized discount of $17,288 at May 31, 2026.

(28)	Original $200,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $6,158, with an unamortized discount of $11,127 at May 31, 2026.

(29)	Original $275,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $6,189, with an unamortized discount of $11,582 at May 31, 2026.

(30)	Original $450,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $10,760, with an unamortized discount of $28,536 at May 31, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(31)	Original $450,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $11,888, with an unamortized discount of $27,702 at May 31, 2026.

(32)	On December 17, 2025, the Company entered into a business loan secured by a general security charging all of RAD’s present and after- acquired property. The Company received net proceeds of $300,000 after fees of $14,000 and a financing fee of $91,060 for total fees of $105,060. The Company must repay $405,060, in 4 weekly payments of $2,276.50 and 36 weekly payments of $10,998.72. The loan is personally guaranteed by the CEO. For the year ended February 28, 2026, the Company recorded amortization expense of $19,478 with an unamortized discount of $85,582 at February 28, 2026. For the three months ended May 31, 2026, the Company has repaid $87,990 with the balance of $241,972 transferred to the April 13, 2026 loan described in footnote (43),thereby fully extinguishing this loan.

(33)	$495,000 convertible note that may be redeemed at a premium at any time. The Company received proceeds of $440,000, with fees of $10,000 and an original issue discount of $45,000. Principal and interest due at maturity. For the three months ended May 31, 2026, the Company recorded amortization expense of $13,062, with an unamortized discount of $32,233 at May 31, 2026. . After 180 days , the note and interest is convertible at a conversion price of 80% of the lowest traded price in the 15 prior trading days.

(34)	Original $275,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,908, with an unamortized discount of $14,970 at May 31, 2026.

(35)	Original $330,000 note may be pre-payable at any time. The note balance includes an original issue discount of $30,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $7,019, with an unamortized discount of $19,117 at May 31, 2026.

(36)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $4,594, with an unamortized discount of $13,637 at May 31, 2026.

(37)

Original $330,000 note may be pre-payable at any time. The note balance includes an original issue discount of $30,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $7,059, with an unamortized discount of $21,078 at May 31, 2026.

(38)	$165,000 convertible note that may be redeemed at a premium at any time. The Company received proceeds of $142,500, with fees of $7,500 and an original issue discount of $15,000. Principal and interest due at maturity. For the three months ended May 31, 2026, the Company recorded amortization expense of $5,167, with an unamortized discount of $16,849 at May 31, 2026. After 180 days , the note and interest is convertible at a conversion price of 80% of the lowest traded price in the 15 prior trading days.

(39)

Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the three months ended May 31, 2026, the Company recorded amortization expense of $4,555, with an unamortized discount of $15,257 at May 31, 2026.

(40)	$110,000 convertible note that may be redeemed subject to a premium ranging from 110% to 140% if redeemed within the first 180 days of the note. The Company received proceeds of $95,000, with fees of $5,000 and an original issue discount of $10,000. Principal and interest due at maturity. For the three months ended May 31, 2026, the Company recorded amortization expense of $2,429, with an unamortized discount of $12,571 at May 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 80% of the lowest traded price in the 15 prior trading days.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(41)	$630,000 convertible note that may be redeemed subject to a premium ranging from 110% to 140% if redeemed within the first 180 days of the note. The Company received proceeds of $595,000, with fees of $5,000 and an original issue discount of $30,000. Principal and interest due at maturity. A refundable commitment fee of 14.1 million common shares was issued, but is returnable if the loan plus accrued interest is paid back by May 5, 2026. The loan was intended as a short term loan with high redemption premiums commencing after 40 days and high conversion discounts after 180 days whereby the note would convert at 20% of the lowest traded price 15 days prior trading to the conversion date. On May 5, 2026, the Company repaid in full, principal and interest of $638,492 and the 14.1 million commitment fee shares will be returned.. For the three months ended May 31, 2026, the Company recorded amortization expense of $35,000, with an unamortized discount of $0 at May 31, 2026.

(42)	$257,000 convertible note that may be redeemed subject to a premium ranging from 120% to 125% if redeemed within the first 180 days of the note. The Company received proceeds of $250,000, with fees of $7,000. Principal and interest due at maturity. For the three months ended May 31, 2026, the Company recorded amortization expense of $7,000, with an unamortized discount of $0 at May 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest closing traded price in the 10 prior trading days.

(43)	On April 13, 2026, the Company entered into a business loan secured by a general security charging all of RAD’s present and after- acquired property. The Company received net proceeds of $295,028 after fees of $16,500 and a financing fee of $91,060 for total fees of $105,060 and a payback of the $241,972 balance on the December 17, loan described in footnote (32) . The Company must repay $709,500, in 52 weekly payments of $13,644. The loan is personally guaranteed by the CEO. For the three months ended May 31, 2026, the Company recorded amortization expense of $16,587 with an unamortized discount of $155,913 at February 28, 2026. For the three months ended May 31, 2026, the Company has repaid $68,221.

(44)	$277,778 convertible note that may be redeemed anytime with payment of the first year’s accrued interest of $33,333. The Company received proceeds of $245,000, with fees of $5,000 and an original issue discount of $27,778. In addition a commitment fee of 5,000,000 common shares having a fair value of $173,500 was issued and added as a discount. Principal and interest due at maturity. For the three months ended May 31, 2026, the Company recorded amortization expense of $10,072, with an unamortized discount of $196,206 at May 31, 2026. The note and interest is convertible at any time a conversion price of 75% of the lowest closing traded price in the 10 prior trading days.

(45)	$157,000 convertible note that may be redeemed subject to a premium ranging from 120% to 125% if redeemed within the first 180 days of the note. The Company received proceeds of $150,000, with fees of $7,000. Principal and interest due at maturity. For the three months ended May 31, 2026, the Company recorded amortization expense of $7,000, with an unamortized discount of $0 at May 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest closing traded price in the 10 prior trading days.

(46)	$700,000 convertible note redeemable 90 days after issuance in monthly installments of 10% of the outstanding principal and interest. The Company received proceeds of $615,000, with fees of $15,000 and an original issue discount of $70,000. In addition a commitment fee of 1,250,000 common shares having a fair value of $28,751 was issued and recorded as a discount. Principal and interest due at maturity. For the three months ended May 31, 2026, the Company recorded amortization expense of $7,185, with an unamortized discount of $105,565 at May 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest traded price in the 10 prior trading days.

(47)	$138,889 convertible note that may be redeemed subject to a premium ranging from 110% to 135% if redeemed within the first 180 days of the note. The Company received proceeds of $119,000, with fees of $6,000 and an original issue discount of $13,889.. Principal and interest due at maturity. For the three months ended May 31, 2026, the Company recorded amortization expense of $762, with an unamortized discount of $19,127 at May 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest traded price in the 10 prior trading days.

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

In exchange for 306 Series C Convertible Redeemable Preferred Shares (“Series C”), the Company received gross proceeds of $306,000 with net proceeds of $278,580 after paying $6,000 in legal fees and $21,420 in broker fees both charged against paid in capital. The Company must redeem the shares at stated capital of 1,200 per share and a 1.095 premium at 180 days after issuance. The Company recorded the 306 outstanding shares at its redemption value of $402,084 at February 28, 2025, with the offsetting adjustment to paid in capital. During the year the Company issued 12% quarterly dividends in 44 Series C shares with a value of $58,100. The Company failed to redeem the Series C shares on the August 9, 2025, redemption date and a penalty of 114 Series C shares with a value of $149,307 was recorded. In August 2025 the Company redeemed 95 Series C shares for $125,000 including a deemed dividend of $29,871. In September 2025 the Company failed to convert a conversion notice of 96 shares. This conversion was withdrawn in December 2025 and a new conversion for 85 Series C shares with a value of $111,690 including a dividend of $84,690 with a corresponding adjustment to paid in capital. In exchange for the converted Series C shares, the Company issued 1,994,464 common shares. In January 2026, the Company failed to convert a conversion notice of 80 shares. On March 19, 2026 the Company entered into an agreement with the investor whereby the parties agreed to reduce the penalty on the September 2025 and January 2026 failed conversion to 133 Series C shares at a value of $175,140 ( The penalty was reduced from 345 Series C shares to 133 Series C shares) . The parties agreed on the Series C share balance at February 28, 2026 to be 417 series C shares. In addition, the parties agreed to issue an additional 222 Series C shares for proceeds of $200,000 and fees of $22,000. These shares have a redemption value of $291,708. Also on March 19, 2026, the parties agreed to convert 165 Series C shares at a value of $216,810 for 13,550,625 common shares. The shareholder also converted 40 shares at a value of $52,560 for 3,285,000 common shares on May 6, 2026, and 93 shares at a value of $122,202 for 7,637,628 common shares on May 12, 2026. During the quarter, a dividend of 13 Series C shares having a value of $ $17,388 were accrued. At May 31, 2026, there were 354 outstanding series C shares with a redemption value of $465,465. Ay February 28, 2026, there were 417 outstanding series C shares with a redemption value of $547,941.

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

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2026	939	$1.00	7.5
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2026	939	$1.00	7.25

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Activity

For the three months ended May 31, 2026:

- The Company decreased authorized common shares from 27,500,000,000 to 12,000,000,000 on March 19, 2026.

- On February 5, 2026, the holders of a majority of the voting power of the Company’s outstanding voting securities executed the written consent approving a reverse stock split of the Company’s issued and outstanding Common Stock at a ratio of 1-for-100. This split was deemed effective on March 12, 2026. The common shares have been adjusted to reflect this reverse stock split.

- the Company issued 36,784,492 common shares with gross proceeds of $900,871 and net proceeds of $823,480 after issuance costs of $77,391.

- the Company issued 39,000,000 common shares having a fair value of $1,453,500 to repay $107,000 in loans payable and $638,900 in accrued interest totaling $745,900 with a loss on settlement of debt of $707,600.

-Along with the $630,000 loan of March 25, 2026, a refundable commitment fee of 14,100,000 shares was issued. These shares are refundable if the loan was fully repaid by May 5, 2026, and it was. The shares were recorded at par value of $141 with a corresponding adjustment to paid in capital.

-Along with the $277,778 loan of April 20, 2026, a commitment fee of 5,000,000 common shares having a fair value of $173,500 was issued and recorded as a discount.

-Along with the $700,000 loan of May 4, 2026, a commitment fee of 1,250,000 common shares having a fair value of $28,751 is issuable and recorded as a discount. These shares will be issued shortly after filing this 10Q.

-During the quarter ended March 31, 2026, the Series C Preferred shareholder converted 298 Series C Preferred Shares having a value of $391,572 for 24,473,250 common shares with a deemed dividend of $93,472.

The common shares issued , issuable and outstanding at May 31,2026 and February 28, 2026:

Common shares	May 31, 2026	February 28, 2026
Issued	387,232,589	267,872,804
Issuable	1,250,000	-

Issued, issuable and outstanding	388,482,589	267,872,804

Summary of Common Stock Warrant Activity

For the three months ending May 31, 2026, and May 31, 2025, the Company recorded a total of $60,508 and $80,355 respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2026	470,000	$0.04	1.44
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at May 31, 2026	470,000	$0.02	1.19

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Option Activity -Employee Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2026	1,732,121	$2.00	2.10
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	—	$—	—
Outstanding at May 31, 2026	1,732,121	$2.00	1.85

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

On March 11, 2025, the Company entered into a 3-year lease agreement for a vehicle commencing March 11, 2025 through to March 11, 2028 with a minimum base rent of $1,286 per month. The Company paid a down payment of $13,188. The Company recorded the right of use asset of $67,372 with a corresponding adjustment to operating lease liability.

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. The weighted average discount rate used was 10% and the weighted average remaining lease term at May 31, 2026 was 4.71 years.

Rent expense and operating lease cost was $67,372 and $58,219 for the three months ended May 31, 2026 and May 31, 2025, respectively.

Maturity of Lease Liabilities	Operating Leases
May 31, 2027	$239,243
May 31, 2028	222,427
May 31, 2029	207,558
May 31, 2030	207,558
May 31, 2031	190,261
Total lease payments	1,067,047
Less: Interest	(184,676)
Present value of lease liabilities	$882,371

14. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	May 31, 2026	May 31, 2025
Numerator:
Net loss available to common shareholders	$(5,715,838)	$(4,594,018)

Effect of common stock equivalents
Less: dividends to C preferred shareholders	(110,860)	(12,073)
Net loss adjusted for common stock equivalents	(5,826,698)	(4,606,091)

Denominator:
Weighted average shares – basic	325,956,059	155,176,712

Net loss per share – basic	$(0.02)	$(0.03)

Denominator:
Weighted average shares – diluted	325,956,059	155,176,712

Net loss per share – diluted	$(0.02)	$(0.03)

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The anti-dilutive shares of common stock equivalents for the three months ended May 31, 2026 and 2025 were as follows:

	For the Three Months Ended
	May 31, 2026	May 31, 2025
Convertible or exchangeable debt	3,173,350,733	-
Convertible Series F Preferred Shares	1,340,264,933	586,412,155
Convertible Redeemable Series C Preferred Shares	30,948,471	2,958,264
Stock options and warrants	2,202,121	2,261,775
Total	4,546,766,258	591,632,194

15. SUBSEQUENT EVENTS

Subsequent to May 31, 2026 through to filing date,

—	the Company issued 32,797,611 common shares pursuant to a share purchase agreement for gross proceeds of $290,783, issuance costs of $14,397 and net proceeds of $276,386.

—	The Company issued 12,000,000 shares to a lender to settle $89,700 in principal pursuant to exchange agreements with the lender.

—	on June 3, 2026, the Company issued a convertible, redeemable note to a lender for $230,000 with cash proceeds of $200,000 an original issue discount of $23,000 and $7,000 for fees. The loan bears interest at 6%, the note is redeemable by the Company at any time subject to a premium ranging from 105% to 140% if redeemed within the first 180 days of the note. The note matures on June 3, 2027, and converts after 180 days at 65% of the lowest trading price 20 trading days prior to the conversion date, including the conversion date.

—	on June 9, 2026, the Company issued a convertible, redeemable note to a lender for $55,000 with cash proceeds of $47,500, an original issue discount of $5,000, and $2,500 for fees. The loan bears interest at 10%, the note is redeemable by the Company at any time subject to a premium of one years interest of $5,500. The note matures on June 9, 2027, and converts any time at 65% of the lowest trading price 10 trading days prior to the conversion date.

—

on June 9, 2026, the Company issued a convertible, redeemable note to a lender for $110,000 with cash proceeds of $95,000, an original issue discount of $10,000, and $5,000 for fees. The loan bears interest at 10%, the note is redeemable by the Company at any time subject to a premium of one years interest of $11,000. The note matures on June 9, 2027, and converts any time at 65% of the lowest trading price 10 trading days prior to the conversion date.

—	on June 15, 2026, the Company issued a convertible, redeemable note to a lender for $165,000 with cash proceeds of $142,800, an original issue discount of $15,000, and $7,200 for fees. The loan bears interest at 10%, the note is redeemable by the Company at any time subject to a premium ranging from 115% to 125% if redeemed within the first 180 days of the note. The note matures on June 15, 2027, and converts any time at 65% of the lowest closing bid price 20 trading days prior to the conversion date. The loan is repayable as follows : on December 15, 2026 a payment of $90,750 with 5 monthly payments of $15,125 commencing Jan 15, 2027 through to May 15, 2027 with the remaining $9,625 balance payable June 15, 2027.

—	on June 23 , 2026 the Company entered into an Equity Financing Agreement whereby an investor shall invest up to $10,000,000 over the course of thirty-six (36) month at a purchase price of eighty-five percent (85%) of the average of the three lowest bid trade price in the 10 day preceding period. The Company may also issue an accelerated put at a purchase price of 85% of the three closing bid prices 10 days following the put date subject to a floor price equal to the greater of: (A) seventy-five percent (75%) of the Closing Bid Price of the Common Stock on the applicable Put Date; or (B) any higher minimum price per share specified by the Company in the applicable Accelerated Put Notice. A commitment fee of five million common shares of the Company’s Common Stock shall be issued in two equal tranches: (i) first tranche of Two Million and Five Hundred Thousand common shares upon S-1 effectiveness; and the remaining (ii) second tranche of Two Million and Five Hundred Thousand common shares, issued ninety days later. In conjunction with the above agreement, the Company entered into a Registration Rights Agreement as well.

—	on June 26, 2026, the Company issued a convertible, redeemable note to a lender for $157,000 with cash proceeds of $150,000 and $7,000 for fees. The loan bears interest at 10%, the note is redeemable by the Company at any time subject to a premium ranging from 120% to 125% if redeemed within the first 180 days of the note. The note matures on March 30, 2027, and converts after 180 days at 65% of the average of the three lowest trading prices, 10 trading days prior to the conversion date.

—	on July 9, 2026, the Company issued a promissory note to a lender for $165,000 with cash proceeds of $150,000 and an original issue discount of $15,000 for fees. The note matures in one year and bears interest at 15%, per annum ,compounding annually. The note is secured by the assets of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended May 31, 2026 and May 31, 2025 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2026, as filed on June 9, 2026 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Management Discussion and Analysis

Results of Operations for the Three Months Ended May 31, 2026 and 2025

The following table shows our results of operations for the three months ended May 31, 2026 and 2025. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	May 31, 2026	May 31, 2025	Dollars	Percentage
Revenues	$1,831,202	$1,854,837	$(23,635)	(1)%
Gross profit	1,183,824	1,233,501	(49,677)	(4)%
Operating expenses	3,893,188	4,412,170	(518,982)	(12)%
Loss from operations	(2,709,364)	(3,178,669)	469,305	15%
Other expense, net	(3,006,474)	(1,415,349)	(1,591,125)	(112)%
Net loss	$(5,715,838)	$(4,594,018)	$(1,121,820)	(24)%

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	May 31, 2026	May 31, 2025	Dollars	Percentage
Device rental activities	$1,613,095	$1,627,286	$(14,191)	(1)%
Direct sales of goods and services	218,107	227,551	(9,444)	(4)%
	$1,831,202	$1,854,837	$(23,635)	(1)%

Total revenue for the three-month period ended May 31, 2026 was $1,831,202which represented a decrease of $23,635 or 1% compared to total revenue of 1,854,837 for the three months ended May 31, 2025. The decrease in revenue was attributable to a significant drop in the sales for one major customer due to their internal cost cutting initiatives. This major customer previously represented about 48% of the Company’s revenues for the three months ended May 31, 2025 represented 21% of the Company’s revenues for the three months ended May 31, 2026. The Company managed to mitigate this reduction by gaining new customers and diversifying its customer base. For the three months ended May 31, 2026, two customers accounted for 36% of total revenue and for the three months ended May 31, 2025, two customers accounted for 65% of total revenue. The Company expects to see sales growth through new mobile products and software starting in the second quarter of this fiscal year. The mobile products will see a slow steady rollout over the fiscal year due to the capital intensive nature of these products.

Gross profit

Total gross profit for the three-month period ended May 31, 2026 was $1,183,824which represented a decrease of $49,677 compared to gross profit of $1,233,501 for the three months ended May 31, 2025. The decrease is consistent with the decrease in revenues as well as changes in product mix. The gross profit % of 65% for the three-month period ended May 31, 2026 compared with the gross profit % of 67% for the three month period ended May 31, 2025.

Operating Expenses

	Period		Change
	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025	Dollars	Percentage

Research and development	$885,593	$1,087,619	$(202,026)	(19)%
General and administrative	2,907,577	3,232,211	(324,634)	(10)%
Depreciation and amortization	32,646	34,121	(1,475)	(4)%
Operating lease cost and rent	67,372	58,219	9,153	16%
Operating expenses	$3,893,188	$4,412,170	$(518,982)	(12)%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended May 31, 2026 and May 31, 2025, were $3,893,188 and $4,412,170, respectively. The overall decrease of $518,982 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses decreased by $324,634. In comparing the three months ended May 31, 2026 and May 31, 2025 this decrease was primarily due to the following decreases: wages and salaries by $227,585, professional fees by $45,167, stock based compensation by $19,847, production supplies by $45,525, RMC costs by $59,948, marketing by $53,486, freight and duty costs by $49,508 and dues and subscriptions by $27,858. These costs were partially offset by increases in subcontractor by $198,837 and with other net G& A account decreases.

●	Research and development decreased by $202,026 due to a decrease in software development as the product is being released.

●	Depreciation and amortization decreased by $1,475.

●	Operating lease cost and rent increased by $9,153 due to one new lease in 2026.

Other Expense

Other expense during the three months ended May 31, 2026 and May 31, 2025, was $3,006,474 and $1,415,349, respectively. The $1,591,125 increase in other expense was primarily attributable to a $885,525 increase in interest expense due to an approximately $338,000 increase in debt discount amortization expense, an approximately $204,000 increase in interest on DVPO balance with the balance due to the switch to some notes (see Note 11) to compounding interest and interest on approximately $2.7 million increase in loans payable. The $707,600 loss on settlement was on the exchange of loans payable and accrued interest for the three months ended May 31, 2026

Net loss

We had a net loss of $5,715,838 for the three months ended May 31, 2026, compared to a net loss of $4,594,018 for the three months ended May 31, 2025. The increase in net loss of $1,121,820 is due to a number of factors: higher other expenses is reduced by lower operating expenses for the three months ended May 31, 2026.

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

As of May 31, 2026, we had a cash balance of $94,643, accounts receivable (net) of $974,897, device parts inventory(net) of $1,378,950 and $44,890,383 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	May 31, 2026	February 28, 2026
Current assets	$3,005,227	$2,935,003
Current liabilities	44,890,383	19,952,748
Working capital	$(41,885,156)	$(17,017,745)

As of May 31, 2026 and February 28, 2026, we had a cash balance of $94,643 and $109,043, respectively.

Summary of Cash Flows

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025
Net cash used in operating activities	$(2,759,307)	$(3,321,185)
Net cash used in investing activities	$(16,438)	$(9,720)
Net cash provided by financing activities	$2,761,345	$2,789,777

Net cash used in operating activities.

Net cash used in operating activities for the three months ended May 31, 2026 was $2,759,307 which included a net loss of $5,715,838, non-cash activity such as bad debts expense of $70,000, reduction of right of use asset of $38,013, accretion of lease liability $23,281, stock based compensation of $60,508, change in operating assets and liabilities of $1,255,482, amortization of debt discount of $385,493, decrease in related party accrued payroll and interest of $129,687 and depreciation and amortization of $545,841 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the three months ended May 31, 2026 was $16,438 which was the purchase of fixed assets of $15,600 and an acquisition of trademark of $838.

Net cash provided by financing activities.

Net cash provided by financing activities for the three months ended May 31, 2026 was $2,761,345. This consisted of share proceeds net of issuance costs of $823,480 , proceeds on the issuance of Series C Preferred Shares of $200,000, proceeds from loans payable of $2,714,028 reduced by repayments on loans payable of $976,163.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2026, as filed on June 9, 2026.

Related Party Transactions

For both the three months ended May 31, 2026, and May 31, 2025, the Company had repayments of net advances of $129,687 and $0, respectively. At May 31, 2026, the loan payable-related party was $331,946 and $461,633 at February 28, 2026. Included in the balance due to the related party at May 31, 2026, is $255,414 of deferred salary and interest, $157,513 of which bears interest at 12%. As of February 28, 2026, included in the balance due to the related party is $285,638 of deferred salary all of which bears interest at 12%. The accrued interest included in the loan at May 31, 2026, and February 28, 2026, was $84,956, and $79,268, respectively.

During the three months ended May 31, 2026, the Company paid out gross payments to the CEO of $71,105 offset by a bonus accrual of $250,000, which yields a net change of $178,895 relating to deferred compensation for CEO. This was all in accordance with a December 2023 board action allowing for $1 million of annual discretionary compensation as well as a February 28, 2026, board action which provided an additional $1.5 million in compensation. During the three months ended May 31, 2025, the Company paid out gross payments to the CEO of $1,496,687 offset by a bonus accrual of $250,000, which yielded a net change of $1,246,687 relating to deferred compensation for CEO. The balance of deferred compensation for CEO was $1,990,751 and $1,811,856 at May 31, 2026, and February 28, 2026, respectively

For the three months ended May 31, 2026, the Company accrued $0 (three months ended May 31, 2025-$0) of incentive compensation plan payable to the CEO. This will be payable in Series G Preferred Shares, which are redeemable at the Company’s option at $1,000 per share. On May 31, 2026, and February 28, 2026, there was $5,500,000 and $5,500,000 incentive compensation payable.

During the three months ended May 31, 2026, and 2025, the Company was charged $390,130 and $736,875, respectively for fees for research and development from a company partially owned by a principal shareholder. The principal shareholder received no compensation from this partially owned research and development company, and the fees were spent on core development projects. As at May 31, 2026, and February 28, 2026, the balance due to this company was $76,532 and $160,557, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of May 31, 2026, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of May 31, 2026, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Date	Transaction	Consideration	Shares Issued
March 9, 2026	Debt exchange*	$224,000 in accrued interest exchanged for common shares at a fair value of $280,000 for a loss on settlement of debt of $56,000	7,000,000
March 12, 2026	Common share issuance	Rounding shares on reverse split	43
March 19,2026	Series C share issuance*	Issuance of 222 Series C Convertible Preferred including 22 Series C share Commitment fee for proceeds of $200,000	—
March 19,2026	Conversion of Series C Preferred Shares*	Conversion of 165 Series C shares for fair value of $216,810	13,550,625
March 20,2026	Debt exchange*	$112,000 in accrued interest exchanged for common shares at a fair value of $630,700 for a loss on settlement of debt of $518,700	7,000,000
March 25,2026	Convertible debt issuance*	$110,000 Convertible note that converts after 180 days at 80% of the lowest traded price 15 prior trading days	—
March 25, 2026	Convertible debt issuance*	$630,000 Convertible note that converts after 180 days with penalty at 20% of the lowest traded price 15 prior trading days. This loan was repaid May 5, 2026.	—
March 25, 2026	Common share issuance*	Commitment fee returnable to the Company as $630,00 debt was repaid on May 5, 2025	14,100,000
April 9, 2026	Convertible debt issuance*	$257,000 Convertible note that converts after 180 days at 65% of the average of the three lowest traded prices 10 prior trading days	—
April 20, 2026	Convertible debt issuance*	$277,778 Convertible note that converts at 75% of the lowest traded prices 10 prior trading days	—
April 20, 2026	Common share issuance*	Commitment fee on April 20 ,2026 convertible note	5,000,000
May 1, 2026	Convertible debt issuance*	$257,000 Convertible note that converts after 180 days at 65% of the average of the three lowest traded prices 10 prior trading days	—
February 11, 2025	Series C share issuance*	Issuance of 306 Series C Convertible Preferred for cash proceeds of $278,580
April 27, 2026	Debt exchange*	$185,600 in accrued interest exchanged for common shares at a fair value of $220,800 for a loss on settlement of debt of $35,200	8,000,000
May 4, 2026	Convertible debt issuance*	$700,000 Convertible note that converts at 65% of the lowest closing bid prices 10 prior trading days	—
May 4, 2026	Common share issuance*	Commitment fee issuable on May 4 ,2026 convertible note(2)	1,250,000
May 5, 2026	Debt exchange*	$80,000 in accrued interest exchanged for common shares at a fair value of $100,000 for a loss on settlement of debt of $20,000	5,000,000
May 6, 2026	Conversion of Series C Preferred Shares*	Conversion of 40 Series C shares for fair value of $52,560	3,285,000
May 12, 2026	Conversion of Series C Preferred Shares*	Conversion of 93 Series C shares for fair value of $122,202	7,637,625
May 27, 2026	Debt exchange*	$144,300 in principal and accrued interest exchanged for common shares at a fair value of $222,000 for a loss on settlement of debt of $77,700	12,000,000
May 29, 2026	Convertible debt issuance*	$138,889 Convertible note that converts at 65% of the lowest traded prices 10 prior trading days	—
March 1, 2026-May 31, 2026	Other registered sales	Various prices	36,786,492
	Number of shares outstanding May 31, 2026		388,482,589

* Sold under rule 144

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

Artificial Intelligence Technology Solutions Inc.

Date: July 14, 2026	BY:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: July 14, 2026	BY:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)

-36-