Form 10-K/A
period 2026-02-28
Artificial Intelligence Technology Solutions Inc.
filed 2026-07-17
CIK 1498148

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates certain disclosures contained in the Annual Report on Form 10-K of Artificial Intelligence Technology Solutions, Inc. (the “Company,” “we,” “us,” or “our”) for the fiscal year ended February 28, 2026, originally filed with the Securities and Exchange Commission (the “Commission”) on June 5, 2026 (the “Original Form 10-K”).

Background of the Amendment

On March 19, 2026, the Board of Directors of the Company (the “Board”) and the holder of a majority of the Company’s voting power approved, by written consent in lieu of a meeting, a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) to decrease the Company’s authorized common stock, par value $0.00001 per share (“Common Stock”), by 15,500,000,000 shares, from 27,500,000,000 shares to 12,000,000,000 shares, resulting in total authorized capitalization of 12,020,000,000 shares, consisting of 12,000,000,000 shares of Common Stock and 20,000,000 shares of preferred stock (the “Authorized Share Decrease”), as described in the Company’s Definitive Information Statement on Schedule 14C filed with the Commission on March 30, 2026. As disclosed in that Information Statement, the Certificate of Amendment would not be filed with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”) until at least 20 calendar days after mailing of the Definitive Information Statement, and the Authorized Share Decrease would not become effective unless and until the Certificate of Amendment was accepted for filing by the Nevada Secretary of State.

The Original Form 10-K inadvertently reported that the Authorized Share Decrease had already been implemented and that the Company’s authorized Common Stock was 12,000,000,000 shares (total authorized capitalization of 12,020,000,000 shares), including in Part II, Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities), in certain risk factors in Part I, Item 1A, and in the notes to the consolidated financial statements included therein. In fact, as of February 28, 2026, as of June 1, 2026 (the record date used for certain disclosures in the Original Form 10-K), and as of June 5, 2026, the filing date of the Original Form 10-K, the Certificate of Amendment had not been filed with, or accepted by, the Nevada Secretary of State, and the Authorized Share Decrease had not become effective. The Company’s authorized Common Stock throughout that entire period remained 27,500,000,000 shares, with total authorized capitalization of 27,520,000,000 shares.

The Company has determined that this error was unintentional and administrative in nature, resulting from the premature reflection of the Authorized Share Decrease in the Original Form 10-K before the Certificate of Amendment had actually been filed with and accepted by the Nevada Secretary of State, rather than from any change in the underlying corporate action approved by the Board and the Company’s majority shareholder on March 19, 2026.

On July 15, 2026, the Nevada Secretary of State accepted the Certificate of Amendment for filing, and the Authorized Share Decrease became effective as of that date, as disclosed in the Company’s Current Report on Form 8-K filed with the Commission on July 16, 2026. As of the date of this Amendment, the Company’s authorized Common Stock is 12,000,000,000 shares, with total authorized capitalization of 12,020,000,000 shares.

Purpose and Effect of this Amendment

The purpose of this Amendment is to correct the disclosures in the Original Form 10-K to accurately reflect that, as of February 28, 2026 and as of the filing date of the Original Form 10-K, the Company’s authorized Common Stock was 27,500,000,000 shares, with total authorized capitalization of 27,520,000,000 shares, and that the Authorized Share Decrease to 12,000,000,000 shares of authorized Common Stock did not become effective until July 15, 2026. This Amendment revises Part I, Item 1A (Risk Factors), Part II, Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities), the notes to the consolidated financial statements describing the Company’s capital stock, and Part II, Item 9A (Controls and Procedures) of the Original Form 10-K accordingly.

The Company has evaluated the error described above and does not believe it affected the Company’s previously reported assets, liabilities, revenues, net loss, stockholders’ equity, or earnings per share, as authorized (as opposed to issued and outstanding) share counts do not enter into those computations, and the Company’s issued and outstanding Common Stock did not at any time exceed the true authorized amount of 27,500,000,000 shares. Accordingly, the Company’s Board and management have not determined that this matter requires a restatement of, or that investors should no longer rely on, the Company’s previously issued financial statements within the meaning of Item 4.02 of Form 8-K. As discussed in the revised Item 9A included in this Amendment, management has reassessed the matters bearing on the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2026 in light of this matter and describes therein the conclusions reached and remediation measures identified.

Except as expressly set forth herein, this Amendment does not amend, update, or restate any other information or disclosure included in the Original Form 10-K, and the Company has not updated disclosures contained herein to reflect events occurring after the filing date of the Original Form 10-K, except as expressly noted. This Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Commission, including the Company’s Current Report on Form 8-K filed on July 16, 2026.

ii

iii

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

iv

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

The Company’s Common Stock Is Subject to Substantial Dilution Risk.

The Company has issued, and may continue to issue, substantial numbers of shares of common stock in connection with financing transactions, employee and director compensation, debt conversions, and other purposes. As of February 28, 2026, total common shares outstanding exceeded 267 million (post-reverse-split). In March 2026, FINRA processed a 100-for-1 reverse stock split. As described in the Explanatory Note to this Amendment, the Company’s authorized common stock remained 27,500,000,000 shares as of February 28, 2026 and throughout the period covered by the Company’s original Annual Report on Form 10-K, and was not decreased to 12,000,000,000 shares until it became effective on July 15, 2026, preserving the structural capacity for future dilutive issuances during the intervening period. Variable-price equity financing arrangements and debt conversion rights may result in issuances at prices below the then-current market price of the Company’s common stock, causing material dilution to existing shareholders. The reverse stock split does not alter the underlying financial condition of the Company or reduce the potential for future dilutive issuances. The Company does not provide assurance that future equity issuances will not substantially reduce the proportionate ownership or economic interest of existing stockholders.

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

The Company’s Prior and Ongoing Use of Variable-Price Equity Financing Creates Structural Dilution Risk.

The Company has historically utilized equity financing arrangements that provide for the issuance of common shares at variable prices, including at prices below the then-prevailing market price. These arrangements have contributed to the Company’s substantial share count (in excess of 267 million shares post-reverse-split) and have resulted in material dilution to existing shareholders. Although the Company completed a 100-for-1 reverse stock split in March 2026, the Company’s authorized share count remained 27,500,000,000 shares as of February 28, 2026 and throughout the period covered by the Company’s original Annual Report on Form 10-K, preserving the structural capacity to issue additional shares during that period; as described in the Explanatory Note to this Amendment, the Company’s authorized common stock was not decreased to 12,000,000,000 shares until that decrease became effective on July 15, 2026. Continued reliance on these financing mechanisms—which may be required to fund ongoing operations, the ROAMEO production ramp, RAD-G platform development, or RAD Europe establishment—could result in further dilution and downward pressure on the trading price of the Company’s common stock.

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

Common Stock

As of June 1, 2026, the Company was authorized to issue 27,500,000,000 shares of common stock, with a par value of $0.00001. As described in the Explanatory Note to this Amendment, the Company’s authorized common stock was subsequently decreased to 12,000,000,000 shares, effective July 15, 2026, upon acceptance of the Certificate of Amendment by the Nevada Secretary of State. The closing price of its common stock on June 1, 2026, as quoted by OTC Markets Group, Inc., was $0.0185. There were 387,232,589 shares of common stock issued and outstanding as of June 1, 2026. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of its assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

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

Restatement of Prior Disclosure Regarding Authorized Common Stock

As described in the Explanatory Note to this Amendment, the Company has identified that its original Annual Report on Form 10-K for the fiscal year ended February 28, 2026 incorrectly stated that the Company’s authorized common stock had been decreased from 27,500,000,000 shares to 12,000,000,000 shares effective March 19, 2026, when in fact the Certificate of Amendment effecting that decrease was not filed with, or accepted by, the Nevada Secretary of State until July 15, 2026. The Company has determined that this error is related to the material weakness in controls over financial statement disclosure identified in item 2 below, in that controls were not designed and in place to confirm that a corporate action requiring a state filing had, in fact, been completed and accepted before that action was reported as effective. The Company’s remediation efforts with respect to this matter include implementing a corporate actions tracking procedure requiring written confirmation of acceptance by the applicable Secretary of State, and review and sign-off by the Company’s securities counsel, before any corporate action affecting the Company’s authorized or outstanding capital stock is reported as effective in the Company’s periodic reports.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

Date: July 16, 2026	By:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer

Date: July 16, 2026	By:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Reinharz	President, Chief Executive Officer and Director (principal executive officer)	June 16, 2026
Steven Reinharz

/s/ Anthony Brenz	Chief Financial Officer (principal financial and accounting officer)	June 16, 2026
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

Deer Park, Illinois
PCAOB ID: 318
June 8, 2026

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2026	February 28, 2025
ASSETS
Current assets:
Cash	$109,043	$865,975
Accounts receivable, net	1,004,201	1,367,331
Share proceeds receivable	—	418,669
Device parts inventory, net	1,318,742	1,583,726
Prepaid expenses and deposits	503,017	792,842
Total current assets	2,935,003	5,028,543
Operating lease asset	931,814	1,010,545
Revenue earning devices, net of accumulated depreciation of $3,257,668 and $2,292,172, respectively	5,097,627	4,539,180
Fixed assets, net of accumulated depreciation of $540,426 and $491,186, respectively	183,185	258,328
Trademarks	35,319	33,321
Investment at cost	100,000	100,000
Security deposit	19,280	15,880
Total assets	$9,302,228	$10,985,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,007,270	$2,121,871
Customer deposits	147,326	91,578
Current operating lease liability	243,690	197,349
Current portion of deferred variable payment obligation	3,161,727	1,901,258
Loan payable - related party	461,633	329,365
Deferred compensation for CEO	1,811,856	2,202,600
Current portion of loans payable, net of discount of $635,774 and $0	8,848,140	519,105
Current portion of accrued interest payable	2,271,106	213,555
Total current liabilities	19,952,748	7,576,681
Non-current operating lease liability	676,694	810,513
Loans payable, net of discount of $0 and $360,163, respectively	24,188,380	31,922,078
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	5,500,000	4,000,000
Accrued interest payable	9,122,552	13,680,453
Total liabilities	61,965,374	60,514,725

Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly,$1,200 stated value, 5,000 shares authorized, no shares issued and outstanding at February 28, 2026 and February 28, 2025, respectively	—	—
Series C Convertible, Redeemable Preferred Stock. $0.001 par value; $1,200 stated value, redeemable at 109.5%, 12% dividend, 1,000 shares authorized, 417 and 306 shares issued and outstanding at February 28, 2026 and February 28, 2025, respectively	547,941	402,084

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,534,000 shares authorized; no shares issued and outstanding at February 28, 2026 and February 28, 2025, respectively	—	—
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at February 28, 2026 and February 28, 2025, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,513 and 2,513 shares issued and outstanding, respectively	2,513	2,513
Common Stock, $0.00001 par value; 27,500,000,000 shares authorized as of February 28, 2026 and February 28, 2025 (subsequently decreased to 12,000,000,000 shares authorized effective July 15, 2026 — see Summary of Common Stock Activity below); 267,872,804 and 144,124,538 shares issued, issuable and outstanding, respectively	2,679	1,441
Additional paid-in capital	117,803,027	106,459,528
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(171,121,742)	(156,496,930)
Total stockholders’ deficit	(53,211,087)	(49,931,012)
Total liabilities and stockholders’ deficit	$9,302,228	$10,985,797

The accompanying notes are an integral part of these consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2026	Year Ended February 28, 2025

Revenues	$7,745,336	$6,130,886

Cost of goods sold	159,020	1,334,824
Depreciation and Amortization	1,981,679	1,051,498
Loss on disposal of revenue earning devices	70,937	-
Total Cost of Goods Sold	2,211,636	2,386,322

Gross Profit	5,533,700	3,744,564

Operating expenses:
Research and development (note 9)	4,128,155	3,462,558
General and administrative	12,933,696	13,559,009
Depreciation and amortization	141,051	429,139
Loss on disposal of fixed assets	22,312	—
Operating lease cost and rent	251,883	240,731
Total operating expenses	17,477,097	17,691,437

Loss from operations	(11,943,397)	(13,946,873)

Other income (expense), net:
Interest expense	(6,001,539)	(5,456,981)
Gain on settlement of debt	3,434,685	468,262
Total other income (expense), net	(2,566,854)	(4,988,719)

Net Loss	$(14,510,251)	$(18,935,592)

Net loss per share - basic	$(0.07)	$(0.16)

Net loss per share - diluted	$(0.07)	$(0.16)

Weighted average common share outstanding – basic and diluted	202,908,578	116,476,733

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

On March 19, 2026, the Board of Directors and the holder of a majority of the Company’s voting power approved, by written consent, a decrease in the Company’s authorized common shares from 27,500,000,000 to 12,000,000,000. The Certificate of Amendment effecting this decrease was not filed with, or accepted by, the Nevada Secretary of State until July 15, 2026, on which date the decrease became effective. As of February 28, 2026 and continuing through the filing date of the Company’s original Annual Report on Form 10-K for the fiscal year ended February 28, 2026, the Company’s authorized common shares remained 27,500,000,000.

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

