Form 10-Q/A
period 2026-05-31
Artificial Intelligence Technology Solutions Inc.
filed 2026-07-17
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends and restates certain disclosures contained in the Quarterly Report on Form 10-Q of Artificial Intelligence Technology Solutions, Inc. (the “Company,” “we,” “us,” or “our”) for the fiscal quarter ended May 31, 2026, originally filed with the Securities and Exchange Commission (the “Commission”) on July 10, 2026 (the “Original Form 10-Q”).

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

The Original Form 10-Q inadvertently reported that the Authorized Share Decrease had already been implemented and that the Company’s authorized Common Stock was 12,000,000,000 shares (total authorized capitalization of 12,020,000,000 shares), including in the notes to the unaudited condensed financial statements included therein. In fact, as of May 31, 2026, and as of July 10, 2026, the filing date of the Original Form 10-Q, the Certificate of Amendment had not been filed with, or accepted by, the Nevada Secretary of State, and the Authorized Share Decrease had not become effective. The Company’s authorized Common Stock throughout that entire period remained 27,500,000,000 shares, with total authorized capitalization of 27,520,000,000 shares.

The Company has determined that this error was unintentional and administrative in nature, resulting from the premature reflection of the Authorized Share Decrease in the Original Form 10-Q before the Certificate of Amendment had actually been filed with and accepted by the Nevada Secretary of State, rather than from any change in the underlying corporate action approved by the Board and the Company’s majority shareholder on March 19, 2026.

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

Purpose and Effect of this Amendment

The purpose of this Amendment is to correct the disclosures in the Original Form 10-Q to accurately reflect that, as of May 31, 2026 and as of the filing date of the Original Form 10-Q, the Company’s authorized Common Stock was 27,500,000,000 shares, with total authorized capitalization of 27,520,000,000 shares, and that the Authorized Share Decrease to 12,000,000,000 shares of authorized Common Stock did not become effective until July 15, 2026. This Amendment revises the notes to the unaudited condensed financial statements describing the Company’s capital stock and Part I, Item 4 (Controls and Procedures) of the Original Form 10-Q accordingly.

The Company has evaluated the error described above and does not believe it affected the Company’s previously reported assets, liabilities, revenues, net loss, stockholders’ equity, or earnings per share, as authorized (as opposed to issued and outstanding) share counts do not enter into those computations, and the Company’s issued and outstanding Common Stock did not at any time exceed the true authorized amount of 27,500,000,000 shares. Accordingly, the Company’s Board and management have not determined that this matter requires a restatement of, or that investors should no longer rely on, the Company’s previously issued financial statements within the meaning of Item 4.02 of Form 8-K. As discussed in the revised Item 4 included in this Amendment, management has reassessed the matters bearing on the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2026 in light of this matter and describes therein the conclusions reached and remediation measures identified.

Except as expressly set forth herein, this Amendment does not amend, update, or restate any other information or disclosure included in the Original Form 10-Q, and the Company has not updated disclosures contained herein to reflect events occurring after the filing date of the Original Form 10-Q, except as expressly noted. This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the Commission, including the Company’s Current Report on Form 8-K filed on July 16, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2026	February 28, 2026*
ASSETS
Current assets:
Cash	$94,643	$109,043
Accounts receivable, net	974,897	1,004,201
Device parts inventory, net	1,378,950	1,318,742
Prepaid expenses and deposits	556,737	503,017
Total current assets	3,005,227	2,935,003
Operating lease asset	891,922	931,814
Revenue earning devices, net of accumulated depreciation of $3,781,667 and $3,257,668, respectively	4,850,345	5,097,627
Fixed assets, net of accumulated depreciation of $562,268 and $540,426, respectively	176,943	183,185
Trademarks	36,157	35,319
Investment at cost	100,000	100,000
Security deposit	19,280	19,280
Total assets	$9,079,874	$9,302,228
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,675,960	$3,007,270
Customer deposits	127,520	147,326
Current operating lease liability	239,242	243,690
Current portion of deferred variable payment obligation	3,459,840	3,161,727
Loan payable - related party	331,946	461,633
Deferred compensation for CEO	1,990,751	1,811,856
Current portion of loans payable, net of discount of $871,697 and $635,774	26,897,629	8,848,140
Current portion of accrued interest payable	9,167,495	2,271,106
Total current liabilities	44,890,383	19,952,748
Non-current operating lease liability	643,129	676,694
Loans payable, net	7,953,001	24,188,380
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	5,500,000	5,500,000
Accrued interest payable	3,207,606	9,122,552
Total liabilities	64,719,119	61,965,374

Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly,$1,200 stated value, 5,000 shares authorized, no shares issued and outstanding at May 31, 2026 and February 28, 2026, respectively	—	—
Series C Convertible, Redeemable Preferred Stock. $0.001 par value; $1,200 stated value, redeemable at 109.5%, 12% dividend, 1,000 shares authorized, 354 and 417 shares issued and outstanding at May 31, 2026 and February 28, 2026, respectively	465,465	547,941

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,534,000 shares authorized; no shares issued and outstanding at May 31, 2026 and February 28, 2026, respectively	—	—
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at May 31, 2026 and February 28, 2026, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,513 and 2,513 shares issued and outstanding, respectively	2,513	2,513
Common Stock, $0.00001 par value; 27,500,000,000 shares authorized as of May 31, 2026 and February 28, 2026 (subsequently decreased to 12,000,000,000 shares authorized effective July 15, 2026 — see Summary of Common Stock Activity below); 388,482,589 and 267,872,804 shares issued, issuable and outstanding, respectively	3,885	2,679
Additional paid-in capital	120,717,508	117,803,027
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(176,931,052)	(171,121,742)
Total stockholders’ deficit	(56,104,710)	(53,211,087)
Total liabilities and stockholders’ deficit	$9,079,874	$9,302,228

*	Derived from audited information

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Common Stock Activity

For the three months ended May 31, 2026:

- On March 19, 2026, the Board of Directors and the holder of a majority of the Company’s voting power approved, by written consent, a decrease in the Company’s authorized common shares from 27,500,000,000 to 12,000,000,000. The Certificate of Amendment effecting this decrease was not filed with, or accepted by, the Nevada Secretary of State until July 15, 2026, on which date the decrease became effective. As of May 31, 2026 and continuing through the filing date of the Company’s original Quarterly Report on Form 10-Q for the quarter ended May 31, 2026, the Company’s authorized common shares remained 27,500,000,000.

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

Restatement of Prior Disclosure Regarding Authorized Common Stock

As described in the Explanatory Note to this Amendment, the Company has identified that its original Quarterly Report on Form 10-Q for the quarter ended May 31, 2026 incorrectly stated that the Company’s authorized common stock had been decreased from 27,500,000,000 shares to 12,000,000,000 shares effective March 19, 2026, when in fact the Certificate of Amendment effecting that decrease was not filed with, or accepted by, the Nevada Secretary of State until July 15, 2026. The Company has determined that this error is related to the material weakness in controls over financial statement disclosure identified in item 2 below, in that controls were not designed and in place to confirm that a corporate action requiring a state filing had, in fact, been completed and accepted before that action was reported as effective. The Company’s remediation efforts with respect to this matter include implementing a corporate actions tracking procedure requiring written confirmation of acceptance by the applicable Secretary of State, and review and sign-off by the Company’s securities counsel, before any corporate action affecting the Company’s authorized or outstanding capital stock is reported as effective in the Company’s periodic reports.

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