Form 10-Q
period 2026-08-31
Artificial Intelligence Technology Solutions Inc.
filed 2026-10-20
CIK 1498148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 861,808,211 shares of common stock were issued and outstanding as of October 20, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2026	February 28, 2026*
ASSETS
Current assets:
Cash	$220,275	$109,043
Accounts receivable, net	947,146	1,004,201
Device parts inventory, net	1,261,080	1,318,742
Prepaid expenses and deposits	583,596	503,017
Total current assets	3,012,097	2,935,003
Operating lease asset	850,096	931,814
Revenue earning devices, net of accumulated depreciation of $4,329,418 and $3,257,668, respectively	4,677,987	5,097,627
Fixed assets, net of accumulated depreciation of $583,597and $540,426, respectively	160,506	183,185
Trademarks	36,157	35,319
Investment at cost	100,000	100,000
Security deposit	19,280	19,280
Total assets	$8,856,123	$9,302,228
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,920,634	$3,007,270
Customer deposits	191,638	147,326
Current operating lease liability	234,795	243,690
Current portion of deferred variable payment obligation	3,781,263	3,161,727
Loan payable - related party	344,394	461,633
Deferred compensation for CEO	1,951,968	1,811,856
Current portion of loans payable, net of discount of $2,782,491 and $635,774	32,779,837	8,848,140
Current portion of accrued interest payable	12,811,856	2,271,106
Derivative liability	3,890,582	—
Total current liabilities	58,906,967	19,952,748
Non-current operating lease liability	607,629	676,694
Loans payable, net of discount of $11,337 and $0	1,638,664	24,188,380
Deferred variable payment obligation	2,525,000	2,525,000
Incentive compensation plan payable	5,500,000	5,500,000
Accrued interest payable	1,036,372	9,122,552
Total liabilities	70,214,632	61,965,374

Series B Convertible, Redeemable Preferred Stock. $0.001 par value; 8% cumulative dividend payable quarterly,$1,200 stated value, 5,000 shares authorized, no shares issued and outstanding at August 31, 2026 and February 28, 2026, respectively	—	—
Series C Convertible, Redeemable Preferred Stock. $0.001 par value; $1,200 stated value, redeemable at 109.5%, 12% dividend, 1,000 shares authorized, 253 and 417 shares issued and outstanding at August 31, 2026 and February 28, 2026, respectively	332,264	547,941

Commitments and Contingencies
Stockholders’ deficit:
Preferred Stock, undesignated; 15,534,000 shares authorized; no shares issued and outstanding at August 31, 2026 and February 28, 2026, respectively	—	—
Series G Redeemable Preferred Stock. $0.001 par value; 100,000 shares authorized, no shares issued and outstanding at August 31, 2026 and February 28, 2026, respectively	—	—
Series E Preferred Stock, $0.001 par value; 4,350,000 shares authorized; 3,350,000 and 3,350,000 shares issued and outstanding, respectively	3,350	3,350
Series F Convertible Preferred Stock, $1.00 par value; 10,000 shares authorized; 2,513 and 2,513 shares issued and outstanding, respectively	2,513	2,513
Common Stock, $0.00001 par value; 12,000,000,000 shares authorized 596,259,245 and 267,872,804 shares issued, issuable and outstanding, respectively	5,963	2,679
Additional paid-in capital	122,283,195	117,803,027
Preferred stock to be issued	99,086	99,086
Accumulated deficit	(184,084,880)	(171,121,742)
Total stockholders’ deficit	(61,690,773)	(53,211,087)
Total liabilities and stockholders’ deficit	$8,856,123	$9,302,228

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025

Revenues	$1,985,604	$1,888,749	$3,816,806	$3,743,586

Purchases and overhead	387,649	50,664	521,833	224,044
Depreciation and amortization	534,654	493,220	1,047,848	941,176
Cost of Goods Sold	922,303	543,884	1,569,681	1,165,220

Gross Profit	1,063,301	1,344,865	2,247,125	2,578,366

Operating expenses:
Research and development (Note 10)	1,062,671	919,714	1,948,264	2,007,333
General and administrative	2,579,273	2,634,832	5,486,849	5,867,042
Depreciation and amortization	34,426	36,900	67,072	71,021
Operating lease cost and rent	67,327	62,578	134,699	120,797
Total operating expenses	3,743,697	3,654,024	7,636,884	8,066,193

Loss from operations	(2,680,396)	(2,309,159)	(5,389,759)	(5,487,827)

Other income (expense), net:
Interest expense	(2,477,037)	(1,297,962)	(4,775,911)	(2,713,311)
Derivative liability loss	(1,495,130)	—	(1,495,130)	—
Gain (loss) on settlement of debt	(185,910)	4,370,185	(893,510)	4,370,185
Total other income (expense) net	(4,158,077)	3,072,223	(7,164,551)	1,656,874

Net income (loss)	$(6,838,473)	$763,064	$(12,554,310)	$(3,830,953)

Net income (loss) per share - basic	$(0.02)	$(0.00)	$(0.03)	$(0.02)

Net income (loss) per share - diluted	$(0.02)	$(0.00)	$(0.03)	$(0.02)

Weighted average common share outstanding - basic	451,014,825	184,694,421	388,485,442	169,935,566

Weighted average common share outstanding - diluted	451,014,825	876,681,766	388,485,442	169,935,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Temporary Equity		Shareholder’s Deficit
	Series B & C		Series E		Series F				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2025	306	$402,084	3,350,000	$3,350	2,513	$101,599	144,124,538	$1,441	$106,459,528	$(156,496,930)	$(49,931,012)

Issuance of shares, net of $121,746 issuance costs	—	—	—	—	—	—	19,000,000	190	2,691,104	—	2,691,294
Debt exchanged for common shares	—	—	—	—	—	—	6,850,000	69	1,250,431	—	1,250,500
Series C Preferred shares issued as dividend	9	12,073	—	—	—	—	—	—	(12,073)	—	(12,073)
Stock based compensation	—	—	—	—	—	—	—	—	80,355	—	80,355
Net loss	—	—	—	—	—	—	—	—	—	(4,594,018)	(4,594,018)
Balance at May 31, 2025	315	$414,157	3,350,000	$3,350	2,513	$101,599	169,974,538	$1,700	$110,469,345	$(161,090,948)	$(50,514,954)

Issuance of shares, net of $75,919 issuance costs	—	—	—	—	—	—	15,403,802	154	1,252,232	—	1,252,386
Debt exchanged for common shares	—	—	—	—	—	—	12,500,000	125	1,249,875	—	1,250,000
Series C Preferred shares issued as dividend	9	12,435	—	—	—	—	—	—	(12,435)	—	(12,435)
Series C penalty shares	114	149,307	—	—	—	—	—	—	(149,307)	—	(149,307)
Redemption of Series C shares	(95)	(125,000)	—	—	—	—	—	—	29,871	(29,871)	—
Stock based compensation	—	—	—	—	—	—	—	—	80,355	—	80,355
Net income	—	—	—	—	—	—	—	—	—	763,064	763,064
Balance at August 31, 2025	343	$450,899	3,350,000	$3,350	2,513	$101,599	197,878,340	$1,979	$112,919,936	$(160,357,755)	$(47,330,891)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Temporary Equity		Shareholder’s Deficit
	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2026	417	$547,941	3,350,000	$3,350	2,513	$101,599	267,872,804	$2,679	$117,803,027	$(171,121,742)	$(53,211,087)

Issuance of shares, net of $75,391 issuance costs	—	—	—	—	—	—	36,786,492	368	823,112	—	823,480
Debt exchanged for common shares	—	—	—	—	—	—	39,000,000	390	1,453,110	—	1,453,500
Commitment fee issuable	—	—	—	—	—	—	1,250,000	13	28,738	—	28,751
Commitment fee issued	—	—	—	—	—	—	5,000,000	50	173,450	—	173,500
Commitment fee returnable	—	—	—	—	—	—	14,100,000	141	(141)	—	—
Redemption of Series C on conversion to common shares	(298)	(391,572)	—	—	—	—	24,473,250	244	484,800	(93,472)	391,572
Issuance of Series C shares	222	291,708	—	—	—	—	—	—	(91,708)	—	(91,708)
Series C Preferred shares issued as dividend	13	17,388	—	—	—	—	—	—	(17,388)	—	(17,388)
Stock based compensation	—	—	—	—	—	—	—	—	60,508	—	60,508
Rounding shares	—	—	—	—	—	—	43	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,715,838)	(5,715,838)
Balance at May 31, 2026	354	$465,465	3,350,000	$3,350	2,513	$101,599	388,482,589	$3,885	$120,717,508	$(176,931,052)	$(56,104,710)
Issuance of shares, net of $41,916 issuance costs*	—	—	—	—	—	—	86,979,231	870	508,372	—	509,242
Debt exchanged for common shares	—	—	—	—	—	—	57,000,000	570	425,430	—	426,000
Debt conversions	—	—	—	—	—	—	35,767,014	358	149,634	—	149,992
Series C conversions	(109)	(143,226)	—	—	—	—	42,130,411	421	286,031	(143,226)	143,226
Series C Preferred shares issued as dividend	8	10,025	—	—	—	—	—	—	(10,025)	—	(10,025)
To reallocate deemed dividend**	—	—	—	—	—	—	—	—	172,129	(172,129)	—
Commitment fee shares returned	—	—	—	—	—	—	(14,100,000)	(141)	141	—	—
Stock based compensation	—	—	—	—	—	—	—	—	33,975	—	33,975
Net loss	—	—	—	—	—	—	—	—	—	(6,838,473)	(6,838,473)
Balance at August 31, 2026	253	$332,264	3,350,000	$3,350	2,513	$101,599	596,259,245	$5,963	$122,283,195	$(184,084,880)	$(61,690,773)

*	$41,916 issuance costs including 2,500,000 commitment fees shares at a value of $16,500
**	Redemption from conversion of Series C shares to common shares

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(12,554,310)	$(3,830,953)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,114,920	1,012,196
Bad debts expense	40,000	71,482
Inventory provision	270,987	—
Reduction of right of use asset	77,960	68,809
Accretion of lease liability	44,627	53,778
Stock based compensation	94,483	160,710
Amortization of debt discounts	1,036,482	143,217
Derivative liability loss	1,495,130	—
(Gain) loss on settlement of debt	893,510	(4,370,185)
Increase (decrease) in related party accrued payroll and interest	(117,239)	67,575
Changes in operating assets and liabilities:
Accounts receivable	17,055	364,630
Prepaid expenses	(76,821)	340,696
Deposit on right of use asset	—	(13,187)
Device parts inventory	(870,327)	(1,283,861)
Accounts payable and accrued expenses	(87,311)	473,931
Customer deposits	44,312	(7,649)
Deferred compensation for CEO	140,112	(1,004,917)
Operating lease liabilities	(121,908)	(118,906)
Current portion of deferred variable payment obligation for payments	619,535	609,067
Accrued interest payable	3,117,961	1,863,013
Net cash used in operating activities	(4,820,842)	(5,400,554)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(15,600)	(8,422)
Acquisition of trademarks	(838)	(1,998)
Net cash used in investing activities	(16,438)	(10,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share proceeds net of issuance costs	1,332,722	4,362,349
Proceeds from loans payable	4,594,328	1,050,671
Repayment of loans payable	(1,178,538)	(420,000)
Proceeds on issuance of Series C shares	200,000	—
Redemption of Series C shares	—	(125,000)
Net cash provided by financing activities	4,948,512	4,868,020

Net change in cash	111,232	(542,954)

Cash, beginning of period	109,043	865,975

Cash, end of period	$220,275	$323,021

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$21,575	$74,338
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Transfer from device parts inventory to revenue earning devices	$657,002	$1,792,348
Debt discount from derivative liabilities	$2,395,452	$—
Conversion of debt and accrued interest for common shares	$149,992	$—
Conversion of Series C shares for common shares	$534,798	$—
Exchange of note payable for common stock	$985,990	$2,500,500
Commitment fee shares as debt discount	$202,250	$—
Right of use asset for lease liability	$—	$53,739
Series C preferred shares issued as dividend	$27,413	$24,508
Discount applied to face value of the loan	$596,834	$251,629
Series C penalty shares issued	$—	$149,307

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

For the six months ended August 31, 2026, the Company had negative cash flow from operating activities of $4,820,842. As of August 31, 2026, the Company has an accumulated deficit of $184,084,880, and negative working capital of $55,894,870. Management does not anticipate having positive cash flow from operations (according to the Condensed Consolidated Statement of Cash Flows) in the near future. These factors raise a substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Management is committed to raising funds. There is no assurance that management will be able to raise funds nor can we provide assurance that these possible raises may not have dilutive effects. On June 23, 2026, the Company entered into an equity financing agreement whereby an investor will purchase up to $10,000,000 of the Company’s common stock at a discount over a three-year period. There still remains approximately $9.8 million left to issue under this arrangement. Management believes that it has the necessary support to continue operations by continuing its funding methods in the following ways: growing revenues, through equity proceeds, and issuing debt. Management is in talks with the Company’s primary debt holder to extend the maturity dates on most of its non -convertible debt.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the condensing instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto in the Company’s latest Annual Report filed with the SEC on Form 10-K/A as filed on June 9, 2026. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Robotic Assistance Devices, Inc., Robotic Assistance Devices Group , Inc, Pursuon Inc. (formerly Robotic Assistance Devices Mobile, Inc.), Robotic Assistance Devices Lanka (Private) Limited and Robotic Assistance Devices Residential, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended August 31, 2026, are not necessarily indicative of the results that may be expected for the entire year.

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

Concentrations

Loans payable

At August 31, 2026 there were $37,212,329 of loans payable, $33,728,024 or 91% of these loans to companies controlled by one individual. At February 28, 2026 there were $33,672,294 loans payable, $32,178,506 or 96% of these loans to companies controlled by one individual.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Accounts Receivable

Accounts receivable are comprised of balances due from customers, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated, and specific customer issues are reviewed on a periodic basis to arrive at appropriate allowances. There was an allowance of $210,000 and $170,000 provided as of August 31, 2026 and February 28, 2026, respectively. For the six months ended August 31, 2026, two customers account for 21% of total accounts receivable. For the six months ended August 31, 2025, two customers account for 41% of total accounts receivable.

Device Parts Inventory

Device parts inventory is stated at the lower of cost or net realizable value using the weighted average cost method. The Company records a valuation reserve for obsolete and slow-moving inventory, relying principally on specific identification of such inventory. The Company uses these device parts in the assembly of revenue earning devices (and demo devices) as well as research and development. Depending on use, the Company will transfer the parts to the corresponding asset or expense if used in research and development. A charge to income is taken when factors that would result in a need for an increase in the valuation, such as excess or obsolete inventory, are noted. As of August 31, 2026 and February 28, 2026 there was a valuation reserve of $445,987 and $175,000, respectively.

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

Research and Development

Research and development costs are expensed in the period they are incurred in accordance with ASC 730, Research and Development unless they meet specific criteria related to technical, market and financial feasibility, as determined by Management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. At August 31, 2026 and February 28, 2026, the Company had no deferred development costs.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Topic 606 defines a five-step process that must be evaluated and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted Topic 606 on March 1, 2018, using the modified retrospective method. Under the modified retrospective method, prior period financial positions and results will not be adjusted. There was no cumulative effect adjustment recognized as a result of this adoption. Refer to Note 4 – Revenue from Contracts with Customers for additional information. For the six months ended August 31, 2026, two customer accounted for 33% of total revenue. For the six months ended August 31, 2025 , one customer accounted for 47% of total revenue

Income Taxes

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

Derivative Liabilities

Scope and identification

The Company does not use derivative instruments to hedge cash flow, market or foreign currency risk. It evaluates its financial instruments, including convertible notes payable, warrants, convertible preferred stock and other financing arrangements, to determine whether they are, or contain features that qualify as, derivatives under ASC 815, Derivatives and Hedging. Derivatives that do not qualify for equity classification are recognized as liabilities at fair value.

●	Freestanding instruments, including warrants. The Company first applies ASC 480, Distinguishing Liabilities from Equity. Instruments outside ASC 480 are assessed under ASC 815-40-15 (indexation to the Company’s own stock) and ASC 815-40-25 (equity classification conditions). Warrants that fail either test are classified as derivative liabilities.

●	Embedded features in hybrid instruments. Conversion, redemption, put and default features embedded in notes, preferred stock and loan agreements are bifurcated when (a) their economic characteristics and risks are not clearly and closely related to the host contract, (b) the hybrid instrument is not remeasured at fair value through earnings, and (c) a separate instrument with the same terms would be a derivative (ASC 815-15-25-1).

●	Variable-price conversion features. Conversion features priced at a discount to the Company’s market price, or that can otherwise require a variable number of shares, generally are not indexed to the Company’s own stock and are bifurcated as derivative liabilities.

●	Preferred stock. For Series C or Series F preferred stock, the Company determines whether the host contract is more akin to debt or equity based on all stated and implied terms (ASC 815-15-25-17A through 25-17D). It then assesses whether conversion and redemption features are clearly and closely related to that host.

●	Debt default and put features. Contingent puts, default penalties, redemption premiums and default-interest provisions are evaluated under ASC 815-15-25-40 through 25-43. Features that can accelerate repayment at a substantial premium are generally bifurcated.

Classification of each instrument is reassessed at every reporting date.

Initial recognition

Derivative liabilities are recognized at fair value on the date the instrument is issued or, if later, the date a feature first qualifies as a derivative liability.

●	Allocation of proceeds. When a derivative is bifurcated from a debt host, proceeds are allocated first to the derivative liability and any liability-classified warrants at fair value. The residual is allocated to the host debt.

●	Debt discount. The resulting discount, together with debt issuance costs, is amortized to interest expense over the term of the debt using the effective interest method.

●	Day-one excess. When the fair value of derivative liabilities at issuance exceeds the net proceeds received, the excess is recognized immediately in earnings as derivative liability loss.

●	Preferred stock. When a bifurcated feature is embedded in preferred stock, the carrying amount of the preferred stock is reduced by the fair value of the derivative at issuance.

Subsequent measurement and classification

Derivative liabilities are remeasured to fair value at each reporting date. Changes in fair value are recognized in earnings as “Derivative liability gain (loss)” within other income (expense). None of the Company’s derivatives are designated as hedging instruments.

Derivative liabilities are classified as current or noncurrent based on whether net-cash settlement or conversion could be required within 12 months of the balance sheet date.

Conversion, extinguishment and reclassification

●	Conversion. On conversion under the original terms, the bifurcated derivative is remeasured to fair value at the conversion date, with the change recognized in earnings. The carrying amount of the host instrument, net of unamortized discount, and the derivative’s fair value are then reclassified to stockholders’ equity. No gain or loss is recognized.

●	Repayment or extinguishment. When debt is settled other than by conversion, the derivative is remeasured to fair value and derecognized. The difference between the reacquisition price and the combined carrying amount of the debt and derivative is recognized as a gain or loss on extinguishment (ASC 470-50-40-2).

●	Modifications and inducements. Modifications, exchanges and induced conversions are evaluated under ASC 470-50 and ASC 470-20-40.

●	Warrant exercise. Liability-classified warrants are remeasured to fair value on the exercise date and reclassified to additional paid-in capital.

●	Equity to liability. A contract that no longer qualifies for equity classification, for example because of insufficient authorized shares, is reclassified to a liability at its fair value on that date. The difference from its carrying amount is recorded in equity (ASC 815-40-35-10).

●	Liability to equity. A contract that later qualifies for equity classification is remeasured to fair value through earnings and reclassified to equity at that amount.

Sequencing policy

When the Company cannot conclude that it has sufficient authorized and unissued shares to settle all potentially dilutive contracts, it applies a sequencing policy under ASC 815-40-35-12. Authorized shares are allocated to contracts by issuance date, earliest first. Contracts that cannot be covered by the remaining authorized shares are classified as liabilities.

Because variable-price conversion features without a floor can require an indeterminate number of shares, contracts issued after such an instrument are classified as liabilities while it remains outstanding. Share-based payment awards accounted for under ASC 718 are excluded from the sequencing policy (ASC 815-40-35-13).

Fair value measurement

Derivative liabilities are measured at fair value under ASC 820, Fair Value Measurement, using the Monte Carlo option pricing model. Because significant inputs are unobservable, these are Level 3 measurements.

Input	Basis
Stock price	Closing price of the Company’s common stock on OTC Markets at the measurement date

Exercise or conversion price	Contractual exercise price; for variable-price features, the price under the conversion formula at the measurement date

Term	Remaining contractual term of the instrument

Expected volatility	Historical volatility of the Company’s common stock over a period matching the term

Risk-free rate	U.S. Treasury yield for a matching term

Dividend yield	0%; the Company has not paid and does not expect to pay dividends

Expected volatility is the most significant unobservable input; higher volatility increases fair value. A roll-forward of Level 3 derivative liabilities is presented in Note 3, Fair Value of Financial Instruments.

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

Measured on a Recurring Basis

The following table presents information about our liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell:

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
August 31, 2026
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Derivative liabilities	$3,890,582	$—	$—	$3,890,582
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$5,500,000	$—	$—	$5,500,000

February 28, 2026
Assets
Investment at cost	$100,000	$50,000	$—	$50,000
Liabilities
Incentive compensation plan payable – revaluation of equity awards payable in Series G shares	$5,500,000	$—	$—	$5,500,000

For the incentive compensation plan referred to above , the Company recorded stock based compensation of $0 for the six months ended August 31, 2026 and August 31, 2025 with corresponding adjustments to incentive compensation plan payable

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and advances, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Device rental activities	$1,765,293	$1,695,471	$3,378,388	$3,322,757

Direct sales of goods and services	220,311	193,278	438,418	420,829
	$1,985,604	$1,888,749	$3,816,806	$3,743,586

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

Below is a summary of our lease assets and liabilities at August 31, 2026 and February 28, 2026.

Leases	Classification	August 31, 2026	February 28, 2026
Assets
Operating	Operating Lease Assets	$850,096	$931,814
Liabilities
Current
Operating	Current Operating Lease Liability	$234,795	$243,690
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	607,629	676,694
Total lease liabilities		$842,424	$920,384

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

Rent expense and operating lease cost was $67,327 and $134,699 for the three and six months ended August 31, 2026, respectively, and $62,578 and $120,797 for the three and six months ended August 31, 2025, respectively.

6. INVESTMENT

On December 23, 2022 the Company entered into a Simple Agreement for Future Equity (SAFE) contract to invest $50,000 to acquire shares of a company’s capital stock at a discount. On June 3, 2024 the Company acquired a $50,000 convertible note receivable from Nightingale Intelligent Systems, Inc., a private Delaware corporation that provides unmanned aerial vehicles (UAV) for commercial applications. On January 3, 2025 the Company exchanged it’s convertible note receivable for : 1,770,840 Series A preferred shares, 15,000 common shares and 165,000 common share warrants. On February 28, 2025, there was a 10 :1 split. The Company now holds 177,084 Series A preferred shares, 1,500 common shares and 16,500 common share warrants (at a strike price of $0.80/share). The Company values the Nightingale Intelligent Systems, Inc.’s shares and warrants at $50,000 bringing total investments at cost to $100,000 at August 31, 2026 and February 28, 2026.

7. REVENUE EARNING DEVICES

Revenue earning devices consisted of the following:

	August 31, 2026	February 28, 2026
Revenue earning devices	$9,007,405	$8,355,295
Less: Accumulated depreciation	(4,329,418)	(3,257,668)
	$4,677,987	$5,097,627

During the three and six months ended August 31, 2026 the Company made total additions to revenue earning devices of $375,393 and $652,110, respectively, which were transfers from inventory. During the three and six months ended August 31, 2025 the Company made total additions to revenue earning devices of $864,716 and $1,760,263, respectively, which were transfers from inventory.

Depreciation and amortization for the six months ended August 31, 2026, and August 31, 2025, are as follows:

Depreciation and Amortization	Three Months Ended August 31, 2026	Three Months Ended August 31, 2025	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025

Cost of Goods Sold	$534,654	$493,220	$1,047,848	$941,176
Operating expenses	13,097	5,736	23,901	9,840
Total Depreciation and Amortization of Revenue Earning Devices	$547,751	$498,956	$1,071,749	$951,016

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. FIXED ASSETS

Fixed assets consisted of the following:

	August 31, 2026	February 28, 2026
Automobile	$74,237	$74,237
Demo devices	270,313	265,421
Tooling	122,620	107,020
Machinery and equipment	17,246	17,246
Computer equipment	157,448	157,448
Office equipment	15,312	15,312
Furniture and fixtures	21,225	21,225
Warehouse equipment	38,746	38,746
Leasehold improvements	26,956	26,956
	744,103	723,611
Less: Accumulated depreciation	(583,597)	(540,426)
	$160,506	$183,185

During the three months ended August 31, 2026, the Company made additions of $4,892 of which $4,892 were transfers from inventory. During the six months ended August 31, 2026, the Company made additions of $20,492 of which $4,892 were transfers from inventory with remaining additions of $15,600. During the three months ended August 31, 2025, the Company made additions of $9,738 of which $9,738 were transfers from inventory. During the six months ended August 31, 2025, the Company made additions of $40,507 of which $32,085 were transfers from inventory with remaining additions of $8,422.

Depreciation and amortization for the six months ended August 31, 2026, and August 31, 2025, are as follows:

Depreciation and Amortization	Three Months Ended August 31, 2026	Three Months Ended August 31, 2025	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025

Fixed Assets	$21,329	$31,164	$43,171	$61,181
Revenue earning devices	13,097	5,736	23,901	9,840
Total Depreciation and Amortization Included in operating expenses	$34,426	$36,900	$67,072	$71,021

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

The Payments first become payable on June 30, 2019 (unless otherwise indicated) based on the quarterly Revenues for the quarter ended May 31, 2019 and accrue every quarter thereafter. As of August 31, 2026, the Company has accrued $3,781,263 in Payments of which $2,510,325 are in arrears. As of February 28, 2026, the Company has accrued approximately $3,161,727 in Payments, of which $1,901,259 is in arrears. No notices have been received by the Company. The Company has recorded cumulative interest, on the balance in arrears, of 6% interest this quarter of $37,655 all totaling $242,081 and will continue to adjust quarterly.

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

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company retains total involvement in the generation of cash flows from these revenue streams that form the basis of the payments to be made to the investors under this agreement. Because of this, the Company has determined that the agreements constitute debt agreements. As of August 31, 2026, and February 28, 2026, the long-term balances other than Payments already owed is the cash received of $2,525,000 and $2,525,000, respectively.

For both the three months and six months ended August 31, 2026 and year ended February 28, 2026, the Company has received $0 related to the deferred payment obligation since there were no new agreements during this period. The balance remains $2,525,000 at both August 31, 2026 and February 28, 2026.

10. RELATED PARTY TRANSACTIONS

For the three months ended August 31, 2026, the Company had net advances from its loan payable-related party of $12,448 and for the six months ended August 31, 2026, the Company had net repayments from its loan payable-related party of 117,239. For the three months and six months ended August 31, 2025 , the Company had no repayments of net advances from its loan payable-related party. At August 31, 2026 the loan payable-related party was $344,394 and $461,633 at February 28, 2026. Included in the balance due to the related party at August 31, 2026 is $267,862 of deferred salary and interest, $159,263 of which bears interest at 12%. As of February 28, 2026, included in the balance due to the related party is $285,638 of deferred salary all of which bears interest at 12%. The accrued interest included in the loan at August 31, 2026, and February 28, 2026, was $89,699, and $79,268, respectively.

During the six months ended August 31, 2026, the Company paid out gross payments to the CEO of $359,888 offset by a bonus accrual of $500,000, which yields a net increase of $140,112 relating to deferred compensation for CEO. This was all in accordance with a December 2023 board action allowing for $1 million of annual discretionary compensation as well as a February 28, 2025, board action which provided an additional $1.5 million in compensation. The balance of deferred compensation for CEO was $1,951,968 and $1,811,856 at August 31, 2026, and February 28, 2026, respectively.

During the six months ended August 31, 2025, the Company paid out gross payments to the CEO of $1,504,917 offset by a bonus accrual of $500,000, which yields a net change of $1,004,917 relating to deferred compensation for CEO. This was all in accordance with a December 2023 board action allowing for $1 million of annual discretionary compensation as well as a February 28, 2025.

For the three and six months ended August 31, 2026, the Company accrued $0 (three and six months ended August 31 2025-$0) of incentive compensation plan payable to the CEO . This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At August 31, 2026, and February 28, 2026, there was $5,500,000 and $5,500,000 of incentive compensation payable.

During the three months ended August 31, 2026 and 2025, the Company was charged $555,186 and $598,277, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the six months ended August 31, 2026 and 2025, the Company was charged $945,316 and $1,335,152, respectively for fees for research and development from a company partially owned by a principal shareholder. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at both August 31, 2026, and February 28, 2026, the balance due to this company was $76,532 and $160,557, respectively.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. LOANS PAYABLE

Loans payable at August 31, 2026 consisted of the following:

Date	Maturity	Description	Principal	Interest Rate
July 18, 2016	July 18, 2017	Promissory note (1)*	$3,500	22%
December 10, 2020	March 1, 2027	Promissory note (2)	3,921,168	A12%
December 10, 2020	March 1, 2027	Promissory note (3)	2,754,338	A12%
December 14, 2020	March 1, 2027	Promissory note (5)	310,375	12%
December 30, 2020	March 1, 2027	Promissory note (6)	350,000	A 12%
January 1, 2021	March 1, 2027	Promissory note (7)	25,000	12%
January 1, 2021	March 1, 2027	Promissory note (8)	145,000	12%
January 14, 2021	March 1, 2027	Promissory note (9)	237,500	A 12%
February 22, 2021	March 1, 2027	Promissory note (10)	1,650,000	12%
March 1, 2021	March 1, 2027	Promissory note (11)	6,000,000	12%
June 8, 2021	June 8, 2027	Promissory note (12)	2,750,000	12%
September 14, 2021	September 14, 2027	Promissory note (14)	1,650,000	A 12%
July 28, 2022	March 1, 2027	Promissory note (15)	170,000	15%
August 30, 2022	August 30, 2027	Promissory note (16)	3,000,000	A 15%
September 7, 2022	March 1, 2027	Promissory note (17)	400,000	15%
September 8, 2022	March 1, 2027	Promissory note (18)	475,000	15%
October 13, 2022	March 1, 2027	Promissory note (19)	350,000	15%
October 28, 2022	October 31, 2026	Promissory note (20)	67,410	A 15%
November 9, 2022	October 31, 2026	Promissory note (20)	400,000	A 15%
November 10, 2022	October 31, 2026	Promissory note (20)	400,000	A 15%
November 15, 2022	October 31, 2026	Promissory note (20)	400,000	A 15%
January 11, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
February 6, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
April 5, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
April 20, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
May 11, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
October 27, 2023	October 31, 2026	Promissory note (20)	400,000	A 15%
November 30, 2023	August 30, 2027	Purchase Agreement (21)	203,000	15%
March 8, 2024	August 30, 2027	Purchase Agreement (22)	350,000	15%
July 26, 2025	November 15, 2026E	Promissory note (23)	165,000	C 15%
August 7, 2025	November 15, 2026E	Promissory note (24)	245,000	C 15%
August 25, 2025	November 15, 2026E	Promissory note (25)	137,500	C 15%
August 25, 2025	May 6, 2026	Future Receivables Purchase and Sale Agreement (26)	—	108%
September 25, 2025	November 15, 2026E	Promissory note (27)	550,000	C 15%
October 30, 2025	October 30, 2026	Promissory note (28)	200,000	C 15%
November 6, 2025	November 6, 2026	Promissory note (29)	275,000	C 15%
	November 24, 2026	Promissory note (30)	450,000	C 15%
December 9, 2025	December 9, 2026	Promissory note (31)	450,000	C 15%
December 17, 2025	September 23, 2026	Business loan (32)	—	65%
December 22, 2025	December 22, 2026	Convertible note (33)	355,000	12%
December 27, 2025	December 27, 2026	Promissory note (34)	275,000	C 15%
January 12, 2026	January 12, 2027	Promissory note (35)	330,000	C 15%
January 27, 2026	January 27, 2027	Promissory note (36)	170,000	C 15%
February 2, 2026	February 2, 2027	Promissory note (37)	330,000	C 15%
February 19, 2026	February 19, 2027	Convertible note (38)	165,000	12%
February 24, 2026	February 24, 2027	Promissory note (39)	170,000	C 15%
March 16, 2026	March 16, 2027	Promissory note (13)	170,000	C 15%
March 25, 2026	March 25, 2027	Convertible note (40)	110,000	12%
March 25, 2026	March 25, 2026	Convertible note (41)	—	12%
April 9, 2026	January 15, 2027	Convertible note (42)	257,000	10%
April 13, 2026	April 13, 2027	Future Receivables Purchase and Sale Agreement (43)	463,904	NA
April 20, 2026	April 20, 2027	Convertible note (44)	277,778	12%
May 1, 2026	January 15, 2027	Convertible note (45)	157,000	10%
May 4, 2026	May 4, 2027	Convertible Note (46)	700,000	12%
May 28 2026	May 28 2027	Convertible Note (47)	138,889	12%
May 29, 2026	May 29, 2027	Promissory note (4)	225,000	C 15%
June 3, 2026	June 3, 2027	Convertible Note(48)	230,000	6%
June 9, 2026	June 9, 2027	Convertible Note(49)	55,000	10%
June 9, 2026	June 9, 2027	Convertible Note(50)	110,000	10%
June 15, 2026	June 15, 2027	Convertible Note(51)	165,000	10%
June 24, 2026	June 24, 2027	Convertible Note(52)	166,667	10%
June 26, 2026	March 30, 2027	Convertible Note(53)	157,000	10%
July 9, 2026	July 9, 2027	Promissory note(54)	165,000	C 15%
July 30, 2026	April 15, 2027	Promissory note(55)	200,000	NA
August 11, 2026	August 11, 2027	Convertible Note(56)	209,300	12%
August 11, 2026	July 6, 2027	Promissory note(57)	200,000	NA
August 19, 2026	August 19, 2027	Convertible Note(58)	150,000	12%
August 27, 2026	May 13, 2027	Promissory note(59)	225,000	NA
			$37,212,329

Less: current portion of loans payable			(35,562,328)
Less: discount on non-current loans payable			(11,337)
Non-current loans payable, net of discount			$1,638,664

Current portion of loans payable			$35,562,328
Less: discount on current portion of loans payable			(2,782,491)
Current portion of loans payable, net of discount			$32,779,837

Convertible notes			$3,403,634
Loans payable			33,808,695
Total Loans Payable			$37,212,329

*	In default

A	On June 15, 2026 the Company and lender entered into a Loan Amendment Agreement whereby it was agreed that simple interest was to be calculated from the loan issuance date through to February 28, 2026 and commencing March 1, 2026 compounded on the respective principal and interest balance at February 28, 2026.

C	Compounding annually

E	On August 24, 2026 the Company and lender agreed to extend all the indicated notes above to November 15, 2026 in the best interest of all Parties for no fee.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	This note was transferred from convertible notes payable because in August 2022 it was no longer convertible due to restrictions placed on the lender.

(2)	This promissory note was issued as part of a debt settlement whereby $2,683,357 in convertible notes and associated accrued interest of $1,237,811 totaling $3,921,168 was exchanged for this promissory note of $3,921,168, and a warrant to purchase 450,000,000 shares at an exercise price of $.002 per share and a three-year maturity having a relative fair value of $990,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. On December 10, 2025 an exchange agreement was made whereby principal and interest of this note may be exchanged for common shares at 90% of the 5 days’ lowest bid of shares. For the three months ending May 31, 2026 the company exchanged $336,000 accrued interest for 14,000,000 common shares at a fair value of $910,700 with a loss on settlement of $574,700.

(3)	This promissory note was issued as part of a debt settlement whereby $1,460,794 in convertible notes and associated accrued interest of $1,593,544 totaling $3,054,338 was exchanged for this promissory note of $3,054,338, and a warrant to purchase 250,000,000 shares at an exercise price of $0.002 per share and a three-year maturity having a relative fair value of $550,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. $300,000 has been repaid during the year ended February 29, 2024. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. On February 8, 2026, the holder exchanged $192,000 in accrued interest for 8,000,000 common shares at fair value of $320,000 with a loss on settlement of $128,000.

(4)	Original $225,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $5,679, with an unamortized discount of $19,321 at August 31, 2026.

(5)	This promissory note was issued as part of a debt settlement whereby $235,000 in convertible notes and associated accrued interest of $75,375 totaling $310,375 was exchanged for this promissory note of $310,375, and a warrant to purchase 25,000,000 shares at an exercise price of $0.002 per share and a three-year maturity having a fair value of $182,500. On December 14, 2023, the parties extended the maturity date from December 14, 2023 date to March 1, 2027.

(6)	The note, with an original principal amount of $350,000, may be pre-payable at any time. The note balance includes an original issue discount of $35,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $271,250. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $271,250 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. On March 1, 2024, the unamortized relative fair value discount of $65,092 was removed with a corresponding adjustment to accumulated deficit. A $8,399 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from December 10, 2023, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same..

(7)	This promissory note was issued as part of a debt settlement whereby $9,200 in convertible notes and associated accrued interest of $6,944 totaling $16,144 was exchanged for this promissory note of $25,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(8)	This promissory note was issued as part of a debt settlement whereby $79,500 in convertible notes and associated accrued interest of $28,925 totaling $108,425 was exchanged for this promissory note of $145,000. This note is secured by a general security charging all of the Company’s present and after-acquired property. On November 28, 2023, the parties extended the maturity date from January 1, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)	The note, with an original principal amount of $550,000, may be pre-payable at any time. The note balance includes an original issue discount of $250,000 and was issued with a warrant to purchase 50,000,000 shares at an exercise price of $0.025 per share with a 3-year term and having a relative fair value of $380,174. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $380,174 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $80,284 was removed with a corresponding adjustment to accumulated deficit. A $10,559 unamortized discount remained. On November 28, 2023, the parties extended the maturity date from January 14, 2024, to March 1, 2025, with all other terms and Conditions remaining the same. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. The loan is fully amortized. Through an exchange agreement on February 11, 2025, the Company repaid $162,000 in interest through the issuance of 600,000 common shares. On March 28, 2025 the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest VWAP price. On March 5, 2025 the Company repaid $150,500 in loan principal as well as $275,000 in accrued interest (all totaling $425,500) was repaid on March 5, 2025 through the issuance of 1,850,000 common shares at a fair value of $444,000 with a loss on settlement of $18,500.

(10)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 100,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $1,342,857. The discount and warrant are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,342,857 with a corresponding adjustment to paid in capital for the relative fair value of the warrant. The maturity date was extended from February 22, 2022, to February 22, 2024, on February 28, 2022, in exchange for warrants to purchase 50,000,000 at an exercise price of $.0164 and a 3-year term. These warrants have a fair value of $950,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. On November 28, 2023, the parties extended the maturity date from February 22, 2024, to March 1, 2025, with all other terms and conditions remaining the same. On March 1, 2024, the unamortized relative fair value discount of $497,614 was removed with a corresponding adjustment to accumulated deficit. A $55,585 unamortized discount remained. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. The loan is fully amortized. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. For the three months ending May 31, 2026, the Company exchanged $80,000 of accrued interest for 5,000,000 common at a fair value of $100,000 with a loss on settlement of $20,000.

(11)	The unsecured note may be pre-payable at any time. Cash proceeds of $5,400,000 were received. The note balance of $6,000,000 includes an original issue discount of $600,000 and was issued with a warrant to purchase 300,000,000 shares at an exercise price of $0.135 per share with a 3-year term and having a relative fair value of $4,749,005 using Black-Scholes with assumptions described in note 13. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $4,749,005 with a corresponding adjustment to paid in capital for the relative value of the warrant. The maturity was extended from March 1, 2022 to March 1, 2024 on February 28, 2022 in exchange for warrants to purchase 150,000,000 shares of common stock at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $2,850,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note has been fully amortized. This note was again extended to March 1, 2025. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same. On March 28, 2025 the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest VWAP price. For the year ended February 28, 2026, the Company has issued 36,500,000 common shares at fair market value of $4,365,500 to repay $3,840,500 in accrued interest with a loss on settlement of debt of $525,000.

(12)	The note, with an original principal balance of $2,750,000, may be pre-payable at any time. The note balance includes an original issue discount of $50,000 and was issued with a warrant to purchase 170,000,000 shares at an exercise price of $0.064 per share with a 3-year term and having a relative fair value of $2,035,033. The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $2,035,033 with a corresponding adjustment to paid in capital. The maturity date was extended from June 8, 2022 to June 8, 2024 on February 28, 2022 in exchange for warrants to purchase 85,000,000 at an exercise price of $.0164 and a 3 year term. These warrants have a fair value of $1,615,000 recorded as interest expense with a corresponding adjustment to paid in capital recorded in the year ended February 28, 2022. This note was extended to June 8, 2025. On March 1, 2024, the unamortized relative fair value discount of $33,547 was removed with a corresponding adjustment to accumulated deficit. A $4,121 unamortized discount remained. The loan is fully amortized. On April 16, 2025, the parties again extended the maturity date from June 8, 2025, to June 8, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of price the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. For the year ended February 28, 2026 the holder exchanged $1,416,000 in accrued interest for 25,000,000 common shares at a fair value of $1,680,000 with a loss on settlement of $264,000.

(13)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $8,440, with an unamortized discount of $11,560 at August 31, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(14)	The note, with an original principal balance of $1,650,000, may be pre-payable at any time. The note balance includes an original issue discount of $150,000 and was issued with a warrant to purchase 250,000,000 shares at an exercise price of $0.037 per share with a 3-year term and having a relative fair value of $1,284,783, The discounts are being amortized over the term of the loan. After allocating these charges to debt and equity according to their respective values, a debt discount of $1,284,783 with a corresponding adjustment to paid in capital. On March 1, 2024, the unamortized relative fair value discount of $572,549 was removed with a corresponding adjustment to accumulated deficit. A $66,846 unamortized discount remained. On April 16, 2025, the parties again extended the maturity date from September 14, 2025, to September 14, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price. For the six months ended August 31, 2026, the Company recorded amortization expense of $4,989, with an unamortized discount of $11,337 at August 31, 2026.

(15)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from July 28, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(16)	A warrant holder exchanged 955,000,000 warrants for a promissory note of $3,000,000, bearing interest at 15% with a two year maturity. The fair value of the warrants was determined to be $2,960,500 with a corresponding adjustment to paid-in capital and a debt discount of $39,500 which will be amortized over the term of the loan. Principal and interest due at maturity. On March 1, 2024, the unamortized relative fair value discount of $11,535 was removed with a corresponding adjustment to accumulated deficit. This note has been fully amortized. This note was extended to August 30, 2025. On April 16, 2025, the parties again extended the maturity date from August 30, 2025, to August 30, 2027, with all other terms and conditions remaining the same. On November 24, 2025, the Company entered into an exchange agreement where the holder can exchange all or part of the principal and interest of the note into common shares at an exchange amount of 90% of the previous 5 day’s lowest bid price.

(17)	Original $400,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 7, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(18)	Original $475,000 note may be pre-payable at any time. The note balance includes an original issue discount of $75,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from September 8, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(19)	Original $350,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of the Company’s present and after-acquired property. On November 29, 2023, the parties extended the maturity date from October 13, 2023, to March 1, 2025, with all other terms and conditions remaining the same. This note has been fully amortized. On April 16, 2025, the parties again extended the maturity date from March 1, 2025, to March 1, 2027, with all other terms and conditions remaining the same.

(20)	On October 28, 2022, the Company entered into an loan facility with a lender for up to $4,000,000 including an original issue discount of $500,000. In exchange the Company will issue one series F Preferred Share, extended 329 series F warrants with a March 1, 2026 maturity to a new October 31, 2033 maturity, and issue up to 10 tranches with each tranche of $400,000, with cash proceeds of $350,000 an original issue discount of $50,000, October 31, 2026 maturity, and 61 Series F warrants with a October 31, 2033 maturity. Secured by a general security charging all of the Company’s present and after-acquired property. At February 29, 2024 the Company has issued all 10 tranches totaling $ 4,000,000 as follows:

October 28, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants and 1 Series F Preferred Share having a relative fair value of $299,399. On March 1, 2024, the unamortized relative fair value discount of $286,775 was removed with a corresponding adjustment to accumulated deficit. A $47,892 unamortized discount remained. For the six months ended August 31, 2026, the Company recorded amortization expense of $10,761, with an unamortized discount of $3,667 at August 31, 2026. For the six months ending August 31, 2026, the Company exchanged $332,590 of principal and $237,400 of accrued interest totaling $589,990 for 77,000,000 common at a fair value of $860,800 with a loss on settlement of $298,810.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(20)	November 9, 2022, $400,000 loan, original issue discount of $50,000 , 61 Series F Preferred Share warrants having a relative fair value of $299,750. On March 1, 2024, the unamortized relative fair value discount of $288,513 was removed with a corresponding adjustment to accumulated deficit. A $48,126 unamortized discount remained. For the six months ended August 31, 2026, the Company recorded amortization expense of $10,816, with an unamortized discount of $3,686 at August 31, 2026.

November 10, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,020. On March 1, 2024, the unamortized relative fair value discount of $291,694 was removed with a corresponding adjustment to accumulated deficit. A $48,290 unamortized discount remained. For the six months ended August 31, 2026, the Company recorded amortization expense of $10,854, with an unamortized discount of $7,793 at August 31, 2026.

November 15, 2022, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $287,814 was removed with a corresponding adjustment to accumulated deficit. A $47,976 unamortized discount remained. For the six months ended August 31, 2026, the Company recorded amortization expense of $11,057, with an unamortized discount of $3,399 at August 31, 2026.

January 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $286,813 was removed with a corresponding adjustment to accumulated deficit. A $48,124 unamortized discount remained. For the six months ended August 31, 2026, the Company recorded amortization expense of $10,815, with an unamortized discount of $3,687 at August 31, 2026.

February 6, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $299,959. On March 1, 2024, the unamortized relative fair value discount of $288,342 was removed with a corresponding adjustment to accumulated deficit. A $48,294 unamortized discount remained. For the six months ended August 31, 2026, the Company recorded amortization expense of $10,855, with an unamortized discount of $3,701 at August 31, 2026.

April 5, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $296,245. On March 1, 2024, the unamortized relative fair value discount of $286,821 was removed with a corresponding adjustment to accumulated deficit. A $48,409 unamortized discount remained. For the six months ended August 31, 2026, the Company recorded amortization expense of $10,882, with an unamortized discount of $3,712 at August 31, 2026.

April 20, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $302,219. On March 1, 2024, the unamortized relative fair value discount of $294,824 was removed with a corresponding adjustment to accumulated deficit. A $48,777 unamortized discount remained. For the six months ended August 31, 2026, the Company recorded amortization expense of $10,969, with an unamortized discount of $3,742 at August 31, 2026.

May 11, 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $348,983. On March 1, 2024, the unamortized relative fair value discount of $348,831 was removed with a corresponding adjustment to accumulated deficit. A $49,978 unamortized discount remained. For the six months ended August 31, 2026, the Company recorded amortization expense of $11,252, with an unamortized discount of $3,844 at August 31, 2026.

October 27 2023, $400,000 loan, original issue discount of $50,000, 61 Series F Preferred Share warrants having a relative fair value of $261,759. On March 1, 2024, the unamortized relative fair value discount of $254,487 was removed with six a corresponding adjustment to accumulated deficit. A $48,611 unamortized discount remained. For the three months ended August 31, 2026, the Company recorded amortization expense of $10,930, with an unamortized discount of $3,727 at August 31, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(21)	On November 30, 2023, the Company entered into an agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on April 30,2024 through to April 30, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after-acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment and after original maturity. The Company has repaid $147,000 and $53,000 in accrued interest in July to account for the missed April through to August 2024 payments in agreement with the lender. The Company have missed the subsequent monthly payments. On April 16, 2025, the parties extended the maturity date from April 30, 2025, to April 30, 2026, with all other terms and conditions remaining the same. On April 30,2026, the parties extended the maturity to April 30, 2027, with the default rate still applicable after April 30, 2025.

(22)	On March 8, 2024, the Company entered into another agreement where the lender will pay the Company $350,000 in exchange for thirteen future monthly payments of $36,750 commencing on August 8, 2024 through to August 8, 2025 totaling $477,750. The effective interest rate is 35% per annum. Secured by a general security charging all of RAD’s present and after- acquired property. Default rate of 15% per annum calculated daily on any missed monthly payment and after original maturity. The August 2024 through to August 2025 payments have not been made and the note was not repaid at original maturity. On August 8, 2025 the parties extended the maturity to August 8, 2027 , with the default rate still applicable after August 8, 2025.

(23)	Original $165,000 note may be pre-payable at any time. The note balance includes an original issue discount of $15,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed. On August 24, 2026, the Company extended the maturity to November 15, 2026, see footnote E above.

(24)	Original $245,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed. On August 24, 2026, the Company extended the maturity to November 15, 2026, see footnote E above.

(25)	Original $137,500 note may be pre-payable at any time. The note balance includes an original issue discount of $12,500. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. The discount was expensed. On August 24, 2026, the Company extended the maturity to November 15, 2026, see footnote E above.

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

February 28, 2026, the Company has repaid $617,348. During the six months ending August 31, 2026 the remaining balance of $ 189,952 was fully repaid.

(27)	Original $550,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $26,263, with an unamortized discount of $3,749 at August 31, 2026. On August 24, 2026, the Company extended the maturity to November 15, 2026, see footnote E above.

(28)	Original $200,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $12,777, with an unamortized discount of $4,558 at August 31, 2026.

(29)	Original $275,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of 12,775, with an unamortized discount of $4,997 at August 31, 2026.

(30)	Original $450,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $22,244, with an unamortized discount of $17,052 at August 31, 2026.

(31)	Original $450,000 note may be pre-payable at any time. The note balance includes an original issue discount of $50,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $24,610, with an unamortized discount of $14,980 at August 31, 2026.

(32)	On December 17, 2025, the Company entered into a business loan secured by a general security charging all of RAD’s present and after- acquired property. The Company received net proceeds of $300,000 after fees of $14,000 and a financing fee of $91,060 for total fees of $105,060. The Company must repay $405,060, in 4 weekly payments of $2,276.50 and 36 weekly payments of $10,998.72. The loan is personally guaranteed by the CEO. For the year ended February 28, 2026, the Company recorded amortization expense of $19,478 with an unamortized discount of $85,582 at February 28, 2026. For the three months ended May 31, 2026, the Company has repaid $87,990 with the balance of $241,972 transferred to the April 13, 2026 loan described in footnote (43),thereby fully extinguishing this loan.

(33)	$495,000 convertible note that may be redeemed at a premium at any time. The Company received proceeds of $440,000, with fees of $10,000 and an original issue discount of $45,000. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $26,935, with an unamortized discount of $18,360 at August 31, 2026. . After 180 days , the note and interest is convertible at a conversion price of 80% of the lowest traded price in the 15 prior trading days. For the six months ended 31, 2026 the lender converted $140,000 principal and $9.992 for a total of $149,992 of debt into 42,130,411 common shares.

(34)

Original $275,000 note may be pre-payable at any time. The note balance includes an original issue discount of $25,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $12,193, with an unamortized discount of $8,685 at August 31, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(35)

Original $330,000 note may be pre-payable at any time. The note balance includes an original issue discount of $30,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $14,486, with an unamortized discount of $11,650 at August 31, 2026.

(36)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $9,520, with an unamortized discount of $8,711 at August 31, 2026.

(37)	Original $330,000 note may be pre-payable at any time. The note balance includes an original issue discount of $30,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $14,572, with an unamortized discount of $13,564 at August 31, 2026.

(38)	$165,000 convertible note that may be redeemed at a premium at any time. The Company received proceeds of $142,500, with fees of $7,500 and an original issue discount of $15,000. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $10,699, with an unamortized discount of $11,317 at August 31, 2026. After 180 days , the note and interest is convertible at a conversion price of 80% of the lowest traded price in the 15 prior trading days.

(39)	Original $170,000 note may be pre-payable at any time. The note balance includes an original issue discount of $20,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $9,442, with an unamortized discount of $10,370 at August 31, 2026.

(40)	$110,000 convertible note that may be redeemed subject to a premium ranging from 110% to 140% if redeemed within the first 180 days of the note. The Company received proceeds of $95,000, with fees of $5,000 and an original issue discount of $10,000. The Company also recorded a debt discount from derivative liabilities of $67,202. Principal and interest due at maturity. In addition the For the six months ended August 31, 2026, the Company recorded amortization expense of $27,775, with an unamortized discount of $54,427 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 80% of the lowest traded price in the 15 prior trading days.

(41)	$630,000 convertible note that may be redeemed subject to a premium ranging from 110% to 140% if redeemed within the first 180 days of the note. The Company received proceeds of $595,000, with fees of $5,000 and an original issue discount of $30,000. Principal and interest due at maturity. A refundable commitment fee of 14.1 million common shares was issued, but is returnable if the loan plus accrued interest is paid back by May 5, 2026. The loan was intended as a short term loan with high redemption premiums commencing after 40 days and high conversion discounts after 180 days whereby the note would convert at 20% of the lowest traded price 15 days prior trading to the conversion date. On May 5, 2026, the Company repaid in full, principal and interest of $638,492 and the 14.1 million commitment fee shares will be returned.. For the three months ended May 31, 2026, the Company recorded amortization expense of $35,000, with an unamortized discount of $0 at May 31, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(42)	$257,000 convertible note that may be redeemed subject to a premium ranging from 120% to 125% if redeemed within the first 180 days of the note. The Company received proceeds of $250,000, with fees of $7,000. The Company also recorded a debt discount from derivative liabilities of $181,916. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $73,182, with an unamortized discount of $115,374 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest closing traded price in the 10 prior trading days.

(43)	On April 13, 2026, the Company entered into a business loan secured by a general security charging all of RAD’s present and after- acquired property. The Company received net proceeds of $295,028 after fees of $16,500 and a financing fee of $91,060 for total fees of $105,060 and a payback of the $241,972 balance on the December 17, loan described in footnote (32) . The Company must repay $709,500, in 52 weekly payments of $13,644. The loan is personally guaranteed by the CEO. For the six months ended August 31, 2026, the Company recorded amortization expense of $59,712 with an unamortized discount of $112,788 at August 31, 2026. For the six months ended August 31, 2026, the Company has repaid $245,596.

(44)	$277,778 convertible note that may be redeemed anytime with payment of the first year’s accrued interest of $33,333. The Company received proceeds of $245,000, with fees of $5,000 and an original issue discount of $27,778. In addition a commitment fee of 5,000,000 common shares having a fair value of $173,500 was issued and added as a discount. The Company also recorded a debt discount from derivative liabilities of $71,500 with derivative liability loss of $187,621 for a total derivative liability of $259,121 . Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $64,733, with an unamortized discount of $213,045 at August 31, 2026. The note and interest is convertible at any time a conversion price of 75% of the lowest closing traded price in the 10 prior trading days.

(45)	$157,000 convertible note that may be redeemed subject to a premium ranging from 120% to 125% if redeemed within the first 180 days of the note. The Company received proceeds of $150,000, with fees of $7,000. The Company also recorded a debt discount from derivative liabilities of $109,385. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $42,901, with an unamortized discount of $73,484 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest closing traded price in the 10 prior trading days.

(46)	$700,000 convertible note redeemable 90 days after issuance in monthly installments of 10% of the outstanding principal and interest. The Company received proceeds of $615,000, with fees of $15,000 and an original issue discount of $70,000. In addition a commitment fee of 1,250,000 common shares having a fair value of $28,751 was issued and recorded as a discount. The Company also recorded a debt discount from derivative liabilities of $169,653. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $83,268, with an unamortized discount of $200,135 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest traded price in the 10 prior trading days.

(47)	$138,889 convertible note that may be redeemed subject to a premium ranging from 110% to 135% if redeemed within the first 180 days of the note. The Company received proceeds of $119,000, with fees of $6,000 and an original issue discount of $13,889. The Company also recorded a debt discount from derivative liabilities of $169,653. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $18,960, with an unamortized discount of $115,860 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest traded price in the 10 prior trading days.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(48)

$230,000 convertible note that may be redeemed subject to a premium ranging from 105% to 140% if redeemed within the first 180 days of the note. The Company received proceeds of $200,000, with an original issue discount of $23,000 and fees of $7,000. The Company also recorded a debt discount from derivative liabilities of $200,000 with derivative liability loss of $33,317 for a total derivative liability of $233,317. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $25,987, with an unamortized discount of $204,013 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest closing traded price in the 20 prior trading days.

(49)	$55,000 convertible note that may be redeemed anytime at a premium of 120% with payment of the first year’s accrued interest of $5,500. The Company received proceeds of $47,500, with an original issue discount of $5,000 and fees of $2,500. The Company also recorded a debt discount from derivative liabilities of $47,500 with derivative liability loss of $22,823 for a total derivative liability of $70,323. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $11,826, with an unamortized discount of $43,174 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest closing traded price in the 10 prior trading days.

(50)	$110,000 convertible note that may be redeemed s anytime at a premium of 120% with payment of the first year’s accrued interest of $11,000. The Company received proceeds of $95,000, with an original issue discount of $10,000 and fees of $5,000. The Company also recorded a debt discount from derivative liabilities of $95,000 with derivative liability loss of $45,226 for a total derivative liability of $140,226. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $11,647, with an unamortized discount of $98,353 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest closing traded price in the 10 prior trading days.

(51)

$165,000 convertible note that may be redeemed subject to a premium ranging from 115% to 125% if redeemed within the first 180 days of the note. First year’s interest of $16,500 is guaranteed and earned at issue date. Principal and interest due at maturity. The Company received proceeds of $142,800, with an original issue discount of $15,000 and fees of $7,200. The Company also recorded a debt discount from derivative liabilities of $142,800 with derivative liability loss of $61,927 for a total derivative liability of $204,727. For the six months ended August 31, 2026, the Company recorded amortization expense of $15,921, with an unamortized discount of $149,079 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest closing traded price in the 20 prior trading days.

(52)

$166,667 convertible note that may be redeemed subject to a premium ranging from 105% to 140% if redeemed within the first 180 days of the note. Principal and interest due at maturity. The Company received proceeds of $144,000, with an original issue discount of $16,667 and fees of $6,000. The Company also recorded a debt discount from derivative liabilities of $140,000 with derivative liability loss of $32,701 for a total derivative liability of $172,701. For the six months ended August 31, 2026, the Company recorded amortization expense of $14,512, with an unamortized discount of $148,155 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest closing traded price in the 20 prior trading days.

(53)	$157,000 convertible note that may be redeemed subject to a premium ranging from 120% to 125% if redeemed within the first 180 days of the note. The Company received proceeds of $150,000, with fees of $7,000. The Company also recorded a debt discount from derivative liabilities of $169,653. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $22,688, with an unamortized discount of $94,554 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the average of the three lowest traded prices in the 10 prior trading days.

(54)	Original $165,000 note may be pre-payable at any time. The note balance includes an original issue discount of $15,000. Principal and interest due at maturity. Secured by a general security charging all of RAD’s present and after-acquired property. For the six months ended August 31, 2026, the Company recorded amortization expense of $1,863, with an unamortized discount of $13,137 at August 31, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(55)	$225,000 note repayable in 36 weekly payments of $6,250 starting August 6, 2026. Non-interest bearing. Secured by a general security charging all of RAD’s present and after-acquired property. Along with the debt the Company issued warrants to purchase 225 Series F shares. A derivative value of $435,024 was determined for the warrants including a derivative discount of $225,000 and derivative liability loss of $210,024. For the six months ended August 31, 2026, the Company recorded amortization expense of $46,622, with an unamortized discount of $178,978 at August 31, 2026. The Company has repaid $25,000.

(56)	$209,300 convertible note that may be redeemed subject to a discount ranging from 97% to 98% if redeemed within the first 180 days of the note. First year’s interest of $25,116 is guaranteed and earned at issue date. Note is repayable in 10 monthly instalments of $24,442 starting September 15, 2026. The Company received proceeds of $175,000, with an original issue discount of $27,300 and fees of $7,000. The Company also recorded a debt discount from derivative liabilities of $172,065. Principal and interest due at maturity. For the six months ended August 31, 2026, the Company recorded amortization expense of $7,982, with an unamortized discount of $198,383 at August 31, 2026. After an event of default , the note and interest is convertible at a conversion price of 65% of the lowest traded price in the 10 prior trading days.

(57)	$200,000 note repayable in 32 weekly payments of $6,250 starting November 24, 2026. Non-interest bearing. Secured by a general security charging all of RAD’s present and after-acquired property. Along with the debt the Company issued warrants to purchase 350 Series F shares. A derivative value of $655,270 was determined for the warrants including a derivative discount of $200,000 and derivative liability loss of $455,270. For the six months ended August 31, 2026, the Company recorded amortization expense of $0, with an unamortized discount of $200,000 at August 31, 2026.

(58)

$150,000 convertible note that may be redeemed subject to a premium ranging from 105% to 140% if redeemed within the first 180 days of the note. First year’s interest of $18,000 is guaranteed and earned at issue date. Principal and interest due at maturity. The Company received proceeds of $126,000, with an original issue discount of $15,000 and fees of $9,000. The Company included 25,000,000 August 19, 2026 warrants to purchase common shares at an exercise price of $0.006 with a 5 year term. The Company also recorded a debt discount from derivative liabilities of $123,258 with derivative liability loss of $77,366 for a total derivative liability (including warrant liability of $11,742) of $200,624. For the six months ended August 31, 2026, the Company recorded amortization expense of $2,298, with an unamortized discount of $144,960 at August 31, 2026. After 180 days, the note and interest is convertible at a conversion price of 65% of the lowest closing traded price in the 20 prior trading days.

(59)	$225,000 note repayable in 36 weekly payments of $6,250 starting September 3, 2026. Non-interest bearing. Secured by a general security charging all of RAD’s present and after-acquired property. Along with the debt the Company issued warrants to purchase 350 Series F shares. A derivative value of $368,762 was determined for the warrants including a derivative discount of $225,000 and derivative liability loss of $143,762. For the six months ended August 31, 2026, the Company recorded amortization expense of $0, with an unamortized discount of $225,000 at August 31, 2026.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. DERIVATIVE LIABILITY

As of August 31 ,2026 the Company revalued the fair value of all of the Company’s derivative liabilities associated with the conversion features on the convertible notes payable and warrants, and Preferred Series F warrants and determined that it had a total derivative liability of $3,890,582.

The Company estimated the initial fair value of the derivative liabilities from the embedded conversion feature and an August 19, 2026 warrant having a value of $2,206,434 using a Monte-Carlo simulation model using the following key assumptions during the six months ended August 31, 2026:

Strike price	$0.004 - $0.036
Fair value of Company common stock	$0.004 - $0.117
Dividend yield	0.00%
Expected volatility	117.88% - 139.11%
Risk free interest rate	3.69% - 4.15%
Expected term (years)	0.31 -1.0

The Company estimated the initial fair value of the derivative liabilities on the Series F warrants having a value of $1,459,056 using the Monte-Carlo simulation model using the following key assumptions during the six months ended August 31, 2026:

Strike price	$0.0004 - $0.036
Fair value of Company common stock	$0.004 - $0.0078
Dividend yield	0.00%
Expected volatility	167.99% - 168.1%
Risk free interest rate	4.69% -4.77%
Expected term (years)	10.34 - 10.42

The changes in the derivative liabilities (Level 3 financial instruments) measured at fair value on a recurring basis for the six months ended August 31, 2026 were as follows:

Balance as of March 1, 2026	$-

Derivative discount on convertible notes including $11,742 warrant liability	1,745,452
Derivative discount on Preferred Series F warrants included with debt	650,000
Derivative liability loss	1,495,130
Balance as of August 31, 2026	$3,890,582

For the six months ended August 31, 2026 the Company included a derivative liability loss of $1,495,130 which was comprised of the following:

Day-one derivative liability loss	1,270,038
Change in fair value of derivative liabilities	225,092
Total derivative liability loss at August 31, 2026	$1,495,130

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

In exchange for 306 Series C Convertible Redeemable Preferred Shares (“Series C”), the Company received gross proceeds of $306,000 with net proceeds of $278,580 after paying $6,000 in legal fees and $21,420 in broker fees both charged against paid in capital. The Company must redeem the shares at stated capital of 1,200 per share and a 1.095 premium at 180 days after issuance. The Company recorded the 306 outstanding shares at its redemption value of $402,084 at February 28, 2025, with the offsetting adjustment to paid in capital. During the year the Company issued 12% quarterly dividends in 44 Series C shares with a value of $58,100. The Company failed to redeem the Series C shares on the August 9, 2025, redemption date and a penalty of 114 Series C shares with a value of $149,307 was recorded. In August 2025 the Company redeemed 95 Series C shares for $125,000 including a deemed dividend of $29,871. In September 2025 the Company failed to convert a conversion notice of 96 shares. This conversion was withdrawn in December 2025 and a new conversion for 85 Series C shares with a value of $111,690 including a dividend of $84,690 with a corresponding adjustment to paid in capital. In exchange for the converted Series C shares, the Company issued 1,994,464 common shares. In January 2026, the Company failed to convert a conversion notice of 80 shares. On March 19, 2026 the Company entered into an agreement with the investor whereby the parties agreed to reduce the penalty on the September 2025 and January 2026 failed conversion to 133 Series C shares at a value of $175,140 ( The penalty was reduced from 345 Series C shares to 133 Series C shares) . The parties agreed on the Series C share balance at February 28, 2026 to be 417 series C shares. In addition, the parties agreed to issue an additional 222 Series C shares for proceeds of $200,000 and fees of $22,000. These shares have a redemption value of $291,708. Also on March 19, 2026, the parties agreed to convert 165 Series C shares at a value of $216,810 for 13,550,625 common shares. The shareholder also converted 40 shares at a value of $52,560 for 3,285,000 common shares on May 6, 2026, and 93 shares at a value of $122,202 for 7,637,628 common shares on May 12, 2026. On August 5, 2026 the shareholder converted 62 shares at a redemption value of $81,468 for 20,811,189 common shares and on August 21, 2026 another 47 shares at a redemption value of $61,758 for 21,319,222 common shares. A deemed dividend of $408,877 was recorded on all these conversions. During the six months ended August 31, 2026, dividends of 21 Series C shares having a value of $27,413 were accrued. At August 31, 2026, there were 243 outstanding series C shares with a redemption value of $332,264. At February 28, 2026, there were 417 outstanding series C shares with a redemption value of $547,941.

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

Summary of Preferred Stock Warrant Activity

	Number of Series F Preferred Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2026	939	$1.00	7.5
Issued	800	—	10.0
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2026	1,739	$1.00	7.9

Along with the promissory notes dated July 30, 2026 for $225,000, August 11, 2026 for $ 200,000 and August 27, 2026 for $225,000 the Company issued 225, 350 and 225, on those respective dates, with a 10 year term and an exercise price of $1.00. A derivative discount of $650,000 was recorded.

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

- During the six months ended August 31, 2026, the Company issued 123,765,723 common shares with gross proceeds of $1,435,429 and net proceeds of $1,322,722 after issuance costs of $119,307.

- During the six months ended August 31, 2026, the Company issued 96,000,000 common shares having a fair value of $1,879,500 on exchange of debt to repay $332,590 in loans payable and $653,400 in accrued interest totaling $985,990 with a loss on settlement of debt of $893,510.

- During the six months ended August 31, 2026, the Company issued 35,767,014 common shares having a fair value of $149,992 on conversion of debt to repay $140,000 in loans payable and $9,992 in accrued interest.

-Along with the $630,000 loan of March 25, 2026, a refundable commitment fee of 14,100,000 shares was issued. These shares are refundable if the loan was fully repaid by May 5, 2026, and it was. The shares were recorded at par value of $141 with a corresponding adjustment to paid in capital. These shares were returned on July 13, 2026 and an offsetting entry was made.

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

-In accordance with an Equity Purchase Agreement June 23, 2026 for $10,000,000 , 2,500,000 commitment fee shares at a fair value of $ 16,500 and are included in issuance costs for shares sold under this arrangement.

-During the six months ended August 31, 2026, the Series C Preferred shareholder converted 407 Series C Preferred Shares having a value of $534,798 for 66,603,661 common shares with a deemed dividend of $408,877.

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The common shares issued, issuable and outstanding at August 31, 2026 and February 28, 2026:

Common shares	August 31, 2026	February 28, 2026
Issued	595,009,245	267,872,804
Issuable	1,250,000	-

Issued, issuable and outstanding	596,259,245	267,872,804

Summary of Common Stock Warrant Activity

For the three months and six months ended August 31, 2026 and August 31, 2025, the Company recorded a total of $33,975 and $94,483, and $160,710 and $160,710 respectively, to stock-based compensation for options and warrants with a corresponding adjustment to additional paid-in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at February 28, 2026	470,000	$0.04	1.44
Issued	—	—	—
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at August 31, 2026	470,000	$0.004	0.94

Summary of Common Stock Option Activity -Employee Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years
Outstanding at March 1, 2026	1,732,121	$2.00	2.10
Issued	—	—	—
Exercised	—	—	—
Forfeited, extinguished and cancelled	—	$—	—
Outstanding at August `31, 2026	1,732,121	$2.00	1.60

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

The Company’s leases are accounted for as operating leases. Rent expense and operating lease cost are recorded over the lease terms on a straight-line basis. Rent expense and operating lease cost was $67,327 and $134,699 for the three and six months ended August 31, 2026, respectively, and $62,578 and $120,797 for the three and six months ended August 31, 2025, respectively.

Maturity of Lease Liabilities	Operating Leases
August 31, 2027	$234,795
August 31, 2028	217,470
August 31, 2029	207,558
August 31, 2030	207,558
August 31, 2031	138,372
Total lease payments	1,005,753
Less: Interest	(163,329)
Present value of lease liabilities	$842,424

ARTIFICIAL INTELLIGENCE TECHNOLOGY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(6,838,473)	$763,064	$(12,554,310)	$(3,830,953)
Deduct : Dividend on Series C shares	(315,405)	(29,871)	(408,877)	(29,871)
Net income (loss )available to common shareholders	(7,153,878)	733,193	(12,963,187)	(3,860,824)

Denominator:
Weighted average shares – basic	451,014,825	184,694,421	388,485,442	169,935,566

Net income (loss) per share – basic	$(0.02)	$0.00	$(0.03)	$(0.02)

Dilutive effect of common stock equivalents:
Convertible Series C Preferred Shares	—	7,045,296	—	—
Convertible Series F Preferred Shares	—	682,680,273	—	—
Stock options and warrants	—	2,261,775	—	—
	—	691,987,344	—	—
Denominator:
Weighted average shares – diluted	451,014,825	876,681,766	388,485,442	169,935,566

Net income (loss) per share – diluted	$(0.02)	$0.00	$(0.03)	$(0.02)

The anti-dilutive shares of common stock equivalents for the three and six months ended August 31, 2026 and 2025 were as follows:

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2026	2025	2026	2025

Convertible or exchangeable debt and accrued interest	14,478,810,811	—	14,478,810,811	—
Convertible Series C Preferred Shares	96,587,891	—	96,587,891	7,045,296
Convertible Series F Preferred Shares	2,057,094,397	—	2,057,094,397	682,680,273
Stock options and warrants	2,202,121	—	2,202,121	2,261,775
Total	16,634,695,220	—	16,634,695,220	691,987,344

16. SUBSEQUENT EVENTS

Subsequent to August 31, 2026:

— The Company issued 63,547,330 common shares pursuant to an equity purchase agreement for gross proceeds of $155,658, issuance costs of $6,226 and net proceeds of $149,432. In addition the Company issued another 27,600,595 common shares for estimated gross proceeds of $46,369, the exact shares and purchase price will be determined at the end of the valuation period which falls after this reporting date.

— The Company issued 32,000,000 common shares to a lender to settle $61,440 in accrued interest pursuant to exchange agreements with the lender.

— The Company issued 84,931,298 common shares to a lender to convert $150,000 in principal, $8,541 in accrued interest and $2,880 in fees for a total of $161,421.

— The Preferred Series C shareholder converted 93 Preferred Series C shares at a redemption value of $122,202 for 58,719,743 common shares.

— on September 30, 2026, the Company issued a $120,000 note repayable in 40 weekly payments of $3,000 starting October 9, 2026. Cash proceeds were $100,000 with a $20,000 original issue discount. Non-interest bearing. Secured by a general security charging all of RAD’s present and after-acquired property. Along with the debt the Company issued warrants to purchase 150 Series F shares with a $1.00 exercise price and a December 31, 2036 maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and six months ended August 31, 2026 and August 31, 2025 should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended February 28, 2026, as filed on June 9, 2026 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “AITX”, the “Company”, “we”, “us”, and “our” refer to Artificial Intelligence Technology Solutions Inc.

Overview

AITX was incorporated in Florida on March 25, 2010, under the name On the Move Systems Corp., and reincorporated into Nevada on February 17, 2015. On August 24, 2018, the Company changed its name to Artificial Intelligence Technology Solutions Inc. AITX’s fiscal year end is February 28 (February 29 during leap year). AITX’s principal executive offices are located at 10800 Galaxie Avenue, Ferndale, Michigan 48220, and our telephone number is (877) 787-6268.

AITX’s mission is to apply artificial intelligence to solve enterprise problems that are expensive, repetitive, difficult to staff, and outside the core competencies of the client organization.

AITX is a vertically integrated developer and operator of artificial intelligence-driven security and operational automation solutions. Through our wholly owned subsidiaries, principally Robotic Assistance Devices, Inc. (“RAD”), we design, manufacture, deploy, and support a portfolio of stationary devices, mobile autonomous platforms, and software products powered by SARA™ (Speaking Autonomous Responsive Agent), our proprietary agentic AI platform. SARA enables our devices to perceive, decide, communicate, and act in real time, escalating to human operators only when needed. Our long-term design target for the portfolio, which we refer to as “RAD Town,” is described in Item 1 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2026 (the “Annual Report”).

Substantially all of our revenue is generated through recurring monthly subscription contracts, typically with minimum twelve-month initial terms, under a Solutions-as-a-Service model in which the Company retains ownership of the deployed hardware; we also sell units outright to a limited number of enterprise customers. Device rental revenue represented approximately 89% of total revenue for the three months ended August 31, 2026.

We view our commercial activity as proceeding along three principal sales avenues, each conducted through a dedicated wholly owned subsidiary and each integrated with SARA:

●	Stationary solutions (RAD-I). Robotic Assistance Devices, Inc. operates our stationary product portfolio, including ROSA™, our most widely deployed device; RIO™, a portable solar-powered security tower; AVA™, a vehicle gate access solution; TOM™, a visitor and front-desk management solution; and ROSS™ and RAM™, which add SARA-enabled analytics and response to existing third-party cameras. These solutions are typically deployed at building entries, gates, perimeters, parking facilities, and interior chokepoints, and RAD-I remains the largest contributor to consolidated revenue.

●	Mobile autonomous solutions (PURSUON). Our mobile autonomous platform business is centered on ROAMEO™, a fully autonomous outdoor security patrol vehicle that operates without on-site human pilots. In August 2026, Robotic Assistance Devices Mobile, Inc. was renamed Pursuon Inc. (“PURSUON”); PURSUON remains wholly owned by the Company, and RAD is the exclusive reseller of ROAMEO. Commercial deployment and recurring billing of ROAMEO commenced in May 2026, and as of August 31, 2026, two ROAMEO units were deployed and generating recurring revenue.

●	Agentic AI platform and partnerships (RAD-G). Robotic Assistance Devices Group, Inc. holds, develops, and commercializes the SARA platform and operates our platform partnership strategy with monitoring platforms and central stations, third-party hardware manufacturers, dealers and integrators, and enterprise end users. During the quarter, RAD stationary devices completed user acceptance testing and became available on the production environment of Immix, a central station monitoring software platform, following the integration announced in March 2026. Robotic Assistance Devices Lanka (Private) Limited, our Sri Lanka subsidiary, operates as a wholly owned subsidiary of RAD-G and provides engineering and production capacity.

RAD solutions are differentiated because they:

1.	Begin with an AI-driven autonomous response through SARA, and escalate to a human operator only when needed.

2.	Run on hardware purpose-built by RAD and assembled at our facility in Ferndale, Michigan, in form factors designed for each application.

3.	Are delivered through RAD-developed software and cloud services, allowing enterprise IT and security teams to focus on their core competencies instead of maintaining complex video and security platforms.

We sell business-to-business through a direct enterprise sales team and an authorized dealer network of more than one hundred dealers across the United States, Canada, and the European Union, which addresses small and middle-market accounts and provides geographic reach that direct sales cannot economically cover. As of August 31, 2026, we had approximately 1,000 devices deployed, primarily in the United States and Canada, with early deployments in Europe. Our customer base spans logistics, healthcare, commercial real estate, manufacturing, retail, education, and government, and includes one Fortune Top 10 enterprise and several additional Fortune 500 enterprises. We have maintained SOC 2 Type 2 status since February 2025.

Our principal corporate website is www.aitx.ai, where our press releases and SEC filings are available. Information on our websites is not incorporated by reference into this report.

Management Discussion and Analysis

Results of Operations for the Three Months Ended August 31, 2026 and 2025

The following table shows our results of operations for the three months ended August 31, 2026 and 2025. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Period
	Three Months Ended	Three Months Ended	Change
	August 31, 2026	August 31, 2025	Dollars	Percentage
Revenues	$1,985,604	$1,888,749	$96,855	5%
Gross profit	1,063,301	1,344,865	(281,564)	(21%)
Operating expenses	3,743,697	3,654,024	89,673	2%
Loss from operations	(2,680,396)	(2,309,159)	(371,238)	16%
Other income (expense), net	(4,158,077)	3,072,223	(7,230,300)	(235%)
Net Income (Loss)	$(6,838,473)	$763,064	$(7,601,539)	(996%)

Revenue

The following table presents revenues from contracts with customers disaggregated by product/service:

	Three Months Ended	Three Months Ended	Change
	August 31, 2026	August 31, 2025	Dollars	Percentage
Device rental activities	$1,765,293	$1,695,471	$69,822	4%
Direct sales of goods and services	220,311	193,278	27,033	14%
	$1,985,604	$1,888,749	$96,855	5%

Total revenue for the three-month period ended August 31, 2026 was $1,985,604 which represented an increase of $96,855 compared to total revenue of $1,888,749 for the three months ended August 31, 2025. Rental activities increased by 2% over the prior year’s quarter and direct sales increased by 14%. Rental activities small increase is attributable to the loss of business from one customer, who due to its own cost cutting initiatives which began in December 2025, went from contributing to 46% of the Company’s revenues in 2025, to 18% of the Company’s revenues in 2026. The Company managed to increase its revenues from other customers by approximately $617,000 to overcome this lost revenue and end up with 5% growth over the prior year’s quarter.

Gross profit

Total gross profit for the three-month period ended August 31, 2026 was $1,063,301, which represented an decrease of $281,564 compared to gross profit of $1,344,865 for the three months ended August 31, 2025. The gross profit decreased due to an inventory write down of $270,987. The Company was not able to realize sales on this product due to the high cost of developing and selling to a new retail market. The Company has decided to rather focus on software initiatives instead. The gross profit % of 54% for the three-month period ended August 31, 2026 was lower than the gross profit % of 71% for the prior year’s corresponding period. Without the inventory write down the 2026 gross profit would have been 67% which is more consistent with the prior year but still slightly lower due to overhead allocations and different product mix.

Operating Expenses

	Period
	Three Months Ended	Three Months Ended	Change
	August 31, 2026	August 31, 2025	Dollars	Percentage
Research and development	$1,062,671	$919,714	$142,957	16%
General and administrative	2,579,273	2,634,832	(55,559)	(2%)
Depreciation and amortization	34,426	36,900	(2,474)	(7%)
Operating lease cost and rent	67,327	62,578	4,749	8%
Operating expenses	$3,743,697	$3,654,024	$89,674	2%

Our operating expenses were comprised of general and administrative expenses, research and development, and depreciation. General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the three-month period ended August 31, 2026 and August 31, 2025, were $3,743,697and $3,654,024, respectively. The overall increase of $89,674 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses decreased by $55,559. In comparing the three months ended August 31, 2026 and August 31, 2025 the decrease in G&A was primarily due to decreases in: wages and salaries of $95,188, stock-based compensation of $46,380, and travel $53,262. These increases were partially offset by increase in: professional fees of $77,716, repairs and maintenance of $49,065 ,office expenses of $8,603 and with other net G& A account increases.

●	Research and development increased by $142,957 due to an increase in software development.

●	Depreciation and amortization decreased by $2,474 due to changes in estimates for the allocation of revenue earning devices not in use.

●	Operating lease cost and rent increased by $4,749.

Other Income (Expense)

Other income (expense) consisted of interest , change in fair value of derivatives, and gains (losses) on settlement of debt . Other income (expense) during the three months ended August 31, 2026 and August 31, 2025, was (4,158,077) and $3,072,223, respectively. The $7,230,300 increase in other expense was primarily attributable to the gain on settlement of debt of $4,370,185 in the prior year as well as increases, in interest expense , amortization of discounts including new derivative discounts, derivative liability loss and losses on debt settlements.

Net income (loss)

We had a net loss of $6,838,473 for the three months ended August 31, 2026, compared to net income of $763,064 for the three months ended August 31, 2025. The increase in net loss of $7,601,539 is a result of lower gross profit and higher other expense.

Results of Operations for the Six Months Ended August 31, 2026 and 2025

The following table shows our results of operations for the six months ended August 31, 2026 and 2025 The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

Revenue

	Period
	Six Months Ended	Six Months Ended	Change
	August 31, 2026	August 31, 2025	Dollars	Percentage
Revenues	$3,816,806	$3,743,586	$73,220	2%
Gross profit	2,247,125	2,578,366	(331,241)	(13%)
Operating expenses	7,636,884	8,066,193	(429,309)	(5%)
Loss from operations	(5,389,759)	(5,487,827)	98,068	(2%)
Other income (expense), net	(7,164,551)	1,656,874	(8,821,425)	532%
Net loss	$(12,554,310)	$(3,830,953)	$(8,723,357)	228%

The following table presents revenues from contracts with customers disaggregated by product/service:

	Six Months Ended	Six Months Ended	Change
	August 31, 2026	August 31, 2025	Dollars	Percentage
Device rental activities	$3,378,388	$3,322,757	$55,631	2%
Direct sales of goods and services	438,418	420,829	17,589	4%
	$3,816,806	$3,743,586	$73,220	2%

Total revenue for the six-month period ended August 31, 2026 was $3,816,806 which represented an increase of $73,220 compared to total revenue of $3,743,586 for the six months ended August 31, 2025. Rental activities increased by 2% over the prior year’s six-month period and direct sales increased by 4%. Rental activities small increase is attributable to the loss of business from one customer, who due to its own cost cutting initiatives which began in December 2025, went from contributing to 47% of the Company’s revenues in 2025, to 19% of the Company’s revenues in 2026. The Company managed to increase its revenues from other customers by approximately $1,094,000 to overcome this lost revenue and end up with 2% growth over the prior year’s six-month period.

Gross profit

Total gross profit for the six-month period ended August 31, 2026 was $2,247,125 which represented a decrease of $331,241, compared to gross profit of $2,578,366 for the six months ended August 31, 2025. The gross profit decreased due to an inventory write down of $270,987. The Company was not able to realize sales on this product due to the high cost of developing and selling to a new retail market. The Company has decided to rather focus on software initiatives instead. The gross profit % of 59% for the six-month period ended August 31, 2026 was lower than the gross profit % of 69% for the prior year’s corresponding period. Without the inventory write down the 2026 gross profit would have been 66% which is more consistent with the prior year but still slightly lower due to overhead allocations and different product mix.

Operating Expenses

	Period
	Six Months Ended	Six Months Ended	Change
	August 31, 2026	August 31, 2025	Dollars	Percentage
Research and development	$1,948,264	$2,007,333	$(59,069)	(3%)
General and administrative	5,486,849	5,867,042	(380,193)	(6%)
Depreciation and amortization	67,072	71,021	(3,949)	(6%)
Operating lease cost and rent	134,699	120,797	13,902	12%
Operating expenses	$7,636,884	$8,066,193	$(429,309)	(5%)

General and administrative expenses consisted primarily of professional services, automobile expenses, advertising, salaries and wages, travel expenses and consultants. Our operating expenses during the six-month period ended August 31, 2026 and August 31, 2025, were $7,636,884 and $8,066,193, respectively. The overall decrease of $429,309 was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses decreased by $380,193. In comparing the six months ended August 31, 2026 and August 31, 2025 the increase may be partially explained by the following decreases: wages and salaries by $322,332, travel by $21,500, stock-based compensation by $66,727, and RMC costs by $123,940. These were partially offset by increases in the following accounts: office expenses by $112,470, professional fees by $32,549 commission by $14,858 and with other net G& A account increases.

●	Research and development decreased by $59,069 due to a shift in personnel from R&D paid to a company partially owned by a principal shareholder , to more cost efficient outside contractors.

●	Depreciation and amortization decreased by $3,949.

●	Operating lease cost and rent increased by $13,902 due to an increase in short term leases.

Other Income (Expense)

Other income (expense) during the six months ended August 31, 2026 and August 31, 2025, was (7,164,551) and $1,656,874, respectively. The $8,821,425 increase in other expense was primarily to the gain on settlement of debt of $4,370,185 in the prior year as well as increases, in interest expense , amortization of discounts including new derivative discounts, derivative liability loss and losses on debt settlements.

Net loss

We had a net loss of $12,554,310 for the six months ended August 31, 2026, compared to a net loss of $3,830,953 for the six months ended August 31, 2025. The increase in net loss of $8,723,357 is a result of lower gross profit and higher other expense.

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

As of August 31, 2026, we had a cash balance of $220,275, accounts receivable of $947,146, device parts inventory of $1,261,080 and $58,906,967 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	August 31, 2026	February 28, 2026
Current assets	$3,012,097	$2,935,003
Current liabilities	58,906,967	19,952,748
Working capital	$(55,894,870)	$(17,017,745)

As of August 31, 2026 and February 28, 2026, we had a cash balance of $220,275 and $109,043, respectively.

Summary of Cash Flows

Summary of Cash Flows	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025
Net cash used in operating activities	$(4,820,842)	$(5,400,554)
Net cash used in investing activities	$(16,438)	$(10,420)
Net cash provided by financing activities	$4,948,512	$4,868,020

Net cash used in operating activities.

Net cash used in operating activities for the six months ended August 31, 2026 was $4,820,842 which included a net loss of $12,554,310 non-cash activity such as , inventory provision $270,987 ,bad debts expense of $40,000, reduction of right of use asset of $77,960, accretion of lease liability $44,627, stock based compensation of $94,483, loss on settlement of debt $893,510, derivative discount in excess of fair value of debt $1,270,038, change in fair value of derivative liabilities $225,092, change in operating assets and liabilities of $2,782,608, amortization of debt discount of $1,036,482, decrease in related party accrued payroll and interest of $117,239 and depreciation and amortization of $1,114,920 to derive the uses of cash in operations.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended August 31, 2026 was $16,438 and consisted of $15,600 for the purchase of fixed assets, and $838 for acquisition of trademarks.

Net cash provided by financing activities.

Net cash provided by financing activities was $4,948,512 for the six months ended August 31, 2026. This consisted of share proceeds net of issuance costs of 1,332,722, proceeds from loans payable of $4,594,328, proceeds from Series C redeemable convertible preferred shares of $200,000 and reduced by repayments on loans payable of $1,178,538.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended February 28, 2026, as filed on June 9, 2026.

Related Party Transactions

For the three months ended August 31, 2026, the Company had net advances from its loan payable-related party of $12,448 and for the six months ended August 31, 2026, the Company had net repayments from its loan payable-related party of 117,239. For the three months and six months ended August 31, 2025 , the Company had no repayments of net advances from its loan payable-related party. At August 31, 2026 the loan payable-related party was $344,394 and $461,633 at February 28, 2026. Included in the balance due to the related party at August 31, 2026 is $267,862 of deferred salary and interest, $159,263 of which bears interest at 12%. As of February 28, 2026, included in the balance due to the related party is $285,638 of deferred salary all of which bears interest at 12%. The accrued interest included in the loan at August 31, 2026, and February 28, 2026, was $89,699, and $79,268, respectively.

During the six months ended August 31, 2026, the Company paid out gross payments to the CEO of $359,888 offset by a bonus accrual of $500,000, which yields a net increase of $140,112 relating to deferred compensation for CEO. This was all in accordance with a December 2023 board action allowing for $1 million of annual discretionary compensation as well as a February 28, 2025, board action which provided an additional $1.5 million in compensation. The balance of deferred compensation for CEO was $1,951,968 and $1,811,856 at August 31, 2026, and February 28, 2026, respectively.

During the six months ended August 31, 2025, the Company paid out gross payments to the CEO of $1,504,917 offset by a bonus accrual of $500,000, which yields a net change of $1,004,917 relating to deferred compensation for CEO. This was all in accordance with a December 2023 board action allowing for $1 million of annual discretionary compensation as well as a February 28, 2025.

For the three and six months ended August 31, 2026, the Company accrued $0 (three and six months ended August 31 2025-$0) of incentive compensation plan payable to the CEO . This will be payable in Series G Preferred Shares which are redeemable at the Company’s option at $1,000 per share. At August 31, 2026, and February 28, 2026, there was $5,500,000 and $5,500,000 of incentive compensation payable.

During the three months ended August 31, 2026 and 2025, the Company was charged $555,186 and $598,277, respectively for fees for research and development from a company partially owned by a principal shareholder.

During the six months ended August 31, 2026 and 2025, the Company was charged $945,316 and $1,335,152, respectively for fees for research and development from a company partially owned by a principal shareholder. The principal shareholder received no compensation from this partially owned research and development company and the fees were spent on core development projects. As at both August 31, 2026, and February 28, 2026, the balance due to this company was $76,532 and $160,557, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of August 31, 2026, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of August 31, 2026, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Date	Transaction	Consideration	Shares Issued
	Number of shares outstanding March 1, 2026		267,872,804
March 9, 2026	Debt exchange*	$224,000 in accrued interest exchanged for common shares at a fair value of $280,000 for a loss on settlement of debt of $56,000	7,000,000
March 12, 2026	Common share issuance	Rounding shares on reverse split	43
March 19,2026	Series C share issuance*	Issuance of 222 Series C Convertible Preferred including 22 Series C share Commitment fee for proceeds of $200,000	—
March 19,2026	Conversion of Series C Preferred Shares*	Conversion of 165 Series C shares for fair value of $216,810	13,550,625
March 20,2026	Debt exchange*	$112,000 in accrued interest exchanged for common shares at a fair value of $630,700 for a loss on settlement of debt of $518,700	7,000,000
March 25,2026	Convertible debt issuance*	$110,000 Convertible note that converts after 180 days at 80% of the lowest traded price 15 prior trading days	—
March 25, 2026	Convertible debt issuance*	$630,000 Convertible note that converts after 180 days with penalty at 20% of the lowest traded price 15 prior trading days. This loan was repaid May 5, 2026.	—
March 25, 2026	Common share issuance*	Commitment fee returnable to the Company as $630,00 debt was repaid on May 5, 2025	14,100,000
April 9, 2026	Convertible debt issuance*	$257,000 Convertible note that converts after 180 days at 65% of the average of the three lowest traded prices 10 prior trading days	—
April 20, 2026	Convertible debt issuance*	$277,778 Convertible note that converts at 75% of the lowest traded prices 10 prior trading days	—
April 20, 2026	Common share issuance*	Commitment fee on April 20 ,2026 convertible note	5,000,000
May 1, 2026	Convertible debt issuance*	$257,000 Convertible note that converts after 180 days at 65% of the average of the three lowest traded prices 10 prior trading days	—

April 27, 2026	Debt exchange*	$185,600 in accrued interest exchanged for common shares at a fair value of $220,800 for a loss on settlement of debt of $35,200	8,000,000
May 4, 2026	Convertible debt issuance*	$700,000 Convertible note that converts at 65% of the lowest closing bid prices 10 prior trading days	—
May 4, 2026	Common share issuance*	Commitment fee issuable on May 4 ,2026 convertible note(2)	1,250,000
May 5, 2026	Debt exchange*	$80,000 in accrued interest exchanged for common shares at a fair value of $100,000 for a loss on settlement of debt of $20,000	5,000,000
May 6, 2026	Conversion of Series C Preferred Shares*	Conversion of 40 Series C shares for fair value of $52,560	3,285,000
May 12, 2026	Conversion of Series C Preferred Shares*	Conversion of 93 Series C shares for fair value of $122,202	7,637,625
May 27, 2026	Debt exchange*	$144,300 in principal and accrued interest exchanged for common shares at a fair value of $222,000 for a loss on settlement of debt of $77,700	12,000,000
May 29, 2026	Convertible debt issuance*	$138,889 Convertible note that converts at 65% of the lowest traded prices 10 prior trading days	—
June 3, 2026	Convertible debt issuance*	$230,000 Convertible note that converts at 65% of the lowest traded prices 20 prior trading days	—
June 9, 2026	Convertible debt issuance*	$55,000 Convertible note that converts at 65% of the lowest traded prices 10 prior trading days	—
June 9, 2026	Convertible debt issuance*	$110,000 Convertible note that converts at 65% of the lowest traded prices 10 prior trading days	—
June 12, 2026	Debt exchange*	$89,700 including $75,200 in principal and $14,500 in accrued interest exchanged for common shares at a fair value of $138,000 for a loss on settlement of debt of $48,300	12,000,000
June 15, 2026	Convertible debt issuance*	$165,000 Convertible note that converts at 65% of the lowest traded prices 10 prior trading days	—
June 20, 2026	Convertible debt issuance*	$157,000 Convertible note that converts at 65% of the lowest traded prices 10 prior trading days	—

June 24, 2026	Convertible debt issuance*	$166,667 Convertible note that converts at 60% of the lowest traded prices 20 prior trading days	—
July 8, 2026	Debt conversion*	$10,000 in principal and $610 in accrued interest for common shares	1,441,576
July 13, 2026	Share cancellation	Cancellation of March 25, 2026 shares issued a returnable commitment fee	(14,100,000)
July 21, 2026	Debt conversion*	$20,000 in principal and $1,307 in accrued interest for common shares	3,859,904
July 22, 2026	Debt exchange*	$80,730 in principal exchanged for common shares at a fair value of $126,000 for a loss on settlement of debt of $45,270	18,000,000
July 29, 2026	Debt conversion*	$20,000 in principal and $1,360 in accrued interest for common shares	4,306,452
August 8, 2026	Series C conversion*	62 Series C shares at a redemption value of $ 81,468	20,811,189
August 6, 2026	Debt conversion*	$20,000 in principal and $1,413 in accrued interest for common shares	4,866,666
August 11, 2026	Convertible debt issuance*	$209,300 Convertible note that converts at 65% of the lowest traded prices 10 prior trading days	—
August 13, 2026	Debt conversion*	$20,000 in principal and $1,460 in accrued interest for common shares	4,877,273
August 19, 2026	Convertible debt issuance*	$150,000 Convertible note that converts at 65% of the lowest traded prices 20 prior trading days	—
August 21, 2026	Series C conversion*	47 Series C shares at a redemption value of $ 61,758	21,319,222
August 24, 2026	Debt conversion*	$20,000 in principal and $1,917 in accrued interest for common shares	8,206,302
August 25, 2026	Debt conversion*	$20,000 in principal and $1,925 in accrued interest for common shares	8,208,841
August 26, 2026	Debt exchange*	$69,660 in principal exchanged for common shares at a fair value of $162,000 for a loss on settlement of debt of $92,340	27,000,000
March 1, 2026-August 31, 2026	Other registered sales	Various prices	123,765,723
	Number of shares outstanding August 31, 2026		596,259,245

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

Artificial Intelligence Technology Solutions Inc.

Date: October 20, 2026	BY:	/s/ Steven Reinharz
Steven Reinharz
President, Chief Executive Officer (principal executive officer)

Date: October 20, 2026	BY:	/s/ Anthony Brenz
Anthony Brenz
Chief Financial Officer (principal financial officer)

-47-